Form 10QSB
period 1995-06-30
STRATAMERICA CORP
filed 1995-08-09
CIK 810829

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 30, 1995
                  ------------------------------------------------------------

Commission file number     0-15399
                       -------------------------------------------------------

                          StratAmerica Corporation
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Utah                                    87-0368170
--------------------------------         -------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    42-620 Caroline Court, Palm Desert, California                  92211
--------------------------------------------------------      ----------------
       (Address of principal executive offices)                   (Zip Code)

                              (619) 776-1010
------------------------------------------------------------------------------
             (Registrant's Telephone Number, including area code)

                                     N/A
------------------------------------------------------------------------------
                    Former Address from Previous Form 10-Q

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    -----      -----

     10,000,000 Common Shares, $0.05 par value, were issued and outstanding as of July 31, 1995(1).

     Transitional Small Business Disclosure Format.
                                Yes         No   X
                                    -----      -----


-----------------------------
(1) Calculated without reference to Regulation 240.13d-3.

ITEM 1 - FINANCIAL STATEMENTS

                           STRATAMERICA CORPORATION

                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
                                 (unaudited)

                                                           June 30,  March 31,
                                                             1995      1995
                                                          ---------  ---------
   ASSETS

Current assets:
   Cash                                                    $      6   $    237
   Restricted cash                                            --            35
   Trade accounts receivable                                     48         23
   Interest receivable - related party                           38         15
   Inventories                                                  165        161
   Prepaid expenses                                             152         75
                                                          ---------  ---------
      Total current assets                                      409        546

Notes receivable - related party                                611        611
Property and equipment, net                                   1,140      1,204
Goodwill, net                                                   476        550
Other assets                                                     82         80
                                                          ---------  ---------
                                                           $  2,718   $  2,991
                                                          ---------  ---------
                                                          ---------  ---------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $    816   $    765
   Accrued liabilities                                        3,482      3,338
   Current portion of long-term debt and
    capital lease obligations                                 1,800      1,872
   Notes payable                                              2,329      2,193
   Deferred franchise fees                                       95        120
   Deposit                                                      246        246
                                                          ---------  ---------
      Total current liabilities                               8,768      8,534

Long-term debt and capital lease obligations, less
 current portion                                                409        417
Accumulated losses in excess of investment in
 unconsolidated subsidiary                                      121        121
Deferred revenue                                                378        378
Minority interest in consolidated subsidiary                    350        350
                                                          ---------  ---------
                                                             10,026      9,800
                                                          ---------  ---------
                                                          ---------  ---------

Shareholder's equity:
   Common stock, $.05 par value - authorized
    10,000,000 shares; 10,000,000 shares issued
    and outstanding                                             500        500
   Capital in excess of par value                             7,936      7,936
   Accumulated deficit                                      (15,744)   (15,245)
                                                          ---------  ---------
                                                             (7,308)    (6,809)
                                                          ---------  ---------
                                                            $ 2,718    $ 2,991
                                                          ---------  ---------
                                                          ---------  ---------

                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in Thousands, except per share amounts)
                                 (unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                          --------------------
                                                             1995      1994
                                                          ---------  ---------
Revenues:
   Restaurant                                                $2,804     $3,227
   Retail                                                       101         37
   Franchise fees and royalties                                 103         99
   Other                                                          1          8
   Interest                                                      24         71
                                                          ---------  ---------
                                                              3,033      3,442
                                                          ---------  ---------

Expenses:
   Restaurant cost of sales, excluding
    depreciation                                              1,929      2,043
   Restaurant rent                                              324        339
   Other restaurant occupancy and operating
    expenses                                                    539        647
   Retail cost of sales                                          78         16
   Retail operating expense                                      32         26
   General and administrative expense                           365        404
   Depreciation and amortization                                144        187
   Interest                                                     121        177
   Equity in losses of subsidiary                             --            20
                                                          ---------  ---------
                                                              3,532      3,859
                                                          ---------  ---------
Net loss                                                     $ (499)    $ (417)
                                                          ---------  ---------
                                                          ---------  ---------
Net loss per share                                           $(0.05)    $(0.04)
                                                          ---------  ---------
                                                          ---------  ---------


                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                          --------------------
                                                             1995      1994
                                                          ---------  ---------
Cash flows from operating activities:
   Cash received from customers                             $ 2,959    $ 3,448
   Cash paid to suppliers and employees                      (2,857)    (3,493)
   Interest received                                              1       --
   Interest paid                                               (382)      (118)
                                                          ---------  ---------
   Net cash used by operating activities                       (279)      (163)
                                                          ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment                            (5)       (34)
   Other                                                         (3)         2
                                                          ---------  ---------
      Net cash (used in) provided by investing
       activities                                                (8)       (32)
                                                          ---------  ---------
Cash flows from financing activities:
   Principal payments on long-term debt and
    capital lease obligation                                    (80)       (43)
   Proceeds from borrowings                                     136        252
                                                          ---------  ---------
   Net cash (used in) provided by financing
    activities                                                   56        209
                                                          ---------  ---------
Net increase in cash                                           (231)        14
Cash at the beginning of period                                 237        117
                                                          ---------  ---------
Cash at end of period                                       $     6    $   131
                                                          ---------  ---------
                                                          ---------  ---------

                                 (continued)

                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                 (unaudited)

                                 (continued)

                                                           Three Months Ended
                                                                June 30,
                                                          --------------------
                                                             1995      1994
                                                          ---------  ---------
Net loss                                                     $ (499)    $ (417)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                             144        187
      Equity in losses of subsidiary                            --          20

Change in assets and liabilities:
   Increase in receivables                                      (25)       (83)
   Increase in other receivables                                (23)       --
   Increase in inventories                                       (4)        (1)
   Increase in prepaid expenses                                 (77)       (73)
   Increase in accounts payable
    and accrued liabilities                                     195        162
   Change in deferred revenue, deposits and other                10         42
                                                          ---------  ---------
      Net cash used by operating activities                  $ (279)    $ (163)
                                                          ---------  ---------
                                                          ---------  ---------


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.


                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1 -- UNAUDITED FINANCIAL STATEMENTS:

Information as of June 30, 1995 and for the three months ended June 30, 1995 and 1994 is unaudited. The information in the unaudited financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements. These adjustments are of a normal recurring nature. These financial statements are prepared in accordance with the requirements of Form 10-Q and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Any required information omitted is either insignificant or is not applicable.

NOTE 2 -- LOSS PER SHARE:

Loss per share amounts are based on the weighted average shares outstanding of 10,000,000 for the three months ended June 30, 1995 and 1994, respectively.

NOTE 3 -- INVENTORY:

Inventory consists of food and beverage inventories sold through its restaurant business.

NOTE 4 -- SALE OF SUBSIDIARY:

During June 1995, the Company entered into a letter of intent to sell Shari's Franchise Corporation, a wholly-owned subsidiary, to Shari's Management Corporation. This transaction is subject to reaching a definitive agreement between the parties and obtaining shareholder approval.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

The Company has guaranteed five store lease obligations of third party and former employee franchisees of Dreams Franchise Corporation, which are in default at June 30, 1995. The total future minimum lease payments related to the leases in default is approximately $785 at June 30, 1995. The Company has accrued for the estimated cost of settling these guarantees.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the three months ended June 30, 1995 were $3,033,000 compared to $3,442,000 for the three months ended June 30, 1994, representing a decrease of $409,000. This decrease is due primarily to a decrease in restaurant revenues of $423,000, resulting from a decrease in restaurant revenues at B.B. O'Briens, Inc. of $245,000 and a decrease in restaurant revenues at Shari's Franchise Corporation of $178,000 during the three months ended June 30, 1995 compared to the three months ended June 30, 1994. The decrease at Shari's Franchise Corporation is due to the October 1994 closure of a Shari's restaurant located in Palm Springs, California. The decrease in restaurant revenues at B.B. O'Briens, Inc. is due to declining sales and the decision to close this operation. The restaurant was closed July 1995.

Total expenses for the three months ended June 30, 1995 were $3,532,000 compared to $3,859,000 for the three months ended June 30, 1994, representing a decrease of $327,000. This decrease is due primarily to the decrease in restaurant operations described above. Restaurant cost of sales, occupancy, and operating costs decreased by a total of $237,000, representing the majority of the overall decrease in costs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Registrant has a working capital deficit of $8,359,000 compared to a working capital deficit of $7,988,000 at March 31, 1995. This increase in the working capital deficit of $371,000 is due primarily to the losses from operations for the three months ended June 30, 1995. These continued losses have created a significant working capital deficit, which makes it difficult to find additional equity or financing sources. Management has relied primarily on borrowings from related parties to finance ongoing losses from operations but the Registrant cannot predict what additional financing, related party or other financing, may be available in the future, nor can it predict whether it can substantially improve its future results of operations. The failure of the Registrant to obtain additional sources of working capital and/or to substantially improve its results of operations will have a significant negative impact on the liquidity and capital resources of the Registrant and be detrimental to the Registrant's ongoing future operations.

The Registrant has entered into a letter of intent to sell Shari's Franchise Corporation and the Registrant has closed the operations of B.B. O'Briens, Inc. While these transactions will improve working capital, they alone are insufficient to significantly impact the current working capital deficit.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     In October, 1994 a Complaint was filed in San Bernardino Superior Court, State of California against Registrant and Dreams Franchise Corporation ("DFC") by Acquiport Five Corporation relating to a lease in a mall in Montclair, California. The Complaint was an action for unlawful detainer and for past due rents. During the fiscal quarter ended June 30, 1995, Registrant and DFC negotiated a settlement with the Landlord, pursuant to which the monthly rent during the remaining term of the lease commencing June 1, 1995 has been increased to an amount of $4,753.32 per month which rental increases will compensate the Landlord for the past due rents. Pursuant to that settlement, Registrant and DFC also executed a stipulation for entry of judgment which provides that if rental payments required under the lease are not made, after ten days written notice, the Plaintiff shall be entitled to a judgment giving it possession of the premises and writ of execution.

Item 2.  CHANGES IN SECURITIES.

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

Item 5.  OTHER INFORMATION.

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIGNATURES

                                       StratAmerica Corporation


           02/01/95                    /s/ Sam Battistone
-----------------------------          ---------------------------------------
            Date                       President
                                       Sam Battistone

           01/31/95                    /s/ Dale E. Larsson
-----------------------------          ---------------------------------------
            Date                       Principal Financial Officer
                                       Dale E. Larsson