Form 10QSB
period 1995-09-30
STRATAMERICA CORP
filed 1995-11-06
CIK 810829

                                 FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended        SEPTEMBER 30, 1995
                  -------------------------------------------------------------
Commission file number   0-15399
                      ---------------------------------------------------------

                            STRATAMERICA CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            UTAH                                          87-0368170
-------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

  42-620 CAROLINE COURT, PALM DESERT, CALIFORNIA                       92211
-------------------------------------------------                --------------
    (Address of principal executive offices)                        (Zip Code)

                                 (619) 776-1010
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

                                       N/A
-------------------------------------------------------------------------------
                     Former Address from Previous Form 10-Q

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              ------     ------

      10,000,000(1) Common Shares, $0.05 par value, were issued and outstanding as of November 1, 1995.

      Transitional Small Business Disclosure Format.
                           Yes        No    X
                              ------     ------


-----------------------
     (1)Calculated without reference to Regulation 240.13d-3

                        PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.

      None.

Item 2.     CHANGES IN SECURITIES.

      None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

Item 5.  OTHER INFORMATION.

      None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      On September 8, 1995, Registrant filed a Form 8-K describing, pursuant to
Item 5, execution of an agreement to sell certain restaurants.

ITEM 1 - FINANCIAL STATEMENTS


                           STRATAMERICA CORPORATION

                          CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)
                                  (unaudited)

                                                   September 30,     March 31,
                                                      1995             1995
                                                  --------------  --------------
   ASSETS
   ------

Current assets:
   Cash                                             $      5     $    237
   Restricted cash                                        -            35
   Trade accounts receivable                              44           23
   Interest receivable - related party                    77           15
   Inventories                                           169          161
   Prepaid expenses                                      239           75
                                                    --------     --------

     Total current assets                                534          546

Notes receivable - related party                         611          611
Property and equipment, net                            1,063        1,204
Goodwill, net                                            378          550
Other assets                                              83           80
                                                    --------     --------

                                                    $  2,669     $  2,991
                                                    --------     --------
                                                    --------     --------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   -------------------------------------

Current liabilities:
   Accounts payable                                 $    944     $    765
   Accrued liabilities                                 3,568        3,338
   Current portion of long-term debt and
    capital lease obligations                          1,800        1,872
   Notes payable                                       2,564        2,193
   Deferred franchise fees                                95          120
   Deposit                                               246          246
                                                    --------     --------

     Total current liabilities                         9,217        8,534

Long-term debt and capital lease obliga-
 tions, less current portion                             332          417
Accumulated losses in excess of investment
 in unconsolidated subsidiary                            121          121
Deferred revenue                                         378          378
Minority interest in consolidated subsidiary             350          350
                                                    --------     --------
                                                      10,398        9,800
                                                    --------     --------

Shareholders' equity:
   Common stock, $.05 par value -
    authorized 10,000,000 shares;
    10,000,000 shares issued and outstanding             500          500
   Capital in excess of par value                      7,936        7,936
   Accumulated deficit                               (16,165)     (15,245)
                                                    --------     --------

                                                      (7,729)      (6,809)
                                                    --------     --------

                                                    $  2,669     $  2,991
                                                    --------     --------
                                                    --------     --------

                 See notes to consolidated financial statements.
                                       -1-

                           STRATAMERICA CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in Thousands, except per share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                        ----------------------
                                                              September 30,
                                                        ----------------------
                                                           1995          1994
                                                        ---------      -------
Revenues:
  Restaurant                                             $ 3,704       $ 4,190
  Retail                                                      43            43
  Franchise fees and royalties                               100           151
  Other                                                       -             28
  Interest                                                    39            65
                                                         -------       -------

                                                           3,886         4,477
                                                         -------       -------

Expenses:
   Restaurant cost of sales,
    excluding depreciation                                 2,421         2,655
   Restaurant rent                                           404           435
   Other restaurant occupancy
    and operating expense                                    659           842
   Retail cost of sales                                       18             8
   Retail operating expense                                   61            28
   General and administrative
    expense                                                  427           344
   Depreciation and amortization                             185           226
   Interest                                                  132           185
   Loss on restaurant closure                                 -            641
                                                         -------       -------

                                                           4,307         5,364
                                                         -------       -------


Net loss                                                 $  (421)      $  (887)
                                                         -------       -------
                                                         -------       -------

Net loss per share                                       $ (0.04)      $ (0.09)
                                                         -------       -------
                                                         -------       -------

                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in Thousands, except per share amounts)
                                  (unaudited)

                                                           Six Months Ended
                                                          --------------------
                                                              SEPTEMBER 30,
                                                          --------------------
                                                            1995         1994
                                                          --------      ------
Revenues:
  Restaurant                                              $ 6,508      $ 7,417
  Retail                                                      144           80
  Franchise fees and royalties                                203          250
  Other                                                         1           36
  Interest                                                     63          136
                                                          -------      -------

                                                            6,919        7,919
                                                          -------      -------

Expenses:
   Restaurant cost of sales,
    excluding depreciation                                  4,350        4,698
   Restaurant rent                                            728          774
   Other restaurant occupancy
    and operating expense                                   1,198        1,489
   Retail cost of sales                                        96           24
   Retail operating expense                                    93           44
   General and administrative
    expense                                                   792          758
   Depreciation and amortization                              329          413
   Interest                                                   253          362
   Equity in loss of
    unconsolidated subsidiary                                  -            20
   Loss on restaurant closure                                  -           641
                                                          -------      -------


                                                            7,839        9,223
                                                          -------      -------




Net loss                                                  $  (920)     $(1,304)
                                                          -------      -------
                                                          -------      -------



Net loss per share                                        $ (0.09)     $ (0.13)
                                                          -------      -------
                                                          -------      -------


                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (unaudited)

                                                            SIX MONTHS ENDED
                                                        ----------------------
                                                              September 30,
                                                        ----------------------
                                                            1995        1994
                                                        ---------     --------
Cash flows from operating activities:
   Cash received from customers                         $ 6,810       $ 7,894
   Cash paid to suppliers and employees                  (6,881)       (7,985)
   Interest received                                          1            11
   Interest paid                                           (357)         (369)
                                                        -------       -------
   Net cash used by operating
    activities                                             (427)         (449)
                                                        -------        -------

Cash flows from investing activities:
   Purchase of property and equipment                       (15)          (43)
   Collection on notes receivable                            -            339
   Other                                                     (4)           -
                                                        -------       -------

     Net cash (used in) provided by
      investing activities                                  (19)          296
                                                        -------       -------

Cash flows from financing activities:
   Principal payments on long-term debt
    and capital lease obligation                           (157)         (540)
   Proceeds from borrowings                                 371           670
                                                        -------       -------

   Net cash provided by
    financing activities                                    214           130
                                                        -------       -------

Net decrease in cash                                       (232)          (23)
Cash at the beginning of period                             237           117
                                                        -------       -------

Cash at end of period                                   $     5       $    94
                                                        -------       -------
                                                        -------       -------


                                  (continued)



                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (unaudited)

                                  (continued)

                                                           SIX MONTHS ENDED
                                                         ---------------------
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           1995        1994
                                                         -------     ---------
Net loss                                                  $ (920)    $(1,304)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Depreciation and amortization                           329         413
     Equity in losses of subsidiary                            -          20

Change in assets and liabilities:
   Increase in receivables                                   (21)       (175)
   Increase in other receivables                             (62)         -
   Increase in inventories                                    (8)         (2)
   Increase in prepaid expenses                             (164)        491
   Increase in accounts payable
    and accrued liabilities                                  409          66
   Change in deferred revenue,
    deposits and other                                        10          42
                                                          ------     -------

     Net cash used by operating activities                $ (427)    $  (449)
                                                          ------     -------
                                                          ------     -------



SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.



                 See notes to consolidated financial statements.

                           STRATAMERICA CORPORATION
                           ------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS:
---------------------------------------

Information as of September 30, 1995 and for the three months and six months ended September 30, 1995 and 1994 is unaudited. The information in the unaudited financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements. These adjustments are of a normal recurring nature. These financial statements are prepared in accordance with the requirements of Form 10-Q and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Any required information omitted is either insignificant or is not applicable.


NOTE 2 - LOSS PER SHARE:
-----------------------

Loss per share amounts are based on the weighted average shares outstanding of 10,000,000 for the three months and six months ended September 30, 1995 and 1994, respectively.


NOTE 3 - INVENTORY:
------------------

Inventory consists of food and beverage inventories sold through its restaurant business.


NOTE 4 - SALE OF SUBSIDIARY:
---------------------------

During June 1995, the Company entered into a letter of intent to sell Shari's Franchise Corporation, a wholly-owned subsidiary, to Shari's Management Corporation. This transaction is subject to obtaining shareholder approval.


NOTE 5 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

The Company has guaranteed five store lease obligations of third party and former employee franchisees of Dreams Franchise Corporation, which are in default at September 30, 1995. The total future minimum lease payments related to the leases in default is approximately $785 at September 30, 1995. The Company has accrued for the estimated cost of settling these guarantees.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

RESULTS OF OPERATIONS
---------------------

     Total revenues for the six months ended September 30, 1995 were $6,919,000 compared to $7,919,000 for the six months ended September 30, 1994, representing a decrease of $1,000,000. This decrease is due primarily to a decrease in restaurant revenues of $909,000, resulting from a decrease in restaurant revenues at B.B. O'Briens, Inc. of $530,000 and a decrease in restaurant revenues at Shari's Franchise Corporation of $379,000 during the six months ended September 30, 1995 compared to the six months ended September 30, 1994. The decrease at Shari's Franchise Corporation is due to the October 1994 closure of a Shari's restaurant located in Palm Springs, California. The decrease in restaurant revenues at B.B. O'Briens, Inc. is due to declining sales and the decision to close this operation. The restaurant was closed July 1995.

      Total expenses for the six months ended September 30, 1995 were $7,839,000 compared to $9,223,000 for the six months ended September 30, 1994, representing a decrease of $1,384,000. This decrease is due primarily to the decrease in restaurant operations described above. Restaurant cost of sales, occupancy, and operating costs decreased by a total of $685,000, representing the majority of the overall decrease in costs. Additionally, there was a loss on restaurant closure of $641,000 during the six months ended September 30, 1994 and no similar loss during the six months ended September 30, 1995.

      The changes in revenues and expenses for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994, reflect differences similar to the differences described above for the six months ended September 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      At September 30, 1995, the Company had a working capital deficit of $8,683,000 compared to a working capital deficit of $7,988,000 at March 31, 1995. This increase in the working capital deficit of $695,000 is due primarily to the losses from operations for the six months ended September 30, 1995. Management has relied primarily on borrowings from related parties to finance ongoing losses from operations but the Company cannot predict what additional financing, related party or other financing, may be available in the future, nor can it predict whether it can substantially improve its future results of operations. The failure of the Company to obtain additional sources of working capital and/or to substantially improve its results of operations will have a significant negative impact on the liquidity and capital resources of the Company and be detrimental to the Company's ongoing future operations.

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


                                    SIGNATURES

                                    StratAmerica Corporation

                    /  /95                    /s/  Sam Battistone
-------------------------           --------------------------------------------
                    Date            President
                                    Sam Battistone


                    /  /95                    /s/  Dale E. Larsson
-------------------------           --------------------------------------------
                    Date            Principal Financial Officer
                                    Dale E. Larsson