Form 10QSB
period 1995-12-31
STRATAMERICA CORP
filed 1996-02-13
CIK 810829

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended        December 31, 1995
                  ------------------------------------------------
Commission file number   0-15399
                       -------------------------------------------

                            StratAmerica Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                87-0368170
    -------------------------------     -----------------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)

  42-620 Caroline Court, Palm Desert, California          92211
------------------------------------------------       ----------
     (Address of principal executive offices)          (Zip Code)

                                 (619) 776-1010
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)


                                       N/A
--------------------------------------------------------------------------------
                      Former Address from Previous Form 10-Q

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      ------

     10,000,000(1) Common Shares, $0.05 par value, were issued and outstanding as of February 1, 1996.

     Transitional Small Business Disclosure Format.
                              Yes        No    X
                                  -----      ------
____________________
(1) Calculated without reference to Regulation 240.13d-3.

ITEM 1 - FINANCIAL STATEMENTS


                            STRATAMERICA CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (unaudited)




                                                       December 31,         March 31,
     ASSETS                                                1995               1995
     ------                                            ------------        ----------
Current assets:
     Cash                                                $      1           $   237
     Restricted cash                                           -                 35
     Trade accounts receivable                                 63                23
     Interest receivable - related party                       -                 15
     Inventories                                              175               161
     Prepaid expenses                                         345                75
                                                         --------          --------
       Total current assets                                   584               546

Notes receivable - related party                               -                611
Property and equipment, net                                 1,005             1,204
Goodwill, net                                                 303               550
Other assets                                                   81                80
                                                         --------          --------
                                                         $  1,973          $  2,991
                                                         --------          --------
                                                         --------          --------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $    911          $    765
     Accrued liabilities                                    3,776             3,338
     Current portion of long-term debt and
      capital lease obligations                             1,200             1,872
     Notes payable                                          2,673             2,193
     Deferred franchise fees                                   85               120
     Deposit                                                  246               246
                                                         --------          --------
       Total current liabilities                            8,891             8,534

Long-term debt and capital lease obliga-
 tions, less current portion                                  252               417
Accumulated losses in excess of investment
 in unconsolidated subsidiary                                 121               121
Deferred revenue                                              378               378
Minority interest in consolidated susidiary                   350               350
                                                         --------          --------
                                                            9,992             9,800
                                                         --------          --------
Shareholders' equity:
     Common stock, $.05 par value -
      authorized 10,000,000 shares;
      10,000,000 shares issued and outstanding                500               500
     Capital in excess of par value                         7,936             7,936
     Accumulated deficit                                  (16,455)          (15,245)
                                                         --------          --------
                                                           (8,019)           (6,809)
                                                         --------          --------
                                                         $  1,973          $  2,991
                                                         --------          --------
                                                         --------          --------


                 See notes to consolidated financial statements.

                            STRATAMERICA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in Thousands, except per share amounts)
                                   (unaudited)




                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           1995               1994
                                                          -------           -------
Revenues:
     Restaurant                                           $ 2,719           $ 3,051
     Retail                                                    47               106
     Franchise fees and royalties                             196               152
     Other                                                     -                  4
     Interest                                                  -                 -
     Equity in gain of unconsolidated
      subsidiary                                               -                  9
                                                          -------           -------
                                                            2,962             3,322
                                                          -------           -------
Expenses:
     Restaurant cost of sales,
      excluding depreciation                                1,786             1,936
     Restaurant rent                                          304               318
     Other restaurant occupancy
      and operating expense                                   443               647
     Retail cost of sales                                      32                16
     Retail operating expense                                  60                31
     General and administrative
      expense                                                 382               277
     Depreciation and amortization                            139               182
     Interest                                                 106               149
     Loss on restaurant closure                                -                 -
                                                          -------           -------
                                                            3,252             3,556
                                                          -------           -------

Net loss                                                 $  (290)           $  (234)
                                                          -------           -------
                                                          -------           -------
Net loss per share                                       $  (0.03)         $ (0.02)
                                                          -------           -------
                                                          -------           -------



                 See notes to consolidated financial statements.

                            STRATAMERICA CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in Thousands, except per share amounts)
                                   (unaudited)



                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           1995               1994
                                                          -------           -------
Revenues:
  Restaurant                                              $ 9,227           $10,468
  Retail                                                      191               186
  Franchise fees and royalties                                399               439
  Other                                                         1                40
  Interest                                                     63               136
                                                          -------           -------
                                                            9,881            11,269
                                                          -------           -------
Expenses:
     Restaurant cost of sales,
      excluding depreciation                                6,136             6,634
     Restaurant rent                                        1,032             1,092
     Other restaurant occupancy
      and operating expense                                 1,641             2,136
     Retail cost of sales                                     128                40
     Retail operating expense                                 153                70
     General and administrative
      expense                                               1,174             1,077
     Depreciation and amortization                            468               595
     Interest                                                 359               511
     Equity in loss of
      unconsolidated subsidiary                                -                 11
     Loss on restaurant closure                                -                641
                                                          -------           -------
                                                           11,091            12,807
                                                          -------           -------


Net loss                                                 $(1,210)           $(1,538)
                                                          -------           -------
                                                          -------           -------
Net loss per share                                        $ (0.12)          $ (0.15)
                                                          -------           -------
                                                          -------           -------



                 See notes to consolidated financial statements.

                            STRATAMERICA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)



                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           1995               1994
                                                          -------           -------
Cash flows from operating activities:
     Cash received from customers                         $ 9,758           $11,194
     Cash paid to suppliers and employees                  (9,928)          (11,355)
     Interest received                                         63               579
     Interest paid                                           (359)             (770)
                                                          -------           -------
     Net cash used by operating
      activities                                             (466)             (352)
                                                          -------           -------
Cash flows from investing activities:
     Purchase of property and equipment                       (22)              (45)
     Collection on notes receivable                            -              1,738
     Other                                                     (2)               (5)
                                                          -------           -------
       Net cash (used in) provided by
        investing activities                                  (24)            1,688
                                                          -------           -------
Cash flows from financing activities:
     Principal payments on long-term debt
      and capital lease obligation                           (226)           (2,128)
     Proceeds from borrowings                                 480               695
                                                          -------           -------
     Net cash provided by (used in)
      financing activities                                    254            (1,433)
                                                          -------           -------
Net decrease in cash                                         (236)              (97)
Cash at the beginning of period                               237               117
                                                          -------           -------
Cash at end of period                                     $     1           $    20
                                                          -------           -------
                                                          -------           -------




                                   (continued)

                 See notes to consolidated financial statements.

                            STRATAMERICA CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                                   (continued)


                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           1995               1994
                                                          -------           -------
Net loss                                                  $(1,210)          $(1,538)
     Adjustments to reconcile net loss
      to net cash used by operating
      activities:
          Depreciation and amortization                       468               595
          Equity in losses of subsidiary                       -                  9

     Change in assets and liabilities:
          Increase in receivables                             (40)              (54)
          Increase in other receivables                        15               443
          Increase in inventories                             (14)               (8)
          Increase in prepaid expenses                       (270)             (177)
          Increase in accounts payable
           and accrued liabilities                            584               384
          Change in deferred revenue,
           deposits and other                                   1                (6)
                                                          -------           -------
          Net cash used by operating activities            $ (466)          $  (352)
                                                          -------           -------
                                                          -------           -------


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.



                 See notes to consolidated financial statements.

                            STRATAMERICA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS:

Information as of December 31, 1995 and for the three months and nine months ended December 31, 1995 and 1994 is unaudited. The information in the unaudited financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements so as not to be misleading. These adjustments are of a normal recurring nature.
These financial statements are prepared in accordance with the requirements of Form 10-Q and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Any required information omitted is either insignificant or is not applicable.


NOTE 2 - LOSS PER SHARE:

Loss per share amounts are based on the weighted average shares outstanding of 10,000,000 for the three months and nine months ended December 31, 1995 and 1994, respectively.


NOTE 3 - INVENTORY:

Inventory consists primarily of food and beverage inventories sold through its restaurant business.


NOTE 4 - SALE OF SUBSIDIARY:

During June 1995, the Company entered into a letter of intent to sell Shari's Franchise Corporation, a wholly-owned subsidiary, to Shari's Management Corporation. This transaction is subject to obtaining shareholder approval.


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

The Company has guaranteed five store lease obligations of third party and former employee franchisees of Dreams Franchise Corporation, which are in default at December 31, 1995. The total future minimum lease payments related to the leases in default is approximately $750 at December 31, 1995. The Company has accrued for the estimated cost of settling these guarantees.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the nine months ended December 31, 1995 were $9,881,000 compared to $11,269,000 for the nine months ended December 31, 1994, representing a decrease of $1,388,000. This decrease is due primarily to a decrease in restaurant revenues of $1,241,000, resulting from a decrease in restaurant revenues at B.B. O'Briens, Inc. of $808,000 and a decrease in restaurant revenues at Shari's Franchise Corporation of $434,000 during the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The decrease at Shari's Franchise Corporation is due to the October 1994 closure of a Shari's restaurant located in Palm Springs, California of $181,000 and the remaining decrease is due to overall sales decreases at existing restaurants. The decrease in restaurant revenues at B.B. O'Briens, Inc. is due to closure of this restaurant during July 1995. Franchise fees at Dreams Franchise Corporation were $55,000 less during the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 due to fewer franchise sales in 1995. Royalties during the nine months ended December 31, 1995 were $15,000 higher than the nine months ended December 31, 1994 due to increasing franchisee sales in 1995. Interest income during the nine months ended December 31, 1995 was $73,000 less than interest income during the nine months ended December 31, 1994 due to a decrease in related party loans receivable.

Total expenses for the nine months ended December 31, 1995 were $11,091,000 compared to $12,807,000 for the nine months ended December 31, 1994, representing a decrease of $1,716,000. Restaurant cost of sales decreased by $498,000 during the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 due to the closure of the Shari's Franchise Corporation restaurant in Palm Springs, California and the B.B. O'Briens restaurant in Palm Desert, California, as well as decreases due to lower overall sales in the existing restaurants. The percentage of cost of goods sold has increased during the nine months ended December 31, 1995 to 66.5 percent from
63.4 percent during the same period in 1994 due to the non-variable labor costs included in cost of goods sold which do not decrease in the same ratio as decreases in sales. Occupancy costs decreased $90,000 as a result the restaurants which were closed, offset by an increase in occupancy costs of $30,000 in the existing restaurants caused by scheduled rent increases. Restaurant operating costs decreased $397,000 during the nine months ended December 31, 1995 when compared to the same period in 1994 due to the closure of the two restaurants and $84,000 due to a workers compensation premium refund received during 1995. Additionally, there was a loss on restaurant closure of $641,000 during the nine months ended December 31, 1994 and no similar loss during the nine months ended December 31, 1995.

The changes in revenues and expenses for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994, reflect differences similar to the differences described above for the nine months ended December 31, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had a working capital deficit of $8,307,000 compared to a working capital deficit of $7,988,000 at March 31, 1995. This increase in the working capital deficit of $319,000 is due primarily to the losses from operations for the nine months ended December 31, 1995. Management has relied primarily on borrowings from related parties to finance ongoing losses from operations but the Company cannot predict what additional financing, related party or other financing, may be available in the future, nor can it predict whether it can substantially improve its future results of operations. The failure of the Company to obtain additional sources of working capital and/or to substantially improve its results of operations will have a significant negative impact on the liquidity and capital resources of the Company and be detrimental to the Company's ongoing future operations.

The Registrant has entered into a letter of intent to sell Shari's Franchise Corporation and the Registrant has closed the operations of B.B. O'Briens, Inc. While these transactions will improve working capital, they alone are insufficient to significantly impact the current working capital deficit. In the event that the Company is unable to sell Shari's Franchise Corporation, Shari's Franchise Corporation may file bankruptcy in an attempt to discharge its obligations under leases of poorly performing or closed restaurant locations and eliminate royalties payable to Shari's Management Corporation on Shari's restaurants. This process could result in significant cash requirements to settle damage claims and pay other costs of bankruptcy.

                           PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          On November 15, 1995, sixteen plaintiffs brought an action in the Superior Court in the State of California for the County of Sacramento against Shari's of Sacramento, Inc., a wholly owned subsidiary of Shari's Franchise Corporation, which is a wholly owned subsidiary of Registrant. The plaintiffs allege racial, color and/or age based discrimination at the restaurant located in Sacramento, California. The plaintiffs seek injunctive and declaratory relief, general damages in the amount of $1,000,000, statutory damages, punitive damages, attorney's fees and costs. Shari's of Sacramento denies liability and intends to defend the action.

Item 2.   CHANGES IN SECURITIES.

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          None.
                                      -10-

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

                                   StratAmerica Corporation



--------------------          ------------------------------------
         Date                      President
                                   Sam Battistone



--------------------          ------------------------------------
        Date                  Principal Financial Officer
                              Dale E. Larsson