Form 10KSB/A
period 1996-03-31
DREAMS INC
filed 1996-07-23
CIK 810829

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                  FORM 10-KSB/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    March 31, 1996        Commission File No.  0-15399
                          -------------------
            Dreams, Inc. (formerly known as StratAmerica Corporation)
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Utah                                 87-0368170
    --------------------------------------       ----------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

 42-620 Caroline Court, Palm Desert, California                     92211
- ----------------------------------------------------         ------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (619) 776-1010
                                                      -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
   Title of each class                           which registered

          None                                           N/A
- ------------------------------          -----------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock par value $.05
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The issuer's revenues for its most recent fiscal year were $13,827,435.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 14, 1996, was approximately $762,587. The estimate is based on an average of the ask and bid price per share during the 60-day period ended June 14, 1996 and 3,253,105 shares estimated from transfer agency records to be held by non-affiliates.

     Transitional Small Business Disclosure Format.  / / Yes /X/ No

     The number of shares outstanding of the Registrant's $.05 par value common stock as of June 14, 1996 was 24,000,000.

                                     PART I

Item 1.   BUSINESS.

GENERAL.

     During fiscal year ended March 31, 1996, Registrant's primary lines of business were the offer and sale of Field of Dreams-Registered Trademark-franchises and restaurant/food service. Registrant's 95% owned subsidiary, Dreams Franchise Corporation ("DFC") operates no Field of Dreams-Registered Trademark- stores. There are currently 19 Field of Dreams-Registered Trademark-franchise stores open and operating. Additionally, two Area Development Agreements which are currently effective have been sold to franchisees. One franchised store has been opened pursuant to those two agreements. An additional seven franchised stores may be opened under those agreements. Registrant conducted its food service business through its wholly owned subsidiaries Shari's Franchise Corp., a Utah corporation ("SFC"), (now known as Heidi's Holding Corporation ("HHC")) and B.B. O'Briens, Inc., a Utah corporation ("B.B.'s"). In the fiscal year ended March 31, 1996, Registrant sold all but two SFC restaurants and closed its B.B.'s restaurants. See "Consolidated Financial Statements" for financial information.

FIELD OF DREAMS-Registered Trademark- RETAIL STORES.

     Registrant conducts its Field of Dreams-Registered Trademark- operations through its 95% owned subsidiary, Dreams Franchise Corporation, a California corporation ("DFC"). DFC was formerly known as "Sports Archives, Inc." Registrant acquired its original 80% interest in DFC in July, 1990 in consideration for the issuance of 200,000 shares of Registrant's common stock in connection with a stock-for-stock reorganization. Registrant acquired the final 20% interest in DFC in May 1991 in exchange for one building lot located in Rancho Mirage, California. Prior to Registrant's investment in DFC, DFC owned and operated a single Field of Dreams-Registered Trademark- retail store which is located in Palm Desert, California. Also prior to Registrant's acquisition of an interest in DFC, DFC licensed certain rights from MCA/Universal Merchandising Inc. ("MCA") to use the name "Field of Dreams-Registered Trademark-" in connection with its retail operations. Field of Dreams-Registered Trademark- is a copyright and trademark owned by Universal City Studios, Inc. with all rights reserved. Universal has authorized MCA to license the marks. Neither company is in any way related to or an affiliate of Registrant. In March 1995, Registrant released approximately $3,321,000 of debt owed it by DFC in consideration for 4,428,132 DFC shares.

REGISTRANT OWNED STORES.

     By the end of the fiscal year ended March 31, 1992, Registrant had conveyed under contract to franchisees operations of all of its Field of Dreams-Registered Trademark- stores. The transfers are subject to notes and other obligations of the transferees to DFC. DFC remains liable on all leases for assigned operations. Registrant presently operates no retail stores and does not intend to open or acquire retail stores.

     Registrant and/or DFC continue to be obligated pursuant to the terms of five real estate leases for Field of Dreams-Registered Trademark- stores which it conveyed to franchisees. Those leases are in default. Registrant has settled and is making installment payments on two other leases. Registrant was also named as a defendant in a lawsuit regarding delinquent payments in one lease. That lawsuit has been settled. See Item 3 "Legal Proceedings".

MERCHANDISING LICENSE AGREEMENT.

     DFC has acquired from MCA the exclusive license to use "Field of Dreams-Registered Trademark-" as the name of retail stores in the United States and a non-exclusive right to use the name "Field of Dreams-Registered Trademark-" as a logo on products. DFC has also licensed from MCA the exclusive right to sublicense the "Field of Dreams-Registered Trademark-" name to franchisees for use as a retail store name. The license agreement between DFC and MCA is referred to herein as the "MCA License". Under the terms of the MCA License, DFC is obligated to pay to MCA a 1% royalty based on gross sales. DFC must pay MCA a $2,500 advance on royalties for each company-owned store which is opened. DFC is obligated to pay $5,000 to MCA upon the opening of each franchised store. The $5,000 fee is not an advance on royalties. DFC guarantees to pay MCA a minimum yearly royalty of $2,500 regardless of the amount of gross sales. The current term of the MCA License expires in 2000.
DFC has successive five year options to renew the MCA License.  The MCA
License requires DFC to submit all uses of the Field of Dreams-Registered Trademark- mark for approval prior to use. Ownership of the Field of Dreams-Registered Trademark- name remains with MCA and will not become that of DFC or Registrant. Should DFC breach the terms of the MCA License, MCA may, in addition to other remedies, terminate DFC's rights to use the "Field of Dreams-Registered Trademark-" name. Such a termination would have a seriously adverse effect on DFC's and Registrant's business.

     If DFC is in compliance with the terms of the MCA License and if MCA wishes to open and operate or license third parties to open and operate Field of Dreams-Registered Trademark- stores outside of the United States, DFC has a right of first refusal to obtain the license for such non-United States territory. DFC must comply with certain terms and conditions in order to exercise the right of first refusal.

     DFC is required to indemnify MCA for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions of DFC. DFC is required to maintain insurance coverage of $3,000,000 per single incident. The coverage must name MCA as an insured party.
Registrant has guaranteed the monetary obligations of DFC pursuant to the MCA License.

FRANCHISING.

     In June 1991 DFC began offering franchises for the development and operation of Field of Dreams-Registered Trademark- stores in the United States. The laws of each state vary regarding regulation of the sale of franchises. Certain states require compliance with the regulations of the Federal Trade Commission prior to commencement of sales activity (the "FTC States"). Other states require compliance with specific additional registration procedures which vary in complexity. DFC is currently offering franchises in FTC States and a limited number of other states. It will offer franchises in other states as compliance with each states' regulation is completed. DFC may acquire from MCA the rights to open and franchise stores in Canada and other countries. As summarized below, DFC offers five types of franchises: Individual Standard Store ("Standard"), Individual Kiosk ("Kiosk"), Area Development ("Area Development"), Conversion ("Conversion"), and Seasonal ("Seasonal").

     STANDARD FRANCHISES:

          Pursuant to a Standard franchise, a franchisee obtains the right to open and operate a single Field of Dreams-Registered Trademark- store at a single specified shopping mall location. Franchisees pay DFC $10,000 upon execution of a Standard franchise agreement and an additional $22,500 upon execution by the franchisee of a Lease for the franchised store. Standard franchise agreements vary in length. It is DFC's general practice that the term of Standard franchise agreements concur with the term of the franchisee's lease. In addition to sublicensing the right to use the Field of Dreams-Registered Trademark- name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. DFC reserves the right to modify at any time the system used in the store, and DFC may also change the name used in the system from Field of Dreams-Registered Trademark- to any other name and require all franchisees to discontinue any use of any aspect of the system or the name Field of Dreams-Registered Trademark-.

          Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Franchisees are also required to contribute an additional 3% of gross revenues to a marketing and development fund which is administered by DFC for the promotion of the Field of Dreams-Registered Trademark- system. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. During its first 90 days of operation, each franchisee is required to spend a minimum of $2,500 for promotion and advertising. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams-Registered Trademark- name. Franchisees must commence operation of the franchised stores within 180 days after execution of the Standard franchise agreement. DFC has prepared and amends from time-to-time an Approved Supplier List from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and MCA as insured parties. Franchisee's rights under the Standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold.

     KIOSK:

          Pursuant to a Kiosk franchise, a franchisee acquires the same rights as a Standard franchise, except that the franchisee is licensed to open a free-standing Kiosk in a shopping mall for an initial franchise fee of $19,000 rather than $32,500. Other fees paid by Kiosk franchisees, including on-going royalty, and marketing and development fund contributions are the same as under a Standard franchise agreement.

     AREA DEVELOPMENT:

          Under an Area Development agreement, DFC grants rights to develop a minimum of four Field of Dreams-Registered Trademark- stores in a designated area. The stores are required to be open pursuant to a specified time schedule. The Developer must execute separate Standard franchises for each store as it is opened. Upon execution of the Area Development agreement, the Developer is required to pay DFC $5,000 for each store to be opened, with a minimum payment upon execution of $20,000. The Developer must obtain DFC's approval for each store site the Developer proposes to open. Developer then pays DFC an additional $20,000 for each store upon execution by the Developer of a lease for that store. Development Agreements are not transferrable without the consent of DFC.

     CONVERSION:

          DFC offers Conversion franchises to certain operators of businesses which currently sell sport related merchandise, memorabilia, trading cards and similar products. Among other conditions to the granting of a Conversion franchise, an operator must have run such a business for a minimum of three months. Such a business owner will execute a Standard franchise agreement as well as a Conversion franchise addendum. A Conversion franchisee is required to pay DFC $32,500 upon execution of the Standard franchise and the Conversion addendum. The Conversion franchisee is required to pay to DFC all amounts required in the Standard franchise. Conversion franchises are not transferrable without the consent of DFC.

     SEASONAL:

          DFC offers existing franchisees the right to open one or more temporary holiday Seasonal location stores during the period beginning October 15 and ending not later than the Monday following the second full calendar week in January of the following year. Seasonal franchisees must pay Registrant an initial fee of $2,500 for each seasonal location. As Seasonal franchises are open for a very limited period of time, DFC offers very limited service to such franchisees. Consequently, Seasonal franchises are available only to existing Field of Dreams-Registered Trademark- Franchisees.

          DFC has sold only Standard franchises, Area Development rights, and Seasonal franchises. It has sold no Kiosk or Conversion Franchises. It is not anticipated that Kiosk or Conversion Franchises will be a substantial portion of DFC's business in the future.

FRANCHISE BROKER.

     From September 1, 1994 until June 1, 1995, DFC did not employ an active franchise sales broker. Consequently, franchise sales during that nine month period were not significant. On June 1, 1995 DFC engaged an experienced franchise sales broker. Registrant hopes that its new franchise sales broker will significantly improve franchise sales.

SPORT SHOWS.

     During the fiscal year ended March 31, 1996 neither Registrant nor it subsidiaries conducted sport shows. Registrant has no current intention to conduct additional sports shows.

OTHER MEMORABILIA.

     In the past, Registrant and its subsidiaries have acquired rights to use the likeness and/or name of famous sports figures and celebrities. It employed those rights to produce card sets, lithographs, autographed memorabilia and other items. Registrant's 50% owned subsidiary Sports Time Card Company, Inc., acquired rights to produce a card set of certain Marilyn Monroe photographs.
The production of the Marilyn Monroe card sets resulted in litigation against the Registrant. That litigation has been settled. Registrant has no immediate plans to acquire other rights for use in product productions. See Item 3 "Legal Proceedings".

COMPETITION.

     DFC competes with other larger, more well known and substantially better funded franchisors for the sale of franchises. Field of Dreams-Registered Trademark- stores compete with other retail establishments of all kinds. Registrant believes that the principal competitive factors in the sale of franchises are franchise sales price, services rendered, public awareness and acceptance of trademarks and franchise agreement terms.

EMPLOYEES.

     Registrant employs eight full-time employees at its corporate offices and twenty full-time employees at its single Heidi's restaurant. Registrant has 28 part-time employees.

RESTAURANT FOOD SERVICE DIVISION.

     Registrant's restaurant business was divided into two divisions, its 24-hour family style restaurant division through its subsidiary SFC and its B.B.'s sports bar division through its subsidiary B.B.'s. The single B.B.'s restaurant was closed on July 23, 1995. An unaffiliated operator has resumed operations upon the same premises under the same trademark. See "Legal Proceedings"

     On March 28, 1996 Registrant's shareholders approved and Registrant sold the assets of HHC and subsidiaries related to the operation of ten Shari's format restaurants. The purchaser of the ten restaurants was Shari's Management Corporation ("SMC"), an unaffiliated third party. HHC retained two Heidi's format restaurants. HHC continues to operate one Heidi's restaurant and one Heidi's restaurant is closed. Under the terms of the sale to SMC, SMC and HHC entered into a new Service and Management Agreement under which SMC will provide accounting and management services until the sale of the Heidi's restaurants or the termination of the leases of those restaurants.

Item 2.   PROPERTIES.

     Registrant leases a small local office in Orem, Utah for $500 per month. Registrant's principal office is located in 2,400 square feet of leased space in Palm Desert, California. Registrant leases its office space on a three year lease for approximately $1,920 per month. The Lease expires on February 1, 1997. Registrant believes that the space is sufficient for its current and foreseeable needs. HHC leases four restaurant buildings from different landlords. Base rent on all HHC restaurant buildings totals approximately $31,629 per month, including two leases of restaurants which have been subleased to third parties. Most of HHC's leases require payment of rent based upon a percentage of gross sales with a monthly minimum. The minimum rent charged for most leases will increase in the later years of the lease. In most cases, the increase is tied to a consumer price index. Most of the landlords are owners of shopping malls or developers. When the restaurants are located in connection with shopping malls, HHC must pay merchants' association dues and common area fees. In certain circumstances, HHC will also be subject to conditions, covenants and restrictions of mall and merchants' association rules.

     Prior to the fiscal year ended March 31, 1992, DFC owned nine Field of Dreams-Registered Trademark- stores located in Southern California. In September 1991 DFC closed one store which did not meet revenue projections. In February 1992, Registrant conveyed operation of all eight remaining stores to franchisees, some of whom were employees of DFC. At March 31, 1996, three of these stores remain open. Each of the stores was the subject of a lease between DFC and the mall owner. DFC signed three additional leases for which stores were never constructed or opened. Registrant has guaranteed eight of the leases, and the three leases for stores which presently remain unopened. When Registrant conveyed operation of the stores to franchisees, neither Registrant nor DFC was released from its obligations on the leases. DFC has settled with landlords all but five of these leases. Settlement costs are approximately $4,830 per month. Rent and other fees could reach an additional $22,924 per month if subtenant franchisees should default. The remaining leases generally run through 1998 or 1999 with the latest terminating on July 31, 1999. The five leases are currently in default.

Item 3.   LEGAL PROCEEDINGS.

     Registrant has received a notice of default from the landlord regarding unpaid rents and charges relating to a Field of Dreams lease at Plaza Camino Real, California. The notice of default states that unless the unpaid charges are paid in full legal action will be taken against DFC and against Registrant as a guarantor of that lease. Registrant and DFC vacated the premises which were the subject of that lease on September 25, 1993. Neither Registrant nor DFC has been served with any legal proceedings on that matter.

     Registrant has received a notice of default from the landlord regarding unpaid rents and charges relating to a Field of Dreams lease at Plaza Bonita, California. The notice of default states that unless the unpaid charges are paid in full legal action will be taken against DFC and against Registrant as a guarantor of that lease. Registrant and DFC vacated the premises which were the subject of that lease on September 4, 1993. Neither Registrant nor DFC has been served with any legal proceedings on that matter.

     Registrant received written notice regarding events of default on contested leases for retail premises in The Oaks and Horton Plaza in the State of California. The notice provided that legal action may be taken against DFC and Registrant as a guarantor of those leases. On May 19, 1995 a representative of Registrant received a letter from the Hahn Company, the owner of the Oaks and Horton Plaza centers stating that neither DFC nor Registrant has any outstanding obligation with regard to any lease at either mall.

     The Internal Revenue Service (the "IRS") conducted an audit of Registrant with regard to its fiscal years ended March 31, 1990 and March 31, 1991. All but a single issue were settled. On April 29, 1994 the IRS issued a Statutory Notice of Deficiency alleging a deficiency of $13,815 for the year ended March 31, 1990. A Petition contesting the deficiency was filed with the United States Tax Court on approximately July 22, 1994. On November 17, 1995, a decision was entered by Judge Steven J. Swift of the United States Tax Court holding that there is a deficiency in income tax due from Registrant in the amount of $13,815, together with accrued interest thereon.

     On April 8, 1993 Centermark Properties of West Covina, Inc. ("Centermark") filed a Complaint against Registrant and DFC as Case No. KC013019 in the Superior Court of the State of California, East District Court. In that action Centermark is seeking damages for breach of contract, money had and received, relating to a lease for retail space located in West Covina, California. The total damages alleged in the Complaint are in the amount of $310,410 plus interest and attorneys fees. That matter was referred to counsel for defense. A settlement was negotiated in that matter for a total amount of $50,000, payable $10,000 down and the balance of $40,000 with interest at the rate of 7.25% per annum payable in 36 equal payments of $1,239.66 commencing September 1, 1994. Pursuant to the settlement, Registrant executed a stipulation for entry of judgment in the amount of $310,000 if the payments pursuant to the settlement are not made. Registrant did not timely make the initial payment. That payment has now been made and Landlord has verbally agreed that the settlement is not in default.

     On October 7, 1993, Santa Monica Place Associates, a California Limited Partnership filed a Complaint against Registrant and DFC as Case No. BC089644 in Los Angeles Superior Court. The complaint relates to breach of a lease between DFC and Santa Monica Place Associates for retail space located in Santa Monica, California. Damages alleged in that complaint are unspecified. The matter was referred to counsel for defense. A settlement was negotiated in that matter for a total amount of $40,000, payable $10,000 down and the balance of $30,000 with interest at the rate of 7.25% per annum payable in 36 equal payments of $929.73 commencing January 1, 1995. Pursuant to the settlement, Registrant executed a stipulation for entry of judgment in the amount of $250,000 if the payments pursuant to the settlement are not made. Registrant has made the required payments and there is no default under the Settlement Agreement.

     By letter dated March 22, 1993, Registrant received a notice of default from Centermark Properties regarding unpaid rentals on a lease located in Topanga Plaza in California which was guaranteed by Registrant. The letter states the past due rentals in the amount of $4,527 must be paid on or before April 5, 1993, or action would be taken. The amount was not paid. In January 1994 the building was substantially damaged by earthquake and the lease was terminated by the Landlord. No lawsuit has been commenced against Registrant regarding this matter.

     On November 18, 1993, a complaint was filed as Case No. 936986 KN (JHX) in the United States District Court, for the Central District of California by Shirley DeDienes against Sports Time Card Co., Inc., Registrant's 50% owned subsidiary. The complaint alleged violation of copyright, false designation of origin and unfair competition. The complaint requests equitable relief and legal damages. The action is based upon Sports Time Card Co., replication of two or more photos of Marilyn Monroe, which photos were taken by the deceased husband of plaintiff. Sports Time Card Co., Inc. had paid for and obtained a license from the estate of Marilyn Monroe and the right to publish the photos from the parties from whom the photos were obtained. That lawsuit was settled in the fiscal year ended March 31, 1996.

     On March, 9, 1994, Glendale II Associates Limited Partnership, a California Limited Partnership filed a Complaint as Case No. BC100226 in Los Angeles Superior Court against DFC for breach of contract, money had and received. The complaint and the damages relate to a lease between DFC and plaintiff for retail space located in Glendale, California. The total damages alleged in that complaint are in the amount of $209,824 plus interest and attorney fees. That matter was referred to counsel for defense. A settlement was negotiated in that matter for a total amount of $24,000, payable $10,000 down and the balance of $14,000 with interest at the rate of 7.25% per annum payable in 9 equal payments of $2,666.67 commencing January 1, 1995. Pursuant to the settlement, Registrant executed a stipulation for entry of judgment in the amount of $50,000 if the payments pursuant to the settlement are not made. Registrant has made the required payments and there is no default under the Settlement Agreement.

     On March 9, 1995 a Complaint was filed as Case No. CWW 109530 in San Bernardino Superior Court, State of California against Registrant and DFC by Acquiport Five Corporation relating to breach of a lease in a mall in Montclair, California. The Complaint was an action for unlawful detainer and for past due rents. Registrant and DFC have negotiated a settlement with the Landlord, pursuant to which the monthly rent during the remaining term of the lease commencing June 1, 1995 has been increased to an amount of $4,753.32 per month which rental increases will compensate the Landlord for the past due rents. Pursuant to that settlement, Registrant and DFC also executed a stipulation for entry of judgment which provides that if rental payments required under the lease are not made, after ten days written notice, the Plaintiff shall be entitled to a judgment giving it possession of the premises and writ of execution.

     On June 17, 1994 Registrant received a notice of default from First Fidelity Thrift and Loan. The letter states that the loan is in default and the lender intends to commence foreclosure proceedings with respect to the obligation and real estate securing the obligation. The loan is secured by real estate sold by Registrant to BFG, a related party. The original loan was satisfied by renegotiation of a new loan with the lender. The renegotiated loan went into default and on October 19, 1995 the lender completed a foreclosure of the real property securing that loan.

     On April 15, 1991 an individual named Robert Batt obtained a judgment in the Municipal court of California, San Diego Judicial District in Case No. 551606 against Registrant and B.B.'s for an amount of $3,422. That judgment has not been satisfied.

     On August 23, 1990 an individual named Steven S. Paschall filed suit against and obtained a judgment against B.B.'s as Case No. 533889 in the Municipal court of California, San Diego Judicial District in the approximate amount of $1,500. That judgment has not been satisfied.

     On August 22, 1995, a Complaint was filed as Case No. 084182 in the Municipal Court, County of Riverside, State of California, against Registrant and B.B.'s by Shamrock Foods Company for $5,779 plus interest costs and fees on an outstanding account for the supplying of goods to the restaurant operated by B.B.'s. That matter was settled. Registrant agreed to pay the Plaintiff a total amount of $6,595 payable in monthly payments of $500 per month commencing June 5, 1996.

     On September 26, 1995, San Diego Wholesale Credit Association, a California corporation, obtained a judgment in the amount of $3,762 against B.B.'s in Case No. 162000 in the Municipal Court of California, County of San Diego. That judgment has not been satisfied.

     On March 3, 1995, a Complaint was filed by Younger Associates, Inc., as successor to Kraft Foods, against B.B.'s as Case No. 295113 in Orange County Municipal Court seeking damages in the amount of $13,795 plus attorney's fees and costs for goods, wares and merchandise furnished to B.B.'s for B.B.'s restaurant.

     On September 18, 1995, a Small Claims Complaint was filed as Case No. 77590 in the Municipal Court, County of Riverside, State of California, by Jadvision against B.B.'s and Registrant for $1,327 for services rendered to the restaurant operated by B.B.'s. That Complaint resulted in a judgment which has not been satisfied.

     On November 15, 1995, a Small Claims Complaint was filed as Case No. 78121 in the Municipal Court, County of Riverside, State of California against B.B.'s by Franklin Communications, Inc. for advertising services rendered to the restaurant operated by B.B.'s. That Complaint resulted in a judgment of $2,100 which has not been satisfied.

     Registrant's majority owned subsidiary, DFC, has obtained a judgment in the amount of $117,491 against the Stellar Companies, Inc., a Florida corporation. The judgment was rendered by the Superior Court of California, County of Riverside in Case No. 076297 on December 1, 1994. Registrant intends to engage Florida counsel to domesticate the judgment in the State of Florida and bring proceedings necessary for collection.

     In August 1994 Registrant obtained a judgment as Case No. 2194418 in Third District Court, State of Utah against B.B. O'Briens in the approximate amount of $2,500,000. That judgment was recorded as a judgment in California as Case No. 77560 in the Riverside County Superior Court. Subsequently, Registrant assigned the judgment to its wholly owned subsidiary, Sports Spectacular, Inc. B.B.'s does not own sufficient assets to pay all or any portion of the judgment. That judgment, at this time, is without value.

     On April 19, 1995 Registrant, B.B.'s, Sam D. Battistone and Does I - X inclusive, were named defendants in an action brought by Robert Airdo as Case No. I69302 in the Superior Court of the State of California for the County of Riverside. The action is based upon a note owed by B.B.'s to two individuals. The action alleges that the note was assigned by those individuals and plaintiffs subsequently received an interest in such note. The Plaintiffs in the action seek damages in the amount of $70,000 plus interest, costs and other amounts. Registrant has engaged counsel in California and intends to vigorously defend the action.

     On November 15, 1995 sixteen plaintiffs filed a Complaint as Case No. 95AS04293 in the Superior Court in the State of California for the County of Sacramento against SFC's wholly owned subsidiary, Shari's of Sacramento, Inc. The plaintiffs allege racial, color and/or age based discrimination at the restaurant located in Sacramento, California. The plaintiffs seek injunctive and declaratory relief, general damages in the amount of $1,000,000, statutory damages, punitive damages, attorneys fees and costs. Shari's of Sacramento denies liability and intends to defend the action. SFC and SMC have agreed that the lawsuit is not a liability assumed by SMC in connection with the sale of the SFC Assets. That matter has been settled.

     On March 12, 1996, Kenneth J. Poole filed a complaint as Case No. YC 026159 in the Superior Court of California, County of Los Angeles, Southwest Branch against Registrant which complaint asked for recovery of unpaid legal fees.
That matter was settled. The settlement agreement requires total payments of $12,508.13, payable in the amount of $2,508.12 upon execution of the agreement and the balance paid after in installments of $1,000 per month until the claim is paid. On receipt of the final payment the claimant will dismiss the litigation with prejudice.

     On January 18, 1996 an individual named Kevin Reach filed a complaint as Case No. 087016, in the Superior Court of the State of California for the County of Riverside. The defendants in that action include an unrelated third party B.B. O'Briens Sports Cafe, a California corporation, and Sam D. Battistone together with Does 1 through 50, inclusive. That matter alleges six separate claims arising out of an alleged assault upon a patron by an employee of B.B. O'Briens. That matter has been referred to Registrant's liability insurance carrier which has agreed to undertake defense of the action.

     On May 1, 1996 The State of California Franchise Tax Board sent a Notice of Proposed Assessment resulting from its examination of Registrant's March 31, 1990 and March 31, 1991 income tax returns. The amount of the proposed assessment is $69,653 plus accrued interest. Registrant is in the process of reviewing with tax counsel that proposed assessment.

     On June 6, 1996 Southern Wine and Spirits of America, Inc. filed a complaint as Case No. 96C01680 in the Municipal Court of the Los Cerritos Judicial District, County of Los Angeles, State of California, against Registrant, Sam D. Battistone and Does 1 through 10. The complaint asks for $4,636.74 plus interest, costs and fees on an outstanding account for the supplying of goods to the restaurant operated by B.B.'s. Registrant intends to refer that matter to counsel.

     On June 3, 1996 Vintage Club Master Association filed a complaint as Case No. 089728 in the Municipal Court of the State of California, County of Riverside, Desert Judicial District, against Registrant and Does 1 through 10. The complaint asks for an amount of $1,328.65 together with interest and attorney's fees relating to an unpaid assessment on real property owned by Registrant in 1995. Registrant intends to refer that matter to counsel.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An Annual Meeting of Registrant's shareholders was held on March 28, 1996. At that meeting, shareholders voted upon the election of three Directors, a resolution authorizing the sale of the assets of Registrant's wholly owned subsidiary HHC (then known as Shari's Franchise Corporation) and resolutions to adopt revisions to Registrant's Articles of Incorporation which increased authorized shares from 10,000,000 to 50,000,000 and adopted provisions of the Revised Utah Business Corporation Act regarding limitation of directors' liability and changed Registrant's name to Dreams, Inc. The number of votes cast for, against or withheld with respect to each matter and each nominee is set out below.

    Matter Voted Upon                   For             Against       Withheld
    -----------------                   ---             -------       --------
Sam D. Battistone - Director         12,403,785          1,800           0
Dale E. Larsson - Director           12,403,785          1,800           0
Joseph D. Casey - Director           12,403,785          1,800           0
Sale of SFC Assets                   11,816,961          2,200           0

Amendment of Registrant's
 Articles of Incorporation:

(1)  To increase authorized          12,402,585          1,000           0
     Shares

(2)  To limit Directors'             12,403,385         18,540           0
     liability

(3)  To change Registrant's          12,403,385            200           0
     name

Registrant's Proxy Statement for its Annual Meeting of Stockholders, March 28, 1996 contains substantial additional information regarding the above-mentioned matters.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Registrant's common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals. The high and low bids of Registrant's common stock for each quarter during fiscal years ended March 31, 1995 and 1996 are as follows:

                                            High Bid Price   Low Bid Price

     Fiscal Year Ended March 31, 1996:

          First Quarter                     $.375            $.21875

          Second Quarter                    $.75             $.375

          Third Quarter                     $.40625          $.15625

          Fourth Quarter                    $.25             $.15625

     Fiscal Year Ended March 31, 1995:

          First Quarter                     $3/4             $1/8

          Second Quarter                    $3/4             $1/8

          Third Quarter                     $1/4             $1/32

          Fourth Quarter                    $1/4             $1/32

On June 14, 1996, the high bid price was $.28125 and the low bid price was $.1875 for Registrant's common stock.

     Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     There are presently 24,000,000 shares issued and outstanding.

     Presently, 22,384,799 of the shares of Registrant's outstanding common stock are restricted. Twelve million three hundred fifteen thousand five hundred seventy-nine (12,315,579) of such shares have been held for a period of two years or more. Subject to the other requirements of Rule 144, such shares are available for Rule 144 sales.

     The records of Fidelity Transfer, Registrant's transfer agent, indicate that there are 278 registered owners of Registrant's common stock. Registrant believes that certain registered owners including broker-dealers and depositories which hold shares for the benefit of beneficial owners. Registrant believes that there are three hundred to five hundred beneficial owners of its common stock.

     Registrant's financial condition does not permit the payment of dividends nor does Registrant have any intention of paying dividends in the future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal 1996:

     Total revenues for fiscal 1996 decreased by $658,000 when compared to fiscal 1995. This decrease is due primarily to a decrease in restaurant revenues of $1,814,000, resulting from a decrease in restaurant revenues at B.B. O'Briens, Inc. of $1,009,000 and a decrease in restaurant revenues at Shari's Franchise Corporation of $805,000 during fiscal 1996 when compared to fiscal 1995. The decrease at Shari's Franchise Corporation is due to the sale of three restaurants (one "Shari's" and two "Heidi's") during February 1996 and other overall sales decreases at the remaining restaurants. On March 28, 1996, the Registrant sold the ten remaining "Shari's" restaurants to SMC. The decrease in restaurant revenues at B.B. O'Briens, Inc. is due to declining sales and the decision to close this operation. The restaurant was closed July 1995. Franchise fees at Dreams Franchise Corporation were $18,000 less during fiscal 1996 when compared to fiscal 1995 due to fewer franchise sales in fiscal 1996. Royalties during fiscal 1996 were $16,000 higher in fiscal 1996 when compared to fiscal 1995 due to increasing franchisee sales in fiscal 1996. Interest income during fiscal 1996 was $88,000 less than fiscal 1995 due to a decrease in related party loans receivable. Retail sales in fiscal 1996 were $186,000 less than fiscal 1995 due to fewer sales of sports memorabilia, primarily Bill Russell product. During fiscal 1996, the Registrant realized a gain totalling $1,460,000 resulting from the sale of "Shari's" and "Heidi's" restaurants to SMC and other unrelated third parties.

     Total expenses during fiscal 1996 were $14,541,000 compared to $16,582,000 during fiscal 1995, representing a decrease of $2,041,000. Restaurant cost of sales decreased by $746,000 during fiscal 1996 when compared to fiscal 1995 due to the sale of three restaurants in February 1996, closure of the B.B. O'Briens restaurant in Palm Desert, California, and decreases due to lower overall sales in the existing restaurants. The percentage of cost of goods sold has increased during fiscal 1996 to 67.7 percent from 64.1 percent during fiscal 1995 due to the non-variable labor costs included in cost of goods sold which do not decrease in the same ratio as decreases in sales. Occupancy costs decreased

$103,000 in fiscal 1996 as a result of the restaurants which were closed. Restaurant operating costs decreased $931,000 during fiscal 1996 when compared to fiscal 1995 due primarily to the sale of three restaurants during February 1996, $107,000 due to a workers compensation premium refund received during fiscal 1996, and no royalties paid to SMC during fiscal 1996. Additionally, the loss on restaurant closure during fiscal 1996 was $579,000 compared to loss on restaurant closure during fiscal 1995 of $540,000.

     Retail cost of sales during fiscal 1996 decreased by $59,000 when compared to fiscal 1995 due to lower retail sales. The cost of goods sold percentage increased in fiscal 1996 to 62 percent from 50 percent during fiscal 1995 due to decreased profit margins. General and administrative expense increased in fiscal 1996 by $236,000 when compared to fiscal 1995 due primarily to compensation expense recorded in connection with issuing common shares to the Registrant's president under a stock bonus plan.

     The single remaining restaurant had sales during fiscal 1996 totalling $1,155,000 compared to $1,074,000 during fiscal 1995, representing an increase of $81,000. This restaurant has historically been a profitable restaurant. Management believes that a significant portion of the settlement costs of remaining closed restaurants can be paid through the positive operations of this remaining restaurant. Additionally, substantially all of the general and administrative expense of SFC will be eliminated as a result of the sale of the restaurant assets.

Fiscal 1995:


     Total revenue decreased $1,478,000 when comparing fiscal year 1995 to fiscal year 1994. This overall decrease consists of a decrease in restaurant revenue of $547,000, representing a decrease in the restaurant sales of the Registrant's wholly-owned subsidiary B.B.'s of $235,000 and a decrease in restaurant sales of the Registrant's wholly-owned subsidiary SFC of $312,000.
 The decrease in SFC revenues is due to a closed restaurant totalling $389,000, significant sales decreases at three other restaurants totalling $618,000, offset by an increase in revenues of $630,000 from a restaurant opened during fiscal 1994. The remaining net increase in sales is due to net increases at the remaining restaurants. Retail sales decreased $666,000 when comparing fiscal year 1995 to fiscal year 1994, due primarily to the fact that during fiscal year 1994 the Registrant's wholly-owned subsidiary, Sports Spectacular, Inc. held one baseball card/celebrity show which generated retail revenues of $385,000 while operations of Sports Spectacular, Inc. were discontinued during fiscal year 1995 generating no retail revenues. Additionally, the Registrant had product sales of $252,000 to a related party during fiscal year 1994 and had no product sales during fiscal year 1995 to a related party. Total Franchise fees and royalties remained relatively constant from fiscal year 1994 to fiscal year 1995, reflecting an increase in royalties due to more franchises in operation during fiscal year 1995 compared to fiscal year 1994, offset by a decrease in franchise fees due to the opening of three fewer new franchise stores in fiscal year 1995 compared to fiscal year 1994. Interest revenue decreased $143,000, when comparing fiscal 1995 to fiscal 1994, due to a reduction in related party receivables, which were offset against certain related party obligations during fiscal year 1995.


     Total expenses decreased $2,779,000, when comparing fiscal year 1995 to fiscal year 1994. This overall decrease is comprised of the following decreases and increases. Restaurant cost of sales decreased $377,000 due to lower sales at B.B's during fiscal year 1995 and the closure of one SFC restaurant location during fiscal year 1995. Rent expense remained relatively constant and represents rent for the complete fiscal year 1995 for a new SFC restaurant location opened during fiscal year 1994, offset by a decrease in rent expense due to the closure of one SFC restaurant location during fiscal year 1995.
Other restaurant occupancy and operating expenses decreased $195,000 due to a decrease in these costs at B.B.'s of approximately $63,000 due to cost cutting measures during fiscal year 1995 as a result of poor sales performance during fiscal year 1995. The remainder of the decrease results from lower operating costs in connection with the closure of SFC restaurant locations in both fiscal year 1995 and 1994. Retail cost of sales decreased $624,000 when comparing fiscal year 1995 to fiscal year 1994 due primarily to the fact that there were no baseball card/celebrity card shows during fiscal year 1995 and cost of sales of $252,000 during fiscal year 1994 resulting from the Registrant's product sales to a related party. The decrease in retail occupancy and operating expenses of $143,000 is due to fewer baseball card shows in fiscal year 1995. General and administrative expenses decreased $1,089,000 when comparing fiscal year 1995 to fiscal year 1994. This decrease results almost entirely from decreasing costs at DFC. This is due to management's continuing efforts to cut costs at this subsidiary and the resolution of the majority of the defaulted retail store leases which have resulted in significant expense in the prior years. Interest expense decreased $157,000 when comparing fiscal year 1995 to fiscal year 1994 due primarily to a decrease in related party debt which was offset during fiscal 1995 against certain related party receivables. Restaurant closure costs increased $295,000 when comparing fiscal year 1995 to fiscal year 1994, due to the closure of an SFC restaurant location with significant remaining lease costs associated with this store location.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Registrant has a working capital deficit of $2,762,000 compared to a working capital deficit of $7,988,000 at March 31, 1995. The Registrant has made improvement during fiscal year 1996 by reducing the loss for fiscal year 1996 by $1,376,000, when compared to the loss for fiscal year 1995, due primarily to the gain on the sale of restaurant assets of $1,460,000. Despite the significant improvement in the working capital deficit, the working capital deficit continues to be significant. Because of this deficit, required capital resources have been provided primarily by related parties and at times at interest rates which exceed current market rates. These costs of financing and the continued losses have created this significant working capital deficit and makes finding sources of financing (other than through related parties) extremely difficult and extremely costly. The failure of the Registrant to obtain additional sources of working capital and/or substantially improve its results of operations will have a significant negative impact on the liquidity and capital resources of the Registrant and be detrimental to the Registrant's ongoing future operations.

     In an attempt to improve its operating position, the Registrant has extinguished certain debt, has reduced its overhead structure, has reduced some onerous interest rates on its borrowings, has improved the franchising efforts, contained general and administrative expenses at its subsidiary DFC, and sold unprofitable restaurant operations. While these efforts have contributed to the reduction of the net loss in fiscal year 1996 compared to fiscal year 1995, as discussed above, losses are still significant and put continued strain on working capital requirements. The Registrant intends to focus its efforts on DFC, and will continue to expand and develop the franchising of its Field of Dreams retail stores. Through March 31, 1996, DFC has not significantly increased the number of Field of Dreams franchisees. However, DFC has retained a franchise sales consultant to assist in the addition of franchisees. DFC plans to add approximately 15 additional franchises during fiscal 1997.

     The sale of SFC assets provided $300,000 in cash to the Registrant upon closing. Additionally, management believes operations of the remaining restaurant and amounts collected from the notes received from the sale of SFC will be sufficient to pay settlement costs of the Registrant's remaining closed restaurant obligations.

     Management is hopeful that the Registrant can continue to reduce its operating overhead costs and that the Registrant will be successful in furthering the business growth of DFC. However the Registrant anticipates that even with these improvements, the Registrant will still require significant capital resources during fiscal year 1997, and the Registrant is unable to predict what additional financing will be available in the future. The failure of the Registrant to meet any of these objectives could have a significant negative impact on the liquidity and capital resources of the Registrant and be detrimental to the Registrant's future operations.

     Management does not believe that the effects of inflation and changing prices will have a significant effect upon the Registrant.

Item 7.   FINANCIAL STATEMENTS.

     The information called for by this Item is contained in a separate section of this report. See Index to Financial Statements on page F-1.


On July 17, 1996 Registrant received from Price Waterhouse, L.L.P. ("PW") a letter acknowledging that Registrant had filed its Form 10-KSB on July 15, 1996 prior to the issuance of PW's signed audit opinion. The letter stated that that audit opinion was being withheld pending satisfactory compliance with the terms of the engagement letter between Registrant and PW as well as the modification of certain disclosures made in the footnotes to the financial statements included in the Form 10-KSB. PW stated that they were prepared to sign the opinion on Monday, July 15, after additional discussion regarding compliance with the engagement letter as well as modifications to the financial statements' footnotes. Compliance with the terms of the engagement letter involves payment of fees to PW.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's Officers and Directors and persons who own more than 10% of a registered class of Registrant's equities securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and Directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish Registrant with copies of all Section 16(a) forms they filed.

     Based solely on review of the copies of such forms furnished to Registrant, Registrant believes that during the fiscal year ended March 31, 1996 all
Section 16(a) filing requirements applicable to its Officers, Directors and greater than 10% beneficial owners were complied with.

     DIRECTORS AND OFFICERS. The Directors and Executive Officers of Registrant and the positions held by each of them are as follows. All directors serve until Registrant's next annual meeting of shareholders.(1)























___________________________
   (1) All officers serve at the discretion of the Board of Directors.

                               Serving as
                               Director of   Position Held With the
      Name               Age    Registrant   Registrant and Its Subsidiaries
      ----               ---   -----------   -------------------------------
Sam D. Battistone         56      1983       Registrant: Director,
                                             President; HHC: Director,
                                             Vice President; Dreams
                                             Lithos Inc.: Director,
                                             President; Sports
                                             Spectacular Inc.: Director,
                                             Vice President; Dreams
                                             Franchise Corporation:
                                             Director, Chairman

Dale E. Larsson           52      1983       Registrant: Director,
                                             Secretary-Treasurer; SFC:
                                             Director, Secretary-
                                             Treasurer; Dreams Lithos,
                                             Inc.:  Director,
                                             Secretary-Treasurer; Sports
                                             Spectacular, Inc.: Director,
                                             Secretary-Treasurer; Dreams
                                             Franchise Corporation:
                                             Director, Vice President,
                                             Secretary-Treasurer

Joseph D. Casey           44      1992       Registrant: Director; Dreams
                                             Lithos, Inc.: Director, Vice
                                             President; Sports
                                             Spectacular, Inc.: Director,
                                             President; Dreams Franchise
                                             Corporation: Director,
                                             President

BIOGRAPHICAL INFORMATION.

     SAM D. BATTISTONE. For more than the past five years, Sam D. Battistone has been majority shareholder, Chairman, Chief Executive Officer, President and a Director of Registrant. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory Committee of the Board of Governors of the NBA. He held that position until Registrant sold its interest in the Team. He served as a founding director of Sambo's Restaurants, Inc. and variously as President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors from 1967 to 1979. During that period, Sambo's grew from a regional operation of 59 restaurants to a national chain of more than 1,100 Units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association.

     DALE E. LARSSON. For more than the past five years Dale E. Larsson has been the Secretary-Treasurer and director of Registrant. Mr. Larsson graduated from Brigham Young University in 1971 with a degree in business. From 1972 to 1980, Mr. Larsson served as controller of Invest West Financial Corporation, a Santa Barbara, California based real estate company. From 1980 to 1981, he was employed by Invest West Financial Corporation as a real estate representative. From 1981 to 1982, he served as the corporate controller of WMS Famco, a Nevada corporation based in Salt Lake City, Utah, which engaged in the business of investing in land, restaurants and radio stations.

     JOSEPH D. CASEY. Mr. Casey became President of DFC in September 1990 and Vice President of Registrant in May 1992. Mr. Casey was appointed in September 1992 to fill the unexpired term of a director of Registrant who resigned. He has been actively involved in the sports memorabilia business since 1973 and is an expert on baseball, football, and basketball cards. He was an owner of four retail sports memorabilia stores in Utah between 1980 and 1990. Between 1976 and 1987 he was involved with the "Taco Time" restaurant chain as a restaurant manager, restaurant owner and Vice President of the Craig Food Industries (Taco
Time) sub-franchisee. Mr. Casey is an expert in trading cards and sports memorabilia.

Item 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning compensation for services in all capacities to the Registrant and its subsidiaries for fiscal years ended March 31, 1994, 1995 and 1996 of those persons who were, at March 31, 1996, the Chief Executive Officer of the Registrant and the other three most highly compensated executive officers of the Registrant.

                           SUMMARY COMPENSATION TABLE


                                                                       Long-Term
                                                                       Compensation
                                                                       ------------
 Name and principal                                    Other Annual    Restricted
     Position              Year     Salary     Bonus   Compensation    Stock Award
     --------              ----     ------     -----   ------------    ------------
Sam D. Battistone          1996     $120,000   $ -0-   $ -0-           $153,000
President and Chief        1995     $120,000   $ -0-   $ -0-           $ -0-
Executive Officer of       1994     $120,000   $ -0-   $12,750(1)      $ -0-
Registrant

Dale E. Larsson            1996     $96,000    $ -0-   $ 3,500(3)      $ -0-
Secretary/Treasurer        1995     $96,000    $ -0-   $ 3,374(3)      $ -0-
and Chief Financial        1994     $96,000    $ -0-   $ 3,551(3)      $ -0-
Officer of Registrant

Joseph D. Casey            1996     $96,000    $ -0-   $ -0-           $ -0-
Vice President of          1995     $96,000    $ -0-   $ -0-           $ -0-
Registrant and             1994     $96,000(2) $ -0-   $ -0-           $ -0-
President of Dreams
Franchise Corporation


________________________
     (1) Other Annual Compensation includes the following:


                    1996      1995      1994
                    ----      ----      ----
Club Membership      0         0        $12,750
Life Insurance       0         0        $ -0-
Other                0         0        $ -0-
                                        -------
Total                0         0        $12,750
                                        -------
                                        -------

     (2) These amounts do not include interest earned on Notes payable to this officer totaling $19,479 during the year ended March 31, 1994.

     (3) Represents compensation resulting from use of a company automobile.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                      NONE

     OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                               Number of               Value of Unexercised
                   Number of                   Unexercised Options     In-The-Money Options
                   Shares                      at March 31, 1996       at March 31, 1996
                   Acquired On    Value        Exercisable/            Exercisable/
Name               Exercise       Realized     Unexercisable           Unexercisable
- ----               --------       --------     -------------           -------------
Joseph D. Casey    1,000,000                   300,000/700,000         $2,250/$5,250


     EMPLOYMENT/BONUS AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS. In November 1988, Registrant entered into an Employment Agreement with Sam D. Battistone. The Employment Agreement was amended on November 1, 1993. The amended Employment Agreement provides that Registrant shall employ
Mr. Battistone through November 1998 at a minimum salary of $120,000 per year. The Employment Agreement also provides that Mr. Battistone shall receive an annual bonus equal to 10% of Registrant's pre-tax profits for each of Registrant's fiscal years. The time that any bonus payment is paid to Mr. Battistone is determined by the Board of Directors. Bonuses accrued but not paid become liabilities of Registrant but do not accrue interest. The Employment Agreement provides that bonus amounts may be paid quarterly based upon estimates of profits. In no event shall the bonus exceed $1,000,000 during any fiscal year even if Registrant's pre-tax income should exceed $10,000,000. Should Registrant pay any quarterly bonus based upon estimated profits, which bonus exceeds the amount that would have been paid annually based upon actual profits, the excess amount will be subtracted from any salary payable to Mr. Battistone. If Registrant terminates Mr. Battistone's employment other than for cause, or if Mr. Battistone dies or becomes disabled during the term of employment, Registrant is obligated to pay Mr. Battistone or his successor a severance payment equal to twenty-four months salary and bonuses. In the event that Mr. Battistone is discharged in anticipation of or subsequent to a change of control, or Mr. Battistone's duties are changed or his compensation is reduced, as the consequence of a change in control, then Registrant is obligated to pay Mr. Battistone within 30 days after the date of such change in control or change or breach in his employment a sum equal to all salary and bonuses due from the date of such change in control through November 30, 1998 or twenty-four months' salary and bonuses, whichever is greater. In addition, Registrant will be obligated to pay Mr. Battistone any bonuses which have been accrued but have not been paid. The Employment Agreement also provides for health and life insurance, automobile use and professional dues. As partial compensation for services from 1988 to 1993, Registrant assigned a country club membership to Mr. Battistone. Registrant and Mr. Battistone intend to renew the employment agreement on the same or different terms.

     On March 31, 1992, Sam D. Battistone and Registrant entered into a Stock Bonus Agreement (the "Stock Bonus Agreement") pursuant to which Mr. Battistone paid for and was issued 69,220 shares of common stock and acquired the right to require Registrant to issue to him 4,930,780 of its common stock (the "Stock"). In consideration for the stock and the right to acquire the Stock, Mr. Battistone paid Registrant the sum of $250,000; $175,000 in the form of the release of accrued wages and $75,000 in cash. At the time of the Stock Bonus Agreement, Registrant did not have sufficient authorized shares to issue the Stock to Mr. Battistone. At its meeting of shareholders in March 1996 Registrant increased authorized shares to a level sufficient for Registrant to meet its obligation to issue 4,930,780 shares to Mr. Battistone. After the Stock was issued to Mr. Battistone, Registrant has options to repurchase shares of the Stock for a price of $0.05 per share, the same price Mr. Battistone paid for the Stock. The options cover 100% of the stock until March 31, 1994. Following March 31, 1994, Mr. Battistone vests in, and the options cease to cover, an additional 10% per year until Mr. Battistone is 50% vested on the seventh anniversary of the Stock Bonus Agreement. On the eighth anniversary of the Stock Bonus Agreement, Mr. Battistone becomes 80% vested in the shares, on the ninth anniversary of the Stock Bonus Agreement, Mr. Battistone becomes 95% vested in the shares and on the tenth anniversary of the Stock Bonus Agreement, Mr. Battistone becomes vested in all of the shares. All of the shares of Stock which will be received by Mr. Battistone pursuant to the terms of the Stock Bonus Agreement will be restricted. Pursuant to the terms of a Stock Pledge Agreement dated March 22, 1994, Mr. Battistone has agreed to pledge to B.A. Leasing and Capital Corporation, upon acquisition, any and all additional shares of stock of StratAmerica Corporation received by him. Pursuant to that agreement, upon receipt of the 4,930,780 shares by Mr. Battistone, Mr. Battistone will be obligated to pledge those shares to B.A. Leasing and Capital Corporation, subject to the option of Registrant to buy them back, as discussed above. Issuance of the shares to Mr. Battistone will decrease the percentage of issued and outstanding shares held by the public.

     DFC and Mr. Casey intend to, in the near future, enter into a two year employment agreement under which Mr. Casey will receive a salary of $96,000 per year.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS.

     The following table sets forth as of March 31, 1996, the number of Registrant's voting securities beneficially owned by persons who own five percent or more of Registrant's voting stock, by each director, and by all officers and directors as a group.


                       Name and Address                              Number of          Percent
  Title and                   of                  Type of             Shares              of
    Class              Beneficial Owner          Ownership             Owned             Class
    -----              ----------------          ---------           ---------          -------
$.05 par value      Sam D. Battistone           Record and       13,924,275(1)(4)(5)      58%
Common Stock        42-620 Caroline Court       Beneficial
                    Palm Desert, CA 92211

$.05 par value      Dale E. Larsson             Record and        1,011,800              4.2%
Common Stock        1776 N. State St., # 130    Beneficial
                    Orem, UT  84057

$.05 par value      Joseph D. Casey             Record and          300,500(3)(2)        1.3%
Common Stock        42-620 Caroline Court       Beneficial
                    Palm Desert, CA 92211

$.05 par value
Common Stock        All Officers and            Record and       15,236,575(4)(5)       63.5%
                    Directors as a              Beneficial
                    Group (3 persons)(3)

________________________

     (1)Includes 635,225 shares owned by family members of which Mr. Battistone disclaims ownership.
     (2)Includes 300,000 shares which are the subject of immediately exercisable options.
     (3)The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

     (4)Includes 4,000,000 shares owned by Battistone Financial Group which is owned by J. Roger Battistone, the brother of Sam D. Battistone. Sam D. Battistone disclaims ownership of those 4,000,000 shares.
     (5)Includes 1,550,000 shares owned by Invest West Sports, Inc. which is wholly owned by Mr. Battistone.

     Sam D. Battistone, Registrant's majority shareholder and Chief Executive Officer of Registrant has pledged to B.A. Leasing and Capital Corporation, an unaffiliated corporation, all shares of common stock of Registrant which he now owns or may acquire in the future to secure personal indebtedness. Should there be a default on that indebtedness, and should a secured creditor foreclose on its interest in Mr. Battistone's stock, control of Registrant could change. Under Mr. Battistone's employment agreement with Registrant, if such event were to occur and if Mr. Battistone were discharged or his duties changed or his compensation were reduced as a consequence of such a change in control, then Registrant is obligated to pay Mr. Battistone, within 30 days after the date of such change in control, a sum equal to all salary and bonuses due Mr. Battistone from the date of such change in control through November 30, 1998 or 24 months salary and bonus, whichever is greater. In addition, Registrant would be obligated to pay Mr. Battistone any bonuses which have been accrued but not yet paid. The payments to be made to Mr. Battistone in such event could require a significant expenditure of cash by Registrant, and significantly deplete Registrant's working capital.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CONFLICTS OF INTEREST SPECIFICALLY RELATED TO THE SALE OF HHC ASSETS. Substantial transactions between J. Roger Battistone, the brother of Sam D. Battistone ("JRB") and Battistone Financial Corporation, a California corporation owned by JRB ("BFG") and Registrant and SFC have occurred in the past and rights and obligations between Registrant and those parties continue to exist. Further as brothers, Sam D. Battistone and JRB have participated in common financial transactions, including family business matters, acting as trustees for each other's trusts, the trusts of each other's children and numerous other family business matters. Sam D. Battistone and JRB are related parties and consequently, Sam D. Battistone was deemed to have had a "conflicting interest" in the sale of HHC Assets to SMC.

     The sale of the HHC Assets to SMC involved the release of indebtedness owed by Registrant to BFG and JRB and by HHC to JRB and certain other conflicts of interest including: (1) Sam D. Battistone, Registrant's President and a controlling shareholder of Registrant, and JRB, the sole owner of BFG, are brothers. (2) BFG owns 4,000,000 shares of Registrant's common stock and, following issuance of shares due to Sam D. Battistone, BFG became the second largest shareholder of Registrant's common stock. (3) Sam D. Battistone is personally indebted to BFG in the approximate amount of $1,870,650.

     In consideration for ten HHC restaurants, SMC delivered to HHC $300,000 in cash, a Note in the original principal balance of $380,000, a Note in the original principal balance of $95,000 and assumed obligations and liabilities of HHC allocated to the purchased restaurants which totalled approximately $1,000,000. In addition, SMC released Registrant from approximately $64,000 of indebtedness owed by Registrant to SMC. SFC assigned the $380,000 Note to JRB and BFG in consideration for their release of $588,000 owed by Registrant to those parties. The $380,000 Note and the $95,000 Note are subject to substantial adjustments. The Registrant believes that those Notes will be diminished substantially, and possibly in whole, by transaction costs and certain operation management costs. Substantial additional information regarding the sale of the HHC restaurants is available in the Registrant's Proxy Statement for its Annual Meeting of Stockholders, March 28, 1996.

     INDEBTEDNESS OF REGISTRANT TO BFG. During the period from November 1990 to the present, BFG has loaned Registrant a total of $5,581,000, which Registrant has used for operations. Currently, Registrant is not indebted to BFG.

     1995 LOAN BY BFG TO REGISTRANT. In September 1995, Registrant borrowed $150,000 from BFG. Registrant delivered to BFG a convertible promissory note which allows its holder to convert the $150,000 indebtedness into 100,000 shares of DFC common stock. As additional consideration for such loan, Registrant delivered to BFG an option to purchase 200,000 shares of DFC common stock at a total exercise price of $300,000. Registrant has granted the holder a piggy-back registration right which provides for registration of the DFC shares under certain conditions. BFG has informed Registrant that it has assigned the convertible note and 200,000 share option to an unaffiliated third party. The $150,000 obligation was not released in connection with the sale of the HHC Assets.

     SALE OF REAL ESTATE TO BFG. On March 29, 1991, Registrant sold to BFG for a total purchase price of $2,725,000 three parcels of real property located in the Palm Desert, California area. BFG paid the purchase price in part by delivery of a promissory note in the original principal amount of $1,425,000 and by the assumption of obligations in the amount of $1,300,000, secured by the property. The promissory note bears interest at 12% per annum and was originally due and payable one year from the date of execution. During March 1992 the term of the note was extended to March 31, 2002. The note requires no payments until maturity at which time all accrued interest and principal is due. On October 1, 1994 the $1,425,000 promissory note payable by BFG to Registrant was offset against the same amount of indebtedness owed by Registrant to BFG. After that offset, Registrant owed BFG $375,000, which amount decreased to $353,000 at March 31, 1995. As a result of the sale of HHC, Registrant is not indebted to BFG. The indebtedness secured by the property was foreclosed upon by a third party in October 1995. See "Legal Proceedings".

     INDEBTEDNESS MODIFICATION. In connection with the acquisition of restaurants from SMC in 1985, HHC (then known as Restaurants Etc.) delivered a note to SMC in the principal amount of $750,000. The amended terms of that note provided for an interest rate of 10% per annum beginning on September 1, 1988. In August 1988, Registrant guaranteed payment of that note in an amount not to exceed $460,000, and loaned SFC $1,000,000 of operating capital. SMC, in consideration of Registrant's actions, subordinated its security interest in SFC restaurants. In May 1990, subsequent to its acquisition of SFC, Registrant assumed all obligations owed by SFC to SMC. Registrant believed that the assumption of that indebtedness would aid SFC in its ability to obtain financing. In connection with the assumption, all co-makers of the note, including Sam D. Battistone and J. Roger Battistone were released from liability. The balance owed by Registrant pursuant to the modified debt was, on March 31, 1995, $142,000. That indebtedness was released by SMC as partial consideration for the HHC Assets.

     INDEBTEDNESS OF REGISTRANT AND HHC TO JRB AND FAMILY TRUST. JRB and a family trust have loaned HHC $2,111,000 (including accrued interest). HHC used those funds for operations and equipment purchases. Interest accrued at 12% per annum on the debt owed JRB and 10% per annum on the debt owed to the family trust. The amount owed to JRB by HHC was released in connection with the sale of HHC Assets. The amount owed to the family trust was assumed by SMC in connection with the sale of HHC Assets. Registrant's debt obligations to certain related parties prior to sale of the HHC Assets, are summarized as follows:

       Amounts Owed By                  Amounts Owed to
       ---------------                  ---------------
                                    JRB                BFG
                                    ---                ---
StratAmerica                    $  460,000          $117,000
HHC                             $1,693,000

Following the sale of the HHC Assets, neither Registrant nor HHC is indebted to JRB or BFG.

    JRB OBLIGATIONS ON HEIDI'S LEASES. JRB has personally guaranteed two real property leases associated with two Heidi's restaurants. Those leases are associated with the Heidi's restaurant located in El Cajon, California and the Heidi's restaurant located in Lemon Grove, California.

ADDITIONAL CONFLICTS OF INTEREST

    KRAUSZ ENTERPRISES LEASE AND NOTE. Registrant was guarantor of a lease with Krausz Enterprises for restaurant premises located in Cerritos, California. Schestag, Inc., an unaffiliated California corporation, is the lessee under that lease. Schestag, Inc. is the successor to a lease which was originally between Krausz Enterprises and SMC. That predecessor lease was guaranteed by Registrant and Sam D. Battistone. In June 1995, SFC paid Krausz Enterprises $50,000 for full release of all obligations of SMC, Registrant and Mr. Battistone.

    STONEHIL FINANCIAL. During July 1991, Registrant borrowed $1,000,000 from Stonehil Financial, a California general partnership, in which Sam D. Battistone, Registrant's Chief Executive Officer, is a general partner. At the time of the loan transaction the only other general partner was Robert Hild, an individual unrelated to Registrant or Sam D. Battistone. The loan had an interest rate of 24% per annum and required monthly payments of interest only equal to approximately $20,000 each with a balloon payment of accrued interest and principal on its third anniversary. As a general partner of Stonehil Financial, Sam D. Battistone benefitted from payments made on the loan. Negotiations for the loan transaction were conducted with Robert Hild. At that time Stonehil Financial was the only entity willing to loan money to Registrant and the 24% interest rate was demanded and negotiated by Mr. Hild. There are no usuary laws restricting the amount of interest paid by a corporation in either Utah or California. Registrant was allowed to prepay the loan at any time. The holder of the loan was allowed to require early prepayment of all principal and accrued interest on 60 days notice. The obligation to Stonehil Financial was secured by 1,000,000 shares of Registrant's common stock owned by Sam D. Battistone. Sam D. Battistone personally guaranteed all of Registrant's
obligations to Stonehil Financial in connection with the $1,000,000 loan.   Four
Hundred Sixty-Six Thousand Dollars of loan proceeds was used to prepay amounts owed BFG. The balance of the loan proceeds was used as operating capital. During fiscal year ended March 31, 1993, Registrant paid Stonehil Financial $96,261 pursuant to the above-referenced Note. As of December 31, 1992 Registrant owed Stonehil Financial $1,260,000 pursuant to the terms of the Note. In October 1992, Stonehil Financial declared the obligations to be in default and made demand for repayment. The determination by Stonehil Financial to declare the obligations to be in default was made solely by Robert Hild, an unrelated general partner of Stonehil Financial who, pursuant to the terms of the partnership agreement, had complete power to make such demand. Subsequent to that demand, Registrant commenced negotiations to resolve the default. Those negotiations resulted in the withdrawal of the notice of default. As a result of the negotiations, the note to Stonehil Financial was divided into two separate notes. The first note runs directly to Robert Hild, who has received distributions in redemption of his partnership interest, including his share of the obligations of Registrant to Stonehil Financial. The note to Robert Hild is dated effective as of January 1, 1993 in the amount of $498,931 with a renegotiated interest rate of 12% per annum. A principal payment of $38,931 was immediately paid on the note with the balance of $460,000 payable in equal principal quarterly payments of $25,000 commencing April 1, 1993 until the note is paid in full. On January 1, 1994, Registrant and Mr. Hild modified the payment terms of the note. The modification required payments of $7,500 per month for a period of one year until January 1, 1995. On January 1, 1995 the original payment schedule requiring monthly payments of interest, quarterly payments of principal of $25,000 was reinstated. Registrant is currently in default on its obligations to Mr. Hild. The debt to Mr. Hild is secured by a pledge of 1,000,000 shares of Registrant's common stock owned by Sam D. Battistone. Sam D. Battistone has personally guaranteed all of Registrant's obligations to Mr. Hild in connection with the restructured note to Mr. Hild. As a part of the transaction redeeming Mr. Hild as a partner of Stonehil Financial, Dale E. Larsson, Secretary of Registrant, became a general partner of Stonehil Financial. The balance of the obligation of Registrant to Stonehil is reflected in a second promissory note payable to Stonehil Financial in the original principal amount of $631,000 plus accrued interest with an annual rate of interest of 12% per annum. That note requires no payments until January 1, 2003 at which time the balance of principal and unpaid interest is due. At March 31, 1995 Registrant owed Mr. Hild $342,000. As of March 31,
1996 it owed Mr. Hild $360,671 principal and accrued interest.

    INVEST WEST SPORTS, INC. From February 1992 to the present, Registrant borrowed approximately $889,450 from Invest West Sports, Inc. At March 31, 1996, Registrant owed Invest West Sports, Inc. $220,000. Registrant currently owes Invest West Sports, Inc. approximately $205,000 principal and accrued interest. During the fiscal year ended March 31, 1996, Registrant repaid in cash $105,443 owed to Invest West Sports, Inc. Invest West Sports, Inc. is owned by Sam D. Battistone, Registrant's Chief Executive Officer. On March 31, 1996 Registrant issued 1,500,000 shares of Registrant's common stock to Invest West Sports, Inc. in satisfaction of $270,000 of outstanding debt of Registrant to Invest West Sports, Inc.

    PLEDGED SHARES/REGISTRATION RIGHT. On March 22, 1994, in connection with an amendment to an agreement for satisfaction for judgment, by and between Sam
D. Battistone, Carla Battistone and B.A. Leasing and Capital Corporation, Registrant agreed to register, under certain conditions, 2,893,495 shares of Registrant owned by Sam D. Battistone which are pledged to B.A. Leasing Corporation. Registration of the shares is required only upon an event of default under the Pledge Agreement. Sam D. Battistone has agreed to reimburse or pay all costs incurred by Registrant in connection with such registration.
In connection with the transaction, BFG agreed to release its security interest it held in 1,716,450 shares of the pledged shares. As a result of that release by BFG, B.A. Leasing and Capital Corporation became the single pledgee of that stock. Pursuant to the agreement with B.A. Leasing and Capital Corporation, Sam
D. Battistone agreed to pledge to B.A. Leasing and Capital Corporation any additional shares of stock of Registrant received by Sam D. Battistone.


    PURCHASE OF PRODUCT. During the year ended March 31, 1995, DFC purchased from Sam D. Battistone's children for resale approximately $19,000 of sports memorabilia. The product was resold by DFC at a profit.

    In September, 1993 Registrant purchased 5,000 cases of Marilyn Monroe trading cards from Sports Time Card Company, a company owned 50% by Registrant. The purchase price for the 5,000 cases of Marilyn Monroe trading cards was $500,000 cash.

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  See Exhibit Index immediately preceding Exhibits.

    (b)  Reports on 8-K.

    On April 12, 1996 Registrant filed a Form 8-K disclosing the sale to SMC of ten Shari's format restaurants owned by SFC.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DREAMS, INC.



                    By: __________________________________
                         Its: President

                    Date: ____________________

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                    _____________________________________
                         Sam D. Battistone
                         President/Principal Executive
                           Officer/Director

                    Date: ____________________



                    _____________________________________
                         Dale E. Larsson
                         Principal Financial Officer/
                           Director

                    Date: ____________________

                                  EXHIBIT INDEX


           Number From
            Item 601               Exhibit                       Page
          Exhibit Table           Description                    Number
          -------------           -----------                    ------

                3        Amended Articles of Incorporation       E-1 - E-2

               10        Asset Purchase Agreement, as Amended    Incorporated by
                                                                 reference from
                                                                 Proxy Statement
                                                                 dated March 14,
                                                                 1996

               21        Subsidiaries of small business issuer   Incorporated by
                                                                 reference from
                                                                 Form 10-K for
                                                                 fiscal year
                                                                 ended March 31,
                                                                 1995

                      CONSOLIDATED FINANCIAL STATEMENTS:

                        Report of Independent Accountants        F-1
                        Consolidated Balance Sheets              F-2
                        Consolidated Statements of Operations    F-3
                        Consolidated Statements of
                          Shareholders' Deficit                  F-4
                        Consolidated Statements of Cash Flows    F-5 - F-7
                        Notes to Consolidated Financial
                          Statements                             F-8 - F-19

                        REPORT OF INDEPENDENT ACCOUNTANTS

June 17, 1996

To the Board of Directors and Shareholders of Dreams, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Dreams, Inc. (formerly StratAmerica Corporation) and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in the notes to the consolidated financial statements, the Company has extensive transactions and relationships with its majority shareholder and other related entities. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

DREAMS, INC.
(formerly StratAmerica Corporation)
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
- -----------------------------------------------------------------------------


                                                        March 31,
                                                   -------------------
                                                      1996      1995
                                                   ---------  --------

    ASSETS
Current assets:
    Cash                                             $ 367    $  237
    Restricted cash                                     30        35
    Trade accounts receivable, less allowance
     of $36 and $60                                     45        23
    Interest receivable - related party                 -         15
    Current portion of notes receivable                 83        -
    Inventories                                        109       161
    Prepaid expenses                                    15        75
                                                  --------   -------
       Total current assets                            649       546

Notes receivable - including $611 from a
 related party in 1995, less current portion           166       611
Property and equipment, net                             86     1,204
Goodwill, less accumulated amortization of
 $1,695 in 1995                                          -       550
Other assets                                            11        80
                                                  --------   -------
                                                     $ 912    $2,991
                                                  --------   -------
                                                  --------   -------

    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                 $ 449     $ 765
    Accrued liabilities, including $300 and
     $1,168 to related parties                       1,954     3,338
    Current portion of long-term debt and
     capital lease obligations, including
     $731 to related parties in 1995                   211     1,694
    Notes payable, including $280 and
     $2,032 to related parties                         697     2,371
    Payable to restricted cash (Note 1)                 25         -
    Deferred franchise fees                             75       120
    Deposit                                              -       246
                                                  --------   -------
       Total current liabilities                     3,411     8,534

Long-term debt and capital lease obligations,
 less current portion, including $203 to related
 parties in 1995                                       294       417
Accumulated losses in excess of investment in 50%
 owned company                                         121       121
Deferred revenue (Note 13)                             378       378
Minority interest in consolidated subsidiary           357       350
                                                  --------   -------
                                                     4,561     9,800
                                                  --------   -------

Contingencies and commitments

Shareholders' deficit:
    Common stock, $.05 par value - authorized
     50,000,000 shares; 24,000,000 and 10,000,000
     shares issued and outstanding                   1,200       500
    Capital in excess of par value                  11,667     7,936
    Deferred compensation                             (550)       -
    Accumulated deficit                            (15,966)  (15,245)
                                                  --------   -------
                                                    (3,649)   (6,809)
                                                  --------   -------
                                                   $   912    $2,991
                                                  --------   -------
                                                  --------   -------


     The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC.
(formerly StratAmerica Corporation)
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
- -----------------------------------------------------------------------------


                                                         Year ended March 31,
                                               ---------------------------------------
                                                   1996         1995          1994
                                               ----------- ------------ --------------
Revenues:
    Restaurant                                 $   11,424      $13,238      $13,785
    Retail, including $252 from
     related parties in 1994                          284          470        1,136
    Franchise fees and royalties                      595          597          585
    Interest, including $63, $147
     and $288 from related parties
     in 1996, 1995 and 1994.                           63          151          294
    Other                                               1           29          163
    Gain on sale of restaurants                     1,460            -            -
                                               ----------   ----------   ----------
                                                   13,827       14,485       15,963
                                               ----------   ----------   ----------

Expenses:
    Restaurant cost of sales,
     excluding depreciation                         7,738        8,484        8,861
    Restaurant rent                                 1,305        1,408        1,426
    Other restaurant occupancy and
     operating expense                              1,818        2,749        2,944
    Retail cost of sales, including
     $252 from related parties in 1994,
     excluding depreciation                           176          235          859
    Retail occupancy and
     operating expense                                332          241          309
    Lease accrual reversals (Note 12)                (175)         (75)           -
    General and administrative expense              1,640        1,404        2,493
    Depreciation and amortization                     608          950        1,352
    Interest, including $320, $432,
     and $514 to related parties in
     1996, 1995 and 1994                              520          620          777
    Restaurant closure                                579          540          245
    Equity in losses of 50% owned company               -           26           95
                                               ----------   ----------   ----------
                                                   14,541       16,582       19,361
                                               ----------   ----------   ----------
Minority interest in earnings
 of consolidated subsidiary                             7            -            -
                                               ----------   ----------   ----------
Net loss                                       $     (721)     $(2,097)     $(3,398)
                                               ----------   ----------   ----------
                                               ----------   ----------   ----------
Net loss per share                             $     (.07)     $  (.21)     $  (.34)
                                               ----------   ----------   ----------
                                               ----------   ----------   ----------
Weighted average number of shares
 outstanding                                   10,115,068   10,000,000   10,000,000
                                               ----------   ----------   ----------
                                               ----------   ----------   ----------


     The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC.
(formerly Stratamerica Corporation)
Consolidated Statements of Shareholders' Deficit
(Dollars in thousands, except per share amounts)
- -----------------------------------------------------------------------------


                                                         Capital
                                                        in excess
                                   Shares     Common      of par     Deferred     Accumulated
                                outstanding    stock      value    Compensation     deficit       Total
                                -----------   -------   ---------  ------------   -----------  ---------
Balance at March 31, 1993        10,000,000    $  500    $  7,812   $             $ (9,750)    $ (1,438)

Contribution of capital
                                                              124                                 124

Net loss for the year
  ended March 31, 1994                                                              (3,398)      (3,398)
                                -----------   -------    --------   -------      ---------     --------

Balance at March 31, 1994        10,000,000       500       7,936       -          (13,148)      (4,712)

Net loss for the year
  ended March 31, 1995                                                              (2,097)      (2,097)
                                -----------   -------    --------   -------      ---------     --------

Balance at March 31, 1995        10,000,000       500       7,936       -          (15,245)      (6,809)

Conversion of related
  party debt to equity
                                  7,269,220       363         904                                 1,267

Forgiveness of related
  party debt                                                1,890                                 1,890

Exercise of employee
  stock options
                                  6,180,780       309         162                                   471

Deferred compensation
  on stock  bonus
  plan                                                        703      (550)                        153

Conversion of third party
  professional fees to
  equity                            550,000        28          72                                   100

Net loss for the year
  ended  March 31, 1996                                                               (721)        (721)
                                -----------   -------    --------   -------      ---------     --------
Balance at March 31, 1996        24,000,000    $1,200    $ 11,667   $  (550)      $(15,966)    $ (3,649)
                                -----------   -------    --------   -------      ---------     --------
                                -----------   -------    --------   -------      ---------     --------


     The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC.
(formerly StratAmerica Corporation)
Consolidated Statements of Cash Flows
(Dollars in thousands)
- -----------------------------------------------------------------------------


                                                         Year ended March 31,
                                                ------------------------------------
                                                    1996       1995          1994
                                                ----------  ----------  ------------
Cash flows from operating activities:
   Cash received from customers                   $12,230     $14,316      $16,035
   Cash paid to suppliers and employees           (12,803)    (14,345)     (16,387)
   Interest received                                   63          40          133
   Interest paid                                     (383)       (553)        (865)
                                                 --------    --------     --------
      Net cash used in operating activities          (893)       (542)      (1,084)
                                                 --------    --------     --------


Cash flows from investing activities:
   Purchase of property and equipment                 (53)        (51)        (212)
   Loans made to franchisees and other                (70)          -         (139)
   Collection on notes receivable                       -         383           66
   Proceeds from sale of real estate
    properties held for investment                      -           -          195
   Proceeds from sale of restaurant assets            744           -            -
                                                 --------    --------     --------
      Net cash (used) provided by investing
       activities                                     621         332          (90)
                                                 --------    --------     --------

Cash flows from financing activities:
   Proceeds from notes payable                        448         697        1,212
   Proceeds from long-term debt                       150           -            -
   Payments on notes payable                            -        (160)         (37)
   Principal payments on long-term
    debt and capital lease obligations               (201)       (522)        (226)
   Issuance of stock in consolidated subsidiary         -         350            -
                                                 --------    --------     --------
      Net cash (used) provided by financing
       activities                                     397         365          949
                                                 --------    --------     --------

Net increase (decrease) in cash                       125         155         (225)

Cash and restricted cash at beginning of year         272         117          342
                                                 --------    --------     --------
Cash and restricted cash at end of year           $   397     $   272      $   117
                                                 --------    --------     --------
                                                 --------    --------     --------


                                   (Continued)


     The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC.
(formerly StratAmerica Corporation)
Consolidated Statements of Cash Flows
(Dollars in thousands)
- -----------------------------------------------------------------------------


                                                         Year ended March 31,
                                                ------------------------------------
                                                    1996       1995          1994
                                                ----------  ----------  ------------
Reconciliation of net loss to net cash
 used in operating activities:

Net loss                                        $   (721)   $ (2,097)     $(3,398)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                    608         950        1,352
    Gain on sale of restaurant assets             (1,460)          -            -
    Stock compensation                               153           -            -
    Adjustment for write-off of assets                 -         540          245
    Change in assets and liabilities:
    Decrease (increase) in accounts receivable       (44)        (10)          83
    Decrease in other receivables                      -           -          141
    Decrease (increase) in interest receivable        15        (111)        (161)
    Increase in inventories                          (41)         (9)        (276)
    Decrease in prepaid expenses                      17           1           44
    Increase in accounts payable                      39         159           21
    Increase (decrease) in accrued liabilities       514         (37)         489
    Decrease in deferred franchise fees              (45)         (8)         (17)
    Increase in accumulated losses in excess
     of investment in 50% owned company                -          26           95
    Increase in deferred revenue                       -           -          378
    Other                                             72          54          (80)
                                                --------    --------      -------
        Net cash used in
          operating activities                  $   (893)   $   (542)     $(1,084)
                                                --------    --------      -------
                                                --------    --------      -------


                                  (Continued)


     The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC.
(formerly StratAmerica Corporation)
Consolidated Statements of Cash Flows
(Dollars in thousands)
- ------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities:

YEAR ENDED MARCH 31, 1996:

The Company sold restaurant assets for $744 in cash, $560 in notes receivable, $64 in debt forgiveness, and assumption by the buyer of $156 in net liabilities. (Note 12.)

The Company settled notes payable of $611 as described in Note 3.

The Company reclassified $246 and $325 from deposits and accrued liabilities, respectively, to common stock and additional paid-in capital for stock issued to employees and to third parties under a stock option plan. (Note 11.)

The Company recorded additional paid-in capital totaling $1,890 due to forgiveness of related party debt. (Note 13.)

The Company exchanged 7,269,220 shares of common stock in exchange for $1,267 of related party obligations.


YEAR ENDED MARCH 31, 1995:

The Company offset notes payable and accrued interest payable with notes receivable and accrued interest receivable from a related party as described in Note 13.

The Company acquired equipment by issuing notes payable of $26.


YEAR ENDED MARCH 31, 1994:

The Company acquired equipment by issuing long-term debt and capital lease obligations totaling $333.

The Company settled notes payable and accrued interest by transferring inventory totaling $1,100 to a related party as described in Notes 13.

The Company transferred notes receivable with a book value of $178 to a related party to settle related party obligations as more fully described in Note 13.


     The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------

1.   Summary of Business and Significant Accounting Policies

     Dreams, Inc. (the Company), formerly StratAmerica Corporation, is engaged in the ownership and operation of family style restaurants and a sports cafe through its wholly-owned subsidiaries Shari's Franchise Corporation
     (SFC) and B.B. O'Briens, Inc. (B.B.'s), respectively. B.B.'s ceased operations during July 1995 (see Note 12). The Company also franchises Field of Dreams-TM- retail stores which sell celebrity and sports-oriented memorabilia merchandise through the Company's 95 percent-owned subsidiary Dreams Franchise Corporation (DFC). The Company also owns a 50 percent interest in Sports Time Card Company (Sports Time) which markets Marilyn Monroe collector cards. Additionally, the Company sponsored sports memorabilia trade shows through its wholly-owned subsidiary Sports Spectacular, Inc. (Sport) during the year ended March 31, 1994. Sport has not had any operations subsequent to March 31, 1994.

     During February and March 1996, the Company sold the net assets of thirteen family style restaurants owned by SFC to various third parties (Note 12). Subsequent to March 31, 1996, SFC changed its name to Heidi's Holding Corporation.

     The President of the Company is referred to as the majority shareholder in these notes to the consolidated financial statements. A summary of significant accounting policies follows:

     Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SFC, its wholly-owned subsidiary, B.B.'s, its 95 percent-owned subsidiary, DFC, and its wholly-owned subsidiary Sport. All significant intercompany transactions have been eliminated. The Company accounts for its 50 percent interest in Sports Time using the equity method of accounting. Summarized financial information related to Sports Time is not material to the Company's financial condition and results of operations. Sports Time incurred a loss of $26 for the year ended March 31, 1996. The Company's portion of that loss has not been recorded in the 1996 statement of operations as the Company has no future obligation to fund Sports Time operating losses. If Sports Time earns income in future years, the Company will not recognize its portion of that income until losses unrecognized in prior periods have been fully recovered.

     Inventories
     Inventories, consisting of restaurant supplies and sports memorabilia, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Prepaid expenses
     Prepaid expenses consist of prepaid property taxes and other prepaid expenses.

     Property and equipment
     Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

     Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from five to ten years.

     Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is less.

     Goodwill
     Goodwill represents the purchase price in excess of the value of net assets acquired. Goodwill is being amortized using the straight-line method over seven years.

     The Company has adopted Statement of Financial Accounts Standards No. 121, which requires that goodwill be evaluated based on the expected undiscounted future cash flows of the Company. At March 31, 1996, the Company offset unamortized goodwill against the gain recognized in connection with the sale of the SFC restaurants.

     Payable to restricted cash
     Field of Dreams-TM- franchisees pay advertising royalties to DFC to be used for designated franchise advertising and promotional activities. These restricted funds are held by DFC. During the year ended March 31, 1996, DFC used a portion of these restricted funds to fund its own operations. Payable to Restricted Cash represents cash owed by DFC to this restricted cash fund.

     Franchise fee revenue and commission expense
     Franchise fees received and commissions paid are initially deferred, and are recognized in the statement of operations when all material services or conditions related to the sale of a franchise have been performed by the Company.

     Loss per share
     Loss per share is based on the weighted average number of common and common equivalent shares outstanding, if dilutive. Common equivalent shares for all years were anti-dilutive and accordingly the weighted average shares were not adjusted to reflect common equivalent shares.

     Income taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts)
- ------------------------------------------------------------------------------


     Fair value of financial instruments
     The fair value of cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable and long-term debt approximate their respective book values at March 31, 1996.

     Use of estimates
     The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Stock Based Compensation
     The Financial Accounting Standards Board issued a statement in October 1995 entitled "Accounting for Stock-Based Compensation" which will be effective for the Company beginning April 1, 1996. This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. Beginning in April 1996, the Company intends to determine net income using previous accounting standards and to make the appropriate disclosures in the notes to the financial statements as required by the standard.

     Reclassification of prior year amounts
     Certain reclassifications have been made in the March 31, 1995 and 1994 accounts to conform to the current year presentation. These reclassifications are not material.

     Minority Interest
     During March 1995, DFC sold 233,333 shares of common stock to third party investors for $350. The third party's investment is accounted for as minority interest in the accompanying financial statements.

2.   Financial Condition

     The Company incurred a net loss of $721 for the year ended March 31, 1996 and has a working capital deficit of $2,762 and shareholders' deficit of $3,649 at March 31, 1996. These factors indicate that the Company may be unable to continue in its present form unless it is able to substantially improve its operations, obtain new sources of capital and/or financing, is able to refinance its short-term obligations under which it is in default, and is able to settle lawsuits against the Company for failure to make lease payments to landlords, as further described in Notes 9 & 12.

     Management is hopeful that it can reduce its operating overhead costs and that the Company will be successful in selling additional Field of Dreams franchises. However, management is still dependent upon related parties to provide financing and is hopeful that it can obtain additional required related party financing throughout the next fiscal year. Failure to obtain adequate related party financing would have a significant adverse effect upon the Company and its ability to continue in its present form.


3.   Notes Receivable

     Notes receivable consist of the following:

                                                              March 31,
                                                       ------------------------
                                                         1996            1995
                                                       ------------------------
     Note receivable from a consultant who sells
       franchises for DFC, principal and accrued
       interest at 8.25 percent due September
       30, 1996.                                         $   70        $   -

     Note receivable from a company owned by
       the brother of the majority shareholder
       of the Company, monthly interest payments
       at 16 percent, due December 1998,
       secured by real estate.                           $   -         $  611

     Notes receivable from two individuals, who
       purchased two Heidi's restaurants (Note 12),
       monthly principal and interest payments at
       10 percent, payable through October 2000
       and November 2001.                                    84            -

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------


      Note receivable, monthly interest payments
       at 8 percent, principal payable at the
       earlier of (1) the date all remaining SFC
       restaurants are sold, (2) all SFC real property
       leases for remaining restaurants have expired,
       or (3) March 28, 2001. (Note 12)                    $   95      $    -
                                                           ------      ------
                                                              249         611
      Less current portion                                    (83)          -
                                                           ------      ------
                                                           $  166      $  611
                                                           ------      ------
                                                           ------      ------

      The note receivable totaling $611 at March 31, 1995, reflect the identical terms of a note payable to a financial institution. This note was assumed by the related party in connection with the real estate purchase (see Note 13). In October 1995, the bank foreclosed on the real estate in full satisfaction of the corresponding obligations resulting in the note receivable and the note payable being offset at March 31, 1996.

4.    Property and Equipment

      Property and equipment consist of the following:

                                                              March 31,
                                                       ------------------------
                                                           1996         1995
                                                       ------------------------

      Leasehold improvements                              $    99     $ 1,059
      Restaurant equipment                                    166       2,318
      Office and other equipment                               40         234
      Vehicles                                                 26          26
                                                           ------     -------
                                                              331       3,637
      Less accumulated depreciation
      and amortization                                       (245)     (2,433)
                                                           ------     -------

                                                           $   86     $ 1,204
                                                           ------     -------
                                                           ------     -------

      At March 31, 1995, restaurant equipment includes the cost of equipment held by the Company under capital lease agreements.
      Such costs and the related accumulated amortization aggregate $293 and $92.

5.    Accrued Liabilities

      Accrued liabilities consist of the following:

                                                              March 31,
                                                       ------------------------
                                                           1996         1995
                                                       ------------------------

      Payroll costs                                      $   432     $   861
      Interest                                                73         541
      Rent                                                     -         186
      Restaurant closure accrual (Note 12)                   584         670
      Other                                                  865       1,080
                                                         -------     -------
                                                         $ 1,954     $ 3,338
                                                         -------     -------
                                                         -------     -------

6.    Notes Payable

      The components of notes payable are as follows:

                                                              March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------

      Note payable to related party (brother  of
       majority shareholder), interest at  12 percent,
       due on demand, unsecured.                         $      -     $   807

      Note payable to related party (company owned
       by the brother of majority  shareholder),
       interest at 12 percent, due on demand,
       unsecured.                                              -         353

      Notes payable to former landlords, interest
       ranging to 7.25 percent, monthly principal
       and interest payments of $5.                           38          77

      Note payable to a related party, non-interest
       bearing, due on demand, unsecured.                      -          36

      Note payable to a related party, interest at
       12 percent, due on demand, unsecured.                  34           -

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------

                                                              March 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------   ----------

      Note payable to a related party (partnership
       owned by majority shareholder), interest at
       12 percent, due on demand, secured by
       Company stock owned by the Company's
       majority shareholder.                             $   10       $   631

      Notes payable to a related party (company
       owned by majority shareholder), interest
       at 12 percent, due on demand, unsecured.             220           204

      Note payable to former shareholder of B.B.'s
       in connection with the acquisition of 50
       percent of B.B.'s, interest imputed at 10
       percent, due in monthly installments
       of $3 through 2000, unsecured.  At March 31,
       1996, the Company is in default on this
       note payable.                                        178           178

      Various notes payable to others, interest
       ranging to 24 percent, due on demand,
       unsecured.                                            67            85

      Note payable to an individual, interest at 10
       percent, convertible into DFC common stock
       at $1.50 per share, principal and interest
       due December 31, 1996.                               150             -
                                                        -------       -------
                                                        $   697       $ 2,371
                                                        -------       -------
                                                        -------       -------

7.    Long-term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations consist of the following:

                                                              March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------


      Capital lease obligations, net of imputed
       interest at 15.75 percent, payable in
       monthly installments through 1996,
       secured by equipment.                            $    -        $    63

      Note payable to related party (brother of
       majority shareholder), interest at 12  percent,
       monthly interest payments, principal due
       February 1, 1995, unsecured.                          -            670

      Note payable to a bank, interest ranging to
       12 percent, monthly installment of $1 including
       interest, secured by equipment.                      15             19

      Note payable to related party, interest at
       11.75 percent, monthly principal and interest
       payments of $7 through December 1999,
       unsecured.                                            -            264

      Note payable to an individual, interest at 12
       percent payable monthly, principal due
       September 1998.                                     150              -


      Note payable to Shari's Management Corporation
       which forgave the balance of $64 at
       March 26 in connection with the acquisition of
       SFC, interest at 10 percent, monthly installments
       of $8 through December 1996, secured by equipment
       and guarantee of the Company.                         -            142


      Note payable to a bank, monthly interest
       payments at 16 percent, secured by real
       estate sold to a related party.                       -            611

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------

                                                                  March 31,
                                                            --------------------
                                                               1996       1995
                                                            --------------------
      Note payable to an individual, monthly interest
        payments at 12 percent (if in default, interest is
        at 24 percent) quarterly principal payments of $25
        beginning April 1, 1993, secured by Company
        stock owned by the majority shareholder and
        majority shareholder's personal guarantee.          $  340      $   342
                                                            ------      -------
                                                               505        2,111
      Less current portion                                    (211)      (1,694)
                                                            ------      -------
                                                            $  294      $   417
                                                            ------      -------
                                                            ------      -------

      Future maturities of long-term debt are summarized as follows:

                 Fiscal Year
                 -----------
                     1997                                   $  211
                     1998                                      104
                     1999                                      190
                                                            ------
                                                            $  505
                                                            ------
                                                            ------

8.    Income Taxes

      The Company's deferred tax balances consist of the following:

                                                                  March 31,
                                                            --------------------
                                                               1996       1995
                                                            --------------------
      Deferred tax assets:
        Net operating loss carryforward                      $ 4,080     $3,926
        Accelerated depreciation for book purposes                 5          -
        Accrued liabilities                                      467        531
        Deferred revenue                                         224        241
                                                             -------    -------
                                                               4,776      4,698
      Deferred tax liability:
       Accelerated depreciation for tax purposes                   -       (236)
                                                             -------    -------
                                                               4,776      4,462
      Valuation allowance                                     (4,776)    (4,462)
                                                             -------    -------

                                                             $     -    $     -
                                                             -------    -------
                                                             -------    -------

      A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                                      Year ended March 31,
                                                   1996        1995       1994
                                                  --------   --------   --------
      Federal income taxes at statutory rate        (34)%      (34)%      (34)%
      State taxes, net of federal benefit            (5)        (5)        (5)

      Goodwill amortization                          17          8         16
      Valuation allowance                            22         31         23
                                                  --------   --------   --------
                                                      -%         -%         -%
                                                  --------   --------   --------
                                                  --------   --------   --------

      As a result of the loss for all years, no provision (benefit) for income taxes is reflected in the accompanying financial statements.

      At March 31, 1996, the Company's tax net operating loss carryforwards are as follows:

            Expiration Date:
            ----------------
                2007                           $ 2,155
                2008                               806
                2009                             1,613
                2010                             1,234
                2011                               805
                                               -------
                                               $ 6,613
                                               -------
                                               -------

      SFC has preacquisition tax net operating loss and investment tax credit carryforwards which arose prior to becoming a member of the consolidated group, which are available to offset future taxable income of SFC. The possible benefit to be recognized from realization of these amounts has not been recorded in connection with the acquisition of SFC because there is no assurance as to their ultimate realization. The tax benefits ultimately realized, if any, are limited to approximately $180 per year, will be recorded as reductions in income tax expense. SFC's preacquisition tax net operating loss carryforwards at March 31, 1996 are as follows:

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------

                 Expiration Date:
                 ----------------
                       2001                            $   310
                       2002                                642
                       2003                                249
                       2004                                955
                                                       -------
                                                       $ 2,156
                                                       -------
                                                       -------

      In addition to the net operating loss carryforwards, SFC has approximately $248 of investment tax credit carryforwards and $758 of state net operating loss carryforwards available to reduce taxes payable. Investment tax credits expire through the year 1998. The Company has sold a majority of the assets and liabilities of SFC as described in Note 12 which makes it doubtful that the tax benefits will ever be realized.

      B.B.'s has preacquisition tax net operating loss carryforwards which arose prior to becoming a member of the consolidated group on November 1, 1990, which are available to offset future taxable income of B.B.'s. The possible benefit to be recognized from the realization of these amounts has not been recorded in connection with the acquisition of B.B.'s because there is no assurance as to their ultimate realization. The tax benefits which may ultimately be realized are limited to approximately $100 per year. B.B.'s preacquisition tax net operating loss carryforwards at March 31, 1996 are as follows:

                 Expiration Date:
                 ----------------
                       2004                            $ 1,052
                       2005                                449
                                                       -------
                                                       $ 1,501
                                                       -------
                                                       -------

      The Company closed operations of B.B.'s during July 1995.
      Because operations have ceased, it is doubtful that these tax benefits will ever be realized.

      If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

9.    Operating Lease Commitments

      The Company leases restaurant buildings, office and retail space under operating lease agreements with base terms expiring at various dates through 2000. The majority of the leases require the Company to pay the greater of an annual base rent or a percentage of gross sales, as defined. Future minimum rental commitments related to these non-cancelable leases are summarized as follows:

            Year Ended:
            -----------
               1997                            $   401
               1998                                349
               1999                                247
               2000                                  8
                                               -------
                                               $ 1,005
                                               -------
                                               -------

      Rent expense for the years ended March 31, 1996, 1995, and 1994 was $1,305, $1,384 and $1,535, including percentage rents of $29, $24 and $31 in 1996, 1995 and 1994.


      The lease commitments summarized above include five retail store location leases for Field of Dreams-TM-. Of those five leases, three are being sublet to former employees and other franchisees on a month-to-month basis. The Company is in technical default on two of these leases because the Company has not obtained written landlord approval for these subleases.


      Additionally, the Company is contingently liable as lessee or sub-lessee under certain building leases with restaurant operations sold by SFC. Although these operating leases have been assigned to the new owners, the Company remains contingently liable. Future maturities of these contingent obligations are as follows:

                    Year Ended:
                    -----------
                       1997                            $   595
                       1998                                600
                       1999                                601
                       2000                                513
                       2001                                451
                       Thereafter                          925
                                                       -------
                                                       $ 3,685
                                                       -------
                                                       -------

10.   Common Stock

      On March 28, 1996, the Company amended its articles of incorporation to increase the number of authorized shares from 10,000,000 to 50,000,000 shares of common stock with a $.05 par value per share.

11.   Stock Transactions

      STOCK BONUS PLAN
      Effective March 31, 1992, the Company entered into a Stock Bonus Agreement with the President of the Company to purchase 5,000,000 shares of the Company's common stock for $.05 per share or $250. The President immediately exercised his option and deposited $250 with the Company. In March 1992,

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------


       the Company issued 69,220 shares or $4 of the Company's common stock. The remaining 4,930,780 shares were not issued pending an increase in the Company's authorized shares, resulting in the remaining $246 being reflected as a deposit in prior year financial statements. Subsequent to increasing the number of authorized shares in March 1996 (Note 10) the Company issued the remaining 4,930,780 shares. In connection with the issuance, the Company reclassified the $246 deposit as common stock.

       The terms and conditions of the Stock Bonus Agreement provide the Company the option to repurchase, at a decreasing percentage, these shares over a ten year period for $0.05 per share. Vesting occurs as the Company's repurchase option expires. The Company retained the option to repurchase 80% or 4,000,000 shares at March 31, 1996. The repurchase option ends effective March 31, 2002.


       Upon the issuance of the shares, the Company recorded compensation expense and a corresponding increase in capital in excess of par value of $153 for the difference between the estimated fair value of the shares and the purchase price of $.05 for the 1,000,000 vested shares. The Company also recorded unearned compensation and a corresponding increase in capital in excess of par value of $550 equal to the difference between the purchase price of $.05 and the estimated fair market value of the unvested shares. Compensation expense relative to the unvested shares will be adjusted quarterly based on fair market value, of the Company's shares until all shares are vested.


       STOCK OPTION PLAN
       During October 1992, the Company's board of directors adopted a stock option plan for certain employees and franchisees (Optionees) whereby Optionees are granted the right to purchase shares of the Company's common stock on the date of grant. No expense was recorded for the fair value of options granted to franchisees as such amounts were immaterial. During October 1992, the Company granted options to purchase 3,000,000 shares of common stock at a price of $.18 per share which equaled the fair value of the shares on the date of grant. The Optionees vest in the right to purchase the shares over a ten year period. At March 31, 1996, 1,050,000 options are vested.

       During the years ended March 31, 1995 and 1994, certain optioners exercised their stock options and paid $225 to purchase 1,250,000 shares under this stock option plan. The Company recorded these payments as accrued liabilities. Subsequent to increasing the number of authorized shares in March 1996, as described in Note 10, the Company issued these shares and reclassified the $225 of accrued liabilities to common stock and capital in excess of par.

       OTHER
       The Company issued 550,000 shares of common stock at its approximate fair market value to third parties in payment for professional fees of $100-- that were rendered in prior years.

12.    Restaurants and Retail Stores Closed and Sold

       SALE OF SHARI'S FRANCHISE CORPORATION RESTAURANTS
       During the year ended March 31, 1996, SFC sold all eleven of its "Shari's" restaurants to Shari's Management Corporation (SMC) and sold two of its "Heidi's" restaurants to other third parties.
       The following table lists pertinent information regarding these sales:


                                                        Book value of         Consideration
       Date of Sale                Restaurant            assets sold             Received             Gain
       -------------------       -----------------     ----------------     -------------------     -------
       February 6, 1996          Heidi's of El         $35 in fixtures,     $14 cash and            $   24
                                 Cajon, California     equipment, and       $45 note receivable
                                                       inventory

       February 8, 1996          Shari's of            $59 in fixtures      $400 cash               $  341
                                 Laramie, Wyoming          and equipment

       February 29, 1996         Heidi's of Lemon      $35 in fixtures,     $30 cash and            $   35
                                 Grove, California     equipment, and       $40 note receivable
                                                       inventory

       March 28, 1996            Remaining Shari's     $1,158 in            $300 cash, $380         $1,060
                                 Restaurants           assets               and $95 in notes
                                 (10 total) **                              receivable, $64
                                                                            in debt forgiveness,
                                                                            and $1,379 in liabilities

       In conjunction with the sale of the ten restaurants to SMC, SFC assigned the $380 note receivable to the brother of the majority shareholder in exchange for forgiveness of the following amounts:

        - $1,693 in debt and interest owed by SFC to the brother of the majority shareholder
        - $117 in interest owed by the Company to the brother of the majority shareholder
        - $460 in debt and interest owed by the Company to a company owned by the brother of the majority shareholder.

       The Company recorded $1,890 of capital in excess of par in connection with these transactions.

       SFC subleases the restaurant space at El Cajon and Lemon Grove to the new owners but continues to be liable for the leased restaurant space. (Note 9.) The Company has accrued $360 and $165, respectively, for management's estimate of the difference between the payments due to the lessors and the payments received from the new owners over the terms of the leases. SFC also remained liable for certain liabilities of these two restaurants which totaled $10 and $14, respectively, at March 31, 1996. The brother of the majority shareholder has personally guaranteed payment on the two leases.

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------

       At March 31, 1996, SFC owned two remaining "Heidi's restaurants", located in La Mesa and San Mateo, California. SFC closed the La
       Mesa restaurant during the year ended March 31, 1994, and the Company recorded an obligation of $126 in the March 31, 1994 financial statements to represent estimated future lease and other payments to be made related to this restaurant. At March 31, 1996 and March 31, 1995, these estimated accrued expenses totaled $59 and $92 respectively. The company plans to continue to operate its restaurant in San Mateo.

       CLOSURE OF B.B. O'BRIENS
       In July 1995, the Company closed its B.B. O'Briens sports bar. All fixed assets and goodwill related to B.B.'s were fully depreciated and amortized during the year ended March 31, 1995. At March 31, 1996, B.B.'s has net liabilities owed to unrelated third parties and former shareholders of approximately $535.

       PROFORMA FINANCIAL INFORMATION (UNAUDITED)
       The unaudited proforma results of operations of the Company reflect the sale of the eleven Shari's and two Heidi's restaurants, the closure of B.B.'s and the forgiveness of certain related party debt obligations owed to the brother of the majority shareholder as if these transactions occurred on April 1, 1995:

                                                            Proforma               Proforma
                                     Year Ended            Adjustments             Year Ended
          Description                  3/31/96       Debit             Credit     at 3/31/96
      ---------------------          -----------  -------------     ------------  -----------

       Revenues                       $ 12,367    $  10,269 (1)      $     -        $2,098
       Gain on sale of restaurants       1,460            -                -         1,460
                                      --------    ---------          -------        ------
                                        13,827       10,269                -         3,558

       Expenses and minority
        interest                        14,548            -           10,722 (2)
                                                                         270 (3)
                                             -                           231 (4)     3,325
                                      --------    ---------          --------       ------
       Net income/(loss)              $   (721)   $  10,269          $11,223        $  233
                                      --------    ---------          -------        ------
                                      --------    ---------          -------        ------

       (1) Represents revenue from the restaurants sold and from B.B.'s prior to its closure.
       (2) Represents expenses incurred to operate the eleven Shari's and two Heidi's restaurants that were sold.
       (3)   Represents expenses incurred to operate and close B.B.
             O'Briens.
       (4) Represents interest expense incurred by StratAmerica which was forgiven by the brother of the majority shareholder in connection with the sale of the restaurants as described above.

       DFC LEASE ACCRUALS
       DFC is contingently liable on five retail store leases, three of which it has subleased to former employees or current franchisees on a month-to-month basis. DFC is in technical default on two of these leases because it has not obtained written landlord approval to sublease the properties.

       LEASE ACCRUAL REVERSALS
       Prior to the year ended March 31, 1995, DFC was in default on the West Covina, Santa Monica, and Glendale leases and was sued by the landlords of these properties for payment of past rents and additional rents due under the leases. In the March 31, 1994 financial statements, DFC accrued $225 for potential losses on these leases. During the year ended March 31, 1995, DFC settled the leases and agreed to pay $50, $40, and $24, respectively, to the landlords. As a result of these settlements, DFC reversed $75 of the excess accrual in the March 31, 1995 financial statements. DFC did not reverse the remaining excess accrual of $36 due to potential losses on the Montclair lease (see below).


       During the year ended March 31, 1995, DFC defaulted on the Montclair lease and was sued by the lessor for payment of past rents. In the March 31, 1995 financial statements, DFC accrued $36 for potential losses from this lawsuit. The case was settled in May 1996 for approximately $11. As a result of the settlement, DFC reversed the remaining $25 accrual related to this matter in the fourth quarter of 1996. In connection with the settlement, the lessor agreed to allow DFC to sublease the retail space to a DFC franchisee.


       In September 1993, DFC closed its retail stores at Plaza Bonita
       and Camino Real and defaulted on the related lease payments.   In
       the March 31, 1994 financial statements, DFC accrued $150 for potential losses on these leases.

       In the two and one half years since the closure of the stores, the landlords of these retail stores have not taken any action against DFC. During the year ended March 31, 1996, the Company's management learned that after the closure of the stores, the retail space was leased to other tenants at lease rates and terms more favorable to the landlords than the lease rates and terms contained in the lease agreements with DFC.


       It is the opinion of DFC's management and legal counsel (Based solely on information provided by DFC's management) that the landlords have suffered little damage due to DFC's default on the leases, that any damages suffered will be recovered through the favorable rates and terms of the new leases, and that, given the fact that neither landlord has taken any action since the defaults, future action is unlikely. If such action is taken in the future, the Company's legal counsel is of the opinion that neither landlord will be able to prove or recover any damages caused by DFC's default on these leases. Accordingly, DFC reversed the $150 accrual during the fourth quarter of 1996.

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------


13.    Related Party Transactions

       1994 TRANSACTIONS

       EMPLOYMENT AGREEMENT WITH MAJOR SHAREHOLDER
       Effective November 1993, the Company entered into an employment agreement with the majority shareholder of the Company through November 1998. The employment agreement provides that the majority shareholder will be paid a salary of $120 per year plus an annual bonus equal to ten percent of the Company's income before taxes.

       TRANSFER OF INVENTORY TO SETTLE RELATED PARTY OBLIGATIONS
       During the year ended March 31, 1994, the Company transferred 1,000 cases of Marilyn Monroe Trading Cards with a cost basis of $100 in full satisfaction of a $250 note payable to a company owned by the children of the majority shareholder. In connection with this transaction, the Company transferred an additional 1,520 cases of Marilyn Monroe Trading Cards with a cost basis of $152 to a third party in full satisfaction of $380 of notes payable owed. The third party immediately sold the 1,520 cases to the company owned by the children of the majority shareholder. Due to the related party nature of this transaction, the Company recorded $252 of revenue and expense for the cost basis of these transactions and recorded $378 of deferred revenue. The Company will recognize the deferred revenue as income when the company owned by the children of the majority shareholder sells the cards to unrelated third parties. Through March 31, 1996, sales of trading cards to third parties have been nominal and the Company continues to defer $378.

       On March 31, 1994, the Company transferred 2,480 cases of Marilyn Monroe Trading cards with a cost basis of $248 to a Company owned by the majority shareholder in full satisfaction of $372 of related party debt. The Company recorded the $124 excess over cost as capital in excess of par value.

       During the year ended March 31, 1994, the Company transferred inventory with a cost basis of $600 to the president of DFC to settle notes payable and accrued interest totaling $600. The Company did not recognize any gain or loss on the transfer.

       TRANSFER OF NOTES RECEIVABLE TO SATISFY RELATED PARTY OBLIGATIONS During 1992, DFC sold the net assets of seven retail stores to former employees and unrelated parties for notes receivable. At March 31, 1994, DFC transferred these notes receivable with a book value of $178 to the Company, which transferred these notes to a company owned by the majority shareholder in exchange for extinguishment of related party debt of $178.

       1995 TRANSACTIONS

       OFFSET OF RELATED PARTY OBLIGATIONS
       During the year ended March 31, 1995, the Company entered into an offset agreement with the brother of the majority shareholder. Pursuant to the agreement, the Company offset notes receivable and accrued interest totaling $1,686 and $252 against notes payable and accrued interest owed by the Company to the brother of the majority shareholder totaling $1,399 and $539.

       COMPANY LAWSUIT AGAINST SUBSIDIARY
       The Company filed suit against B.B.'s in the states of Utah and California, claiming damages of $2,518 and $2,531, respectively. The Company then assigned its rights in the lawsuit to Sport, its wholly-owned subsidiary. On August 9, 1994 and September 7, 1994, Sport obtained from B.B.'s a statement and confession of judgment in Utah and a sister state judgment in California for these amounts.

       OTHER
       During the year ended March 31, 1995, DFC purchased inventory from a related party totaling $19.

       1996 TRANSACTIONS

       REAL ESTATE FORECLOSURE
       On March 29, 1991, a company owned by the brother of the majority shareholder purchased real estate from the Company for a note receivable of $1,425 and the assumption of notes payable totaling $1,300. The transaction was at book value and did not result in a gain or loss. Because the Company was still the primary obligor on the notes payable to the lending institution, the note receivable from the company owned by the brother of the majority shareholder and the notes payable to the bank were recorded in the financial statements through March 31, 1995. In October 1995, the bank foreclosed on the real estate in full satisfaction of all outstanding obligations resulting in the note receivable and the note payable being offset in the March 31, 1996 financial statements.


       RELATED PARTY OBLIGATIONS CONVERTED TO COMMON STOCK
       In March 1996, the Company transferred approximately $116 of liabilities and interest payable to a company owned by the majority shareholder. The Company also converted $270,000 in notes and interest payable to this company in exchange for 1,500,000 common shares of the Company. The $.18 conversion price, approximated the fair value of the shares on the date of the conversion.


       In March 1996, the Company converted $997 in debt owed to a partnership controlled by the majority shareholder in exchange for 5,769,220 shares of the Company's common stock. The $.17 conversion price approximated the fair value of the shares on the date of the conversion.

       RELATED PARTY DEBT FORGIVENESS
       In connection with the sale of the Shari's restaurants in March 1996, as more fully described in Note 12, the Company assigned to the brother of the majority shareholder $380 of the notes receivable from SMC in exchange for forgiveness of $2,270 of obligations owed to the brother of the majority shareholder. The Company recorded $1,890 of capital in excess of par value in connection with this transaction.

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------

       RELATED PARTY BORROWINGS
       During the year ended March 31, 1996, the Company borrowed $150 from a company owned by the brother of the majority shareholder. Shortly thereafter, the brother of the majority shareholder assigned his interest in the note to an unrelated third party. The note is included in long-term debt in the March 31, 1996 financial statements.

       During the year ended March 31, 1996, the Company borrowed $34 from a company owned by the majority shareholder's children and used the funds to pay liabilities owed to Sports Time.

       OTHER
       At March 31, 1996, the Company has various other notes payable to related parties as described in Notes 6 and 7.

14.    DFC Franchise Information

       DFC Franchise activity is summarized as follows:

                                            Year ended March 31,
                                       -----------------------------
                                         1996       1995      1994
                                       -----------------------------
       Sold during the year                6         4         7
       Opened during the year              2         4         7
       Closed during the year              2         1         6
       In operation at year end           19        19        16
       Under development at year end       5         3         3

15.    Business Segment Information

       The Company's business is currently operating in two segments: food service and sports related sales and franchising.

       Summarized financial information concerning these industry segments for the three years ended March 31, 1996 is provided below:

                                                        Sports
                                             Food      Related
       March 31, 1996                       Service      Sales    Corporate  Consolidated
       --------------                      ---------   --------   ---------  ------------
       Revenues - unaffiliated  customers  $  12,884   $   880    $   63       $13,827
       Loss from continuing operations            71       146      (938)         (721)
       Identifiable assets                       619       270        23           912
       Depreciation,  amortization
         expense                                 577        25         6           608
       Acquisition of property and
         equipment                                53         -         -            53

                                                        Sports
                                             Food      Related
       March 31, 1996                       Service      Sales    Corporate  Consolidated
       --------------                      ---------   --------   ---------  ------------
       Revenues - unaffiliated customers   $  13,238   $ 1,095    $   152      $14,485
       Loss from continuing  operations       (1,533)      304       (868)      (2,097)
       Identifiable assets                     2,229       250        512        2,991
       Depreciation, amortization
         expense                                 906        38          6          950
       Acquisition of property and
         equipment                                41        10         26           77

                                                        Sports
                                             Food      Related
       March 31, 1996                       Service      Sales    Corporate  Consolidated
       --------------                      ---------   --------   ---------  ------------
       Revenues - unaffiliated customers   $  13,791   $ 1,782    $   390      $15,963
       Loss from continuing operations        (1,136)   (1,221)    (1,041)      (3,398)
       Identifiable assets                     2,854       140      3,001        5,995
       Depreciation, amortization
         expense                                 770       576          6        1,352
       Acquisition of property and
         equipment                               513        28          4          545


16.    Contingencies and Commitments

       DREAMS, INC.
       In connection with an employment agreement, as discussed in Note 13, if the Company terminates the majority shareholder's employment other than for cause, or if the majority shareholder dies or becomes disabled, the Company is obligated to pay the majority shareholder or his successor a payment equal to twenty-four month's salary and bonuses. If the majority shareholder is discharged due to a change in control, the Company is obligated to pay the majority shareholder all salary and bonuses due through December 1, 1998 or twenty-four month's salary and bonuses, whichever is greater.

       The Company is in technical default on certain retail store leases related to retail store locations sold to former employees and unrelated parties because the Company has not obtained written landlord approval for these subleases as described in Notes 9 and 12.

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------



       In January 1996 a lawsuit was filed against B.B.'s, a B.B.'s employee and the President of the Company alleging damages for negligence, assault and battery, as well as other damages caused by a B.B.'s employee. The case has been tendered to the company's insurance carrier who will provide a defense for most of the claims. The plaintiffs have requested that the damages be specified by the courts. Because no estimate of potential losses for this lawsuit can be made, no provision for this contingency has been made in the March 31, 1996 financial statements.


       SHARI'S FRANCHISE CORPORATION
       SFC is contingently liable under certain building operating leases with restaurant operations sold by SFC, prior to the Company's acquisition. These leases have been assigned to the new owners (see Note 9).

       SFC is a party to a service agreement with SMC, for accounting, operational, and marketing services for its one remaining "Heidi's" restaurant. The agreement which applied to all SFC restaurants prior to the sale, expires March 28, 2001, and requires SFC to pay $1 per accounting period per restaurant to SMC. The agreement can also be terminated at the end of any one year period by written notice 120 days prior to the end of such one year period. Total paid to SMC pursuant to the agreement for the years ended March 31, 1996, 1995 and 1994 was $176, $185 and $196.

       Prior to the sale of the "Shari's" restaurants described above, SFC paid a license fee to SMC for the use of the Shari's trade name. During the years ended March 31, 1995, and 1994, SFC paid continuing licensing fees of $244 and $238. In accordance with the agreement to sell the Shari's restaurants, all license fees for 1996 were suspended and not required to be paid. Therefore, license fees have not been recorded in the 1996 statement of operations. Had the Company recorded the license fees, there would have been a $225 charge for license fees with a corresponding increase to gain on sale of restaurants.


       DREAMS FRANCHISE CORPORATION
       DFC licenses the right to use the proprietary name Field of Dreams-TM- from Merchandising Corporation of America (MCA). Pursuant to the license agreement, DFC pays MCA one percent of each company-owned store's gross sales, with a minimum annual royalty of $2.5 per store. DFC pays royalties of $5 for each new franchised store opened and one percent of each franchised store's annual gross sales. At March 31, 1996, DFC had 19 stores owned by franchisees and had no company-owned stores.


       Effective June 1, 1991, DFC has the right to use and display the Field of Dreams-TM- service mark in company-owned or franchised retail stores located in the United States. It also provides for the non-exclusive right to affix the Field of Dreams-TM- trademark to approved licensed articles for resale. DFC also has certain rights of first refusal related to the use of the service mark outside the United States. With the exception of the right to transfer this licensing agreement to the Company or to a newly incorporated majority-owned subsidiary of the Company within a six month period, these licensing rights are non-transferable and non-assignable.

       DFC may be precluded from offering franchises in certain states where MCA may be deemed to be a franchisor under the laws of the applicable states. Accordingly, before offering franchises in said states, DFC shall notify MCA of its intent, and MCA must conclude that it will not be deemed a franchisor in those states, or the right to sell franchises may be withheld.

       The initial term of the agreement expires December 31, 2000, but may be renewed for additional five year terms, provided that DFC is in compliance with all aspects of the agreement. If DFC fails to comply with the license requirements of the agreement, either during the initial term or during an option term, the agreement may be terminated by MCA. Termination of the license agreement would eliminate DFC's right to use the Field of Dreams-TM-servicemark.

       DFC is required to indemnify MCA for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions of DFC. DFC is required to maintain insurance coverage of $3,000 per single incident. The coverage must name MCA as an insured party. At March 31, 1996, DFC had the required insurance coverage.

       The Company has entered into a continuing guarantee agreement with MCA, whereby it has guaranteed the full and prompt payment to MCA of all amounts due under this agreement. During the years ended March 31, 1996, 1995 and 1994, royalty expense under this agreement totaled $89, $77, and $74.

17.    Significant 4th Quarter Adjustments

       During the fourth quarter of the year ended March 31, 1996, SFC recorded accruals for operating lease liabilities at the El Cajon and Lemon Grove restaurants. These accruals resulted in a charge to fourth quarter earnings of $525. See Note 12.

       During the fourth quarter of the year ended March 31, 1996, DFC reversed accruals for losses from operating lease defaults at Montclair, Plaza Bonita, and Camino Real of $25, $75, and $75, respectively. See Note 12.


       The Company recorded a charge against fourth quarter earnings of $153 for compensation expense related to stock issued to the President of the Company. See Note 11.


18.    Subsequent Event

       In June of 1996 the landlord of a DFC store previously closed notified DFC and the Company that DFC was in violation of its August 1994 settlement agreement. This $50 settlement agreement related to DFC's default on the lease of retail space in West Covina, California, and requires DFC to make monthly payments to the lessor until the $50 is paid. (Note 12.) At March 31, 1996 DFC owed approximately $21 under the agreement, all of which would be paid during fiscal 1997.

       According to the notification, DFC had been in arrear's on one month's payment since the inception of the settlement agreement. Under the terms of the settlement agreement and the related Stipulation for Entry of Judgment, the landlord has the right to demand payment of $310, in addition to the remaining amount owed under the settlement agreement, if DFC does not make timely payments.

DREAMS, INC.
(formerly StratAmerica Corporation)
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share amounts)
- ------------------------------------------------------------------------------


       Upon receipt of this notification, DFC promptly cured the default but could not obtain a letter of default waiver from the landlord. The landlord did, however, assert that it is unlikely that it will demand payment of the $310. Because of the landlord's verbal assertion, DFC's prompt cure of the default, and the fact that only $21 remains to be paid, the Company considers the possibility that the landlord will demand payment to be remote. No provision for this contingency has been made in the March 31, 1996 financial statements.