Form 10QSB
period 1996-06-30
DREAMS INC
filed 1996-08-19
CIK 810829

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                      QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                      June 30, 1996
                ---------------------------------------------------------------

Commission file number                      0-15399
                      ---------------------------------------------------------

                                       Dreams, Inc.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Utah                                     87-0368170
- -------------------------------------      -------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    identification No.)

  42-620 Caroline Court, Palm Desert, California        92211
- ---------------------------------------------------   ---------
     (Address of principal executive offices)         (Zip Code)

                                    (619) 776-1010
- --------------------------------------------------------------------------------
                 (Registrant's Telephone Number, including area code)

                               StratAmerica Corporation
- --------------------------------------------------------------------------------
                        Former Address from Previous Form 10-Q

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

    24,000,000 Common Shares, $0.05 par value, were issued and outstanding as of August 15, 1996.

    Transitional Small Business Disclosure Format.
                             Yes     No  X
                                 ---    ---

ITEM 1 - FINANCIAL STATEMENTS

                                  DREAMS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (unaudited)

                                                        June 30,   March 31,
                                                          1996       1996
                                                         --------   --------
      ASSETS

Current assets:
      Cash                                              $      28    $   367
      Restricted cash                                           -         30
      Trade accounts receivable                                35         45
      Current portion of notes receivable                      13         13
      Inventories                                              90        109
      Prepaid expenses                                        111         85
                                                         --------   ---------

        Total current assets                                  277        649

Notes receivable                                              165        166
Property and equipment, net                                    78         86
Other assets                                                   10         11
                                                         --------   ---------

                                                          $   530    $   912
                                                         --------   ---------
                                                         --------   ---------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                    $   433    $   449
      Accrued liabilities                                   1,825      1,954
      Current portion of long-term debt and
       capital lease obligations                              200        211
      Notes payable                                           656        697
      Payable to restricted cash                              168         75
      Deferred franchise fees                                  -          25
                                                          --------   --------

        Total current liabilities                           3,282      3,411

Long-term debt and capital lease obliga-
 tions, less current portion                                  209        294
Accumulated losses in excess of investment
 in unconsolidated subsidiary                                 121        121
Deferred revenue                                              378        378
Minority interest in consolidated subsidiary                  357        357
                                                         --------   ---------
                                                            4,347      4,561
                                                         --------   ---------
Shareholders' equity:
      Common stock, $.05 par value -
       authorized 50,000,000 shares;
       24,000,000 shares issued and outstanding             1,200      1,200
      Capital in excess of par value                       11,707     11,667
      Deferred compensation                                  (535)      (550)
      Accumulated deficit                                 (16,189)   (15,966)
                                                         --------   ---------

                                                           (3,817)    (3,649)
                                                         --------   ---------

                                                          $   530    $   912
                                                         --------   ---------
                                                         --------   ---------


                 See notes to consolidated financial statements.

                                  DREAMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in Thousands, except per share amounts)
                                   (unaudited)

                                                          Three Months Ended
                                                         --------------------
                                                                June 30,
                                                         --------------------
                                                            1996       1995
                                                         --------   ---------
Revenues:
      Restaurant                                          $   249    $ 2,804
      Retail                                                   68        101
      Franchise fees and royalties                            114        112
      Other                                                     4          1
      Interest                                                  1         24
                                                         --------   ---------

                                                              436      3,042
                                                         --------   ---------
Expenses:
      Restaurant cost of sales,
       excluding depreciation                                 163      1,929
      Restaurant rent                                          33        324
      Other restaurant occupancy
       and operating expense                                   45        539
      Retail cost of sales                                     48         78
      Retail operating expense                                 86         74
      General and administrative
       expense                                                248        332
      Depreciation and amortization                             8        144
      Interest                                                 28        121
                                                         --------   ---------

                                                              659      3,541
                                                         --------   ---------

Net loss                                                  $  (223)   $  (499)
                                                         --------   ---------
                                                         --------   ---------

Net loss per share                                        $ (0.01)   $ (0.05)
                                                         --------   ---------
                                                         --------   ---------

                   See notes to consolidated financial statements.

                                  DREAMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                         --------------------
                                                                June 30,
                                                         --------------------
                                                            1996       1995
                                                         ---------   --------
Cash flows from operating activities:
      Cash received from customers                        $   538    $ 2,959
      Cash paid to suppliers and employees                   (786)    (2,892)
      Interest received                                         1          1
      Interest paid                                           (26)      (382)
                                                         --------   ---------

      Net cash used in operating
       activities                                            (273)      (314)
                                                         --------   ---------
Cash flows from investing activities:
      Purchase of property and equipment                       -          (5)
      Other                                                     1         (3)
                                                         --------   ---------

        Net cash (used in) provided by
         investing activities                                   1         (8)
                                                         --------   ---------
Cash flows from financing activities:
      Principal payments on notes payable, long-
       term debt and capital lease obligation                 (97)       (80)
      Proceeds from borrowings                                 -         136
                                                         --------   ---------
      Net cash (used in) provided by
       financing activities                                   (97)        56
                                                         --------   ---------
Net increase (decrease) in cash                              (369)      (266)
Cash and restricted cash at the beginning
      of period                                               397        272
                                                         --------   ---------
Cash and restricted cash at end of period                 $    28    $     6
                                                         --------   ---------
                                                         --------   ---------



                                   (continued)

                 See notes to consolidated financial statements.

                                  DREAMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                                   (continued)

                                                           Three Months Ended
                                                         ---------------------
                                                                June 30,
                                                         --------------------
                                                            1996       1995
                                                         --------   ---------
Net loss                                                  $  (223)   $  (499)
      Adjustments to reconcile net loss
       to net cash used by operating
       activities:
      Depreciation and amortization                             8        144

      Change in assets and liabilities:
      Increase (decrease) in receivables                       10        (25)
      Increase in other receivables                            -         (23)
      Increase (decrease) in inventories                       19         (4)
      Increase in prepaid expenses                            (26)       (77)
      Increase (decrease) in accounts payable
       and accrued liabilities                               (145)       195
      Change in deferred revenue,
       deposits and other                                      84        (25)
                                                         --------   ---------

      Net cash used in operating activities                $ (273)   $  (314)
                                                         --------   ---------
                                                         --------   ---------

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None.

                 See notes to consolidated financial statements.

                                  DREAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS:

Information as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 is unaudited. The information in the unaudited financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements so as not to be misleading. These adjustments are of a normal recurring nature. These financial statements are prepared in accordance with the requirements of Form 10-Q and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing.
Any required information omitted is either insignificant or is not applicable.


NOTE 2 - LOSS PER SHARE:

Loss per share amounts are based on the weighted average shares outstanding of 24,000,000 for the three months ended June 30, 1996 and 10,000,000 for the three months ended June 30, 1995.


NOTE 3 - INVENTORY:

Inventory consists primarily of food and beverage inventories sold through its restaurant and sports memorabilia sold through its wholly owned subsidiary Dreams Franchise Corporation.


NOTE 4 - COMMITMENTS AND CONTINGENCIES:

The Company has guaranteed five store lease obligations of third party and former employee franchisees of Dreams Franchise Corporation, which are in default at June 30, 1996 because the Company has not obtained written landlord approval for these subleases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During the three months ended June 30, 1996, total revenue decreased $2,606,000, when compared to the three months ended June 30, 1995, due primarily to the decrease in restaurant revenue of $2,555,000. Restaurant revenue decreased during the three months ended June 30, 1996 when compared to the three month period ended June 30, 1995 due to the sale or closure of all the Company's restaurants during February and March 1996, except the single Heidi's restaurant located in San Mateo, California.

Total expenses for the three months ended June 30, 1996 decreased $2,882,000 when compared to the three months ended June 30, 1995 due primarily to the sale or closure of all but one restaurant location. Restaurant cost of sales as a percentage of restaurant revenue decreased by 4 percent during the three months ended June 30, 1996 when compared to the same three month period in 1995, due to the fact that unprofitable restaurants were sold or closed during February and March 1996. Retail cost of sales as a percentage of retail revenue decreased by 6 percent for the three months ended June 30, 1996 when compared to the three months ended June 30, 1995 due to improved profitability on products sold. Retail operating expenses have increased by $12,000 during 1996 when compared to 1995 due to increased franchise advertising and promotion.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company has a working capital deficit of $3,005,000 compared to a working capital deficit at March 31, 1996 of $2,775,000. The increase in the working capital deficit was due primarily to the loss for the three month period ended June 30, 1996. However, during the three month period ended June 30, 1996, the Company managed to decrease the loss from operations by $276,000 when compared to the three months ended June 30, 1995, due primarily to the sale or closure of restaurant locations as discussed above and the reduction of interest and overhead.

Management is hopeful that the Company can continue to reduce costs and that the Company will be successful in furthering the business growth of Dreams Franchise Corporation (DFC). During the three month period ended June 30, 1996, several new franchisees made initial franchise payments to DFC. These franchises are expected to open store locations during the next 4 to 6 months. Despite the improvement in DFC franchise sales, the Company will still require significant capital resources during the remainder of fiscal year 1997. Management is unable to predict what additional financing will be available, either from related or other parties, in the future. The failure of the Company to meet any of these objectives could have a significant negative impact on the liquidity and capital resources of the Company.

Management does not believe that the effects of inflation and changing prices will have a significant effect on the Company.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

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

                                            SIGNATURES:

                                            Dreams, Inc.



- ----------------------------                -----------------------------------
    Date                                    President
                                            Sam D. Battistone



- ----------------------------                -----------------------------------
    Date                                    Principal Financial Officer
                                            Dale E. Larsson