Form 10QSB
period 1999-09-30
DREAMS INC
filed 1999-11-10
CIK 810829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934
            For the quarterly period ended September 30, 1999
                                                   ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                         Commission file number 0-15399

                                  DREAMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       UTAH                                          87-0368170
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                        5009 HIATUS ROAD, SUNRISE FL 33351
        -----------------------------------------------------------------
                      (Address of principal executive offices)

                               ( 954 ) 742 - 8544
        -----------------------------------------------------------------
                           (Issuer's telephone number)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   40,148,500
------------------

Transitional Small Business Disclosure Format (Check One):  Yes  [  ]  No  [ x ]

                                  DREAMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements.                                                                 1

                           Condensed Consolidated Balance Sheet at September 30, 1999                            1

                           Condensed Consolidated Statements of Income for the three and six
                           month periods ended September 30, 1999 and 1998                                       2

                           Condensed Consolidated Statements of Cash Flows for the six
                           month periods ended September 30, 1999 and 1998                                       3

                           Notes to Condensed Consolidated Financial Statements                                  4

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.                                                            6

PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                                     10

SIGNATURE                                                                                                       11

EXHIBIT INDEX                                                                                                   12

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
AS OF SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

       ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                                 $       251
       Restricted cash                                                                                    36
       Accounts receivable, net                                                                        1,070
       Inventories                                                                                     3,205
       Prepaid expenses and deposits                                                                     144
                                                                                                 -----------
            Total current assets                                                                       4,706

PROPERTY AND EQUIPMENT, NET                                                                              178

INTANGIBLE ASSETS, NET                                                                                 2,705

OTHER ASSETS, NET                                                                                        644
                                                                                                 -----------

TOTAL ASSETS                                                                                     $     8,233
                                                                                                 ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                           $      604
       Accrued liabilities                                                                               678
       Deferred franchise fees                                                                            75
                                                                                                 -----------
            Total current liabilities                                                                  1,357

LONG-TERM DEBT, LESS CURRENT PORTION                                                                   3,443

DETACHABLE STOCK WARRANTS                                                                                300
                                                                                                 -----------

TOTAL LIABILITIES                                                                                      5,100
                                                                                                 -----------

COMMITMENTS AND CONTINGENCIES                                                                              -

STOCKHOLDERS' EQUITY:
       Common stock, $0.00 par value; authorized 100,000,000
          shares; 40,148,500 shares issued and outstanding                                            18,084
       Additional paid-in-capital                                                                          -
       Accumulated deficit                                                                           (14,951)
                                                                                                 -----------
            Total stockholders' equity                                                                 3,133
                                                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $     8,233
                                                                                                 ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                   For the three months ended:     For the six months ended:
                                                                   September 30, September 30,    September 30,  September 30,
                                                                       1999          1998             1999            1998
                                                                       ----          ----             ----            ----
REVENUES                                                            $    2,639    $      234       $    5,515      $      460
                                                                    ----------    ----------       ----------      ----------

EXPENSES:
      Cost of sales                                                      1,604             2            3,168               7
      Operating expenses                                                   136           106              365             235
      General and administrative expenses                                  561           291            1,110             521
      Depreciation and amortization                                         69            (1)             135               1
                                                                    ----------    ----------       ----------      ----------
           Total expenses                                                2,370           398            4,778             764
                                                                    ----------    ----------       ----------      ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES         269          (164)             737            (304)
                                                                    ----------    ----------       ----------      ----------

Interest, net                                                              132            22              273              74
                                                                    ----------    ----------       ----------      ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME
TAXES                                                                      137          (186)             464            (378)

Current tax expense                                                         25            --               50              --
Deferred tax expense                                                        --            --               --              --
                                                                    ----------    ----------       ----------      ----------

NET INCOME (LOSS)                                                   $      112    $     (186)      $      414      $     (378)
                                                                    ==========    ==========       ==========      ==========

EARNINGS PER SHARE:

      BASIC:           Income from continuing operations             $    0.00     $   (0.01)       $    0.01      $    (0.02)
                                                                    ==========    ==========       ==========      ==========
                       Net income                                    $    0.00     $   (0.01)       $    0.01      $    (0.02)
                                                                    ==========    ==========       ==========      ==========

                       Weighted average shares outstanding          40,148,500    16,500,000       40,148,500      16,500,000
                                                                    ==========    ==========       ==========      ==========

      DILUTED:         Income from continuing operations             $    0.00     $   (0.01)       $    0.01      $    (0.02)
                                                                    ==========    ==========       ==========      ==========
                       Net income                                    $    0.00     $   (0.01)       $    0.01      $    (0.02)
                                                                    ==========    ==========       ==========      ==========
                       Weighted average shares outstanding          40,148,500    15,398,630       40,148,500      15,398,630
                                                                    ==========    ==========       ==========      ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                                             SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         1999               1998
                                                                                         ----               ----
NET CASH USED IN OPERATING ACTIVITIES                                                   $  (149)          $   (262)
                                                                                        -------           --------

      Cash flows from investing activities:
          Release of restricted cash as part of Mounted Memories purchase                  (325)                 -
          Purchase of property and equipment                                                (79)                (1)
                                                                                        -------           --------
NET CASH USED IN INVESTING ACTIVITIES                                                      (404)                (1)
                                                                                        -------           --------

      Cash flows from financing activities:
          Proceeds from notes payable                                                         -                274
          Payments on notes payable                                                           -                 (2)
          Financing costs capitalized                                                         -                (95)
                                                                                        -------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     -                177
                                                                                        -------           --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH                                 (553)               (86)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD                           840                 89
                                                                                        -------           --------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD                             $   287           $      3
                                                                                        =======           ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

1.   MANAGEMENT'S REPRESENTATIONS

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Registration Statement filed with the SEC on Form 10-SB, for the fiscal year ended March 31, 1999.

     The accompanying condensed consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Dreams, Inc. (the "Company") operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Entertainment, Inc. ("DEI") and Dreams Products, Inc. ("DPI"), wholly-owned subsidiaries of DFC. DFC is in the business of selling Field of Dreams-Registered Trademark- retail store franchises and generates revenues through the sale of those franchises and continuing royalties. DEI was incorporated in fiscal 1999 and has been inactive since inception. DPI is a wholesaler of sports memorabilia products and acrylic cases. DPI pays an annual fee to the National Football League which officially licenses DPI's football memorabilia products.

     BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Estimates are used when accounting for uncollectable accounts receivable, inventory obsolescence, depreciation, taxes, contingencies, among others. Actual results could differ from those estimated by management and changes in such estimates may affect amounts reported in future periods.

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

3.   CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities.

     Franchisee receivables subject the Company to credit risk. The Company's franchisee receivables are derived primarily from royalties on franchisee sales, sales of merchandise to franchisees and the reimbursement of various costs incurred on behalf of franchisees.

     Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectable accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at September 30, 1999 of approximately $188. The Company believes any credit risk beyond this amount would be negligible.

4.   INVENTORIES

     The components of inventories as of September 30, 1999 are as follows:

        Memorabilia products             $ 2,574
        Licensed products                    416
        Acrylic cases and raw materials      290
                                         -------
                                           3,280
        Less reserve for obsolescence        (75)
                                         -------
                                         $ 3,205
                                         -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Dreams, Inc. operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is a franchisor of Field of Dreams-Registered Trademark- retail units which sell sports and celebrity memorabilia products. DFC licenses the right to use the proprietary name Field of Dreams-Registered Trademark- from Universal Studios Licensing, Inc. ("USL"), formerly known as Universal Merchandising, Inc. As of September 30, 1999, there were 36 Field of Dreams-Registered
Trademark- franchises operating in 20 states and in the District of Columbia.

         DPI is a wholesaler of sports memorabilia products and acrylic cases. It sells to a wide customer base, which includes internet companies, traditional catalog companies and other retailers of sports and celebrity memorabilia products, including Field of Dreams-Registered Trademark-. Approximately, ten percent of DPI's revenues are generated through sales to Field of Dreams-Registered Trademark- franchises. DPI is licensed by the National Football League and Major League Baseball as a distributor of autographed products. DEI was incorporated in fiscal 1999 and has been inactive since its inception.

         The Company believes that the factors that will drive the future growth of its business will be the opening of new franchised units and, to some extent, capitalizing on its relationships with certain entities, such as the National Football League, Major League Baseball and Universal Studios, and with certain well-known athletes, as those relationships and agreements will allow. The Company plans to open approximately ten franchised units each of the next three fiscal years. There can be no assurance, however, that any such franchised units will open or that they will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         REVENUES. Total revenues increased $2.4 million from $234 in second quarter of fiscal 1999 to $2.6 million in the second quarter of fiscal 2000. The increase relates directly to the November 1988 acquisition of Mounted Memories, Inc. ("MMI") ($2.3 million of the increase).

         COSTS AND EXPENSES. The Company's fiscal 2000 second quarter cost of sales of $1.6 million represent MMI's cost of sales. Fiscal 1999 second quarter cost of sales represent costs associated with the sale of miscellaneous retail items sold by the Company, which were phased out during fiscal 1999. Operating expenses increased 28.3% from $106 in the second three months of fiscal 1999 to $136 in the second three months of fiscal 2000, due primarily to the acquisition of MMI ($106 of the increase) offset by savings realized by DFC through consolidating its company headquarters with MMI's during the first quarter of fiscal 2000.

         General and administrative expenses increased 92.8% from $291 in the second three months of fiscal 1999 to $561 in the second three months of fiscal 2000, due primarily to the acquisition of MMI ($389 of the increase) offset by savings realized by DFC through consolidation of its company headquarters with MMI's during the first quarter of fiscal 2000. Depreciation and amortization increased from $(1) in second quarter of fiscal 1999 to $69 in second quarter of fiscal 2000 due to amortization of goodwill and debt issuance costs associated with the November 1998 acquisition of MMI ($59 of the increase).

         INTEREST EXPENSE, NET. Net interest expense increased from $22 in the second quarter of fiscal 1999 to $132 in the second quarter of fiscal 2000, due primarily to interest charges associated with the $3.0 million note issued by the Company in November 1998 offset by elimination of debt after the second quarter of fiscal 1999.

         PROVISION FOR INCOME TAXES. At September 30, 1999, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 1999. However, a provision for state income taxes was provided for in the second quarter of fiscal 2000 for applicable taxes.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Total revenues increased $5.1 million from $460 in the first six months of fiscal 1999 to $5.5 million in the first six months of fiscal 2000. The increase relates directly to the November 1988 acquisition of Mounted Memories, Inc. ("MMI") ($4.9 million of the increase).

         COSTS AND EXPENSES. The Company's cost of sales for the first six months of fiscal 2000 of $3.2 million represent MMI's cost of sales. Cost of sales for the same period in the prior year represent costs associated with the sale of miscellaneous retail items sold by the Company, which were phased out during fiscal 1999. Operating expenses increased 55.3% from $235 in the first six months of fiscal 1999 to $365 in the first six months of fiscal 2000, due primarily to the acquisition of MMI ($251 of the increase) offset by savings realized by DFC through consolidating its company headquarters with MMI's during the first quarter of fiscal 2000.

         General and administrative expenses increased 113.1% from $521 in the first six months of fiscal 1999 to $1.1 million in the first six months of fiscal 2000, due primarily to the acquisition of MMI ($797 of the increase) offset by savings realized by DFC through consolidation of its company headquarters with MMI's during the first quarter of fiscal 2000.

Depreciation and amortization increased from $1 in first six months of fiscal 1999 to $135 in the first six months of fiscal 2000 due to amortization of goodwill and debt issuance costs associated with the November 1998 acquisition of MMI ($115 of the increase).

         INTEREST EXPENSE, NET. Net interest expense increased from $74 in the first six months of fiscal 1999 to $273 in the first six months of fiscal 2000, due primarily to interest charges associated with the $3.0 million note issued by the Company in November 1998 offset by elimination of debt after the second quarter of fiscal 1999.

         PROVISION FOR INCOME TAXES. At September 30, 1999, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 1999. However, a provision for state income taxes was provided for in the second quarter of fiscal 2000 for applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's cash are net cash flows from operating activities and short-term vendor financing. Currently, the Company does not have available any established lines of credit with banking facilities.

         The Company's cash and cash equivalents were $251 as of September 30, 1999 compared with $3 as of September 30, 1998. During the three months ended September 30, 1999, consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $502 to $337 from a loss of ($165) for the three months ended September 30, 1998. The increase directly relates to DPI's acquisition of MMI in November 1998, which provided $256, or 75.9%, of the Company's second quarter fiscal 2000 EBITDA.

         The Company presently does not operate or own any Field of Dreams-Registered Trademark- units, and does not plan to own any in the future. It will continue to sell franchised units to prospective and current third-party franchisees. Additionally, there are no major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations or other demands or commitments for which payments become due after the next 12 months.

         The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and its long-term debt obligations require interest-only payments totaling $39 per month. The Company's management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

YEAR 2000 READINESS

         The year 2000 issue pertains to computer programs that were written using two digits rather that four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize the year "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations.

         During fiscal years 1998 and 1999, Registrant replaced its accounting software package with the latest available version that purported to be "Y2K compliant". Registrant uses only the modules within its accounting software package to run its operations. The only other software utilized are modules within the most current version of Microsoft Office, which proclaims that all of its software is "Y2K compliant". Registrant's server operates using Microsoft NT software which proclaims to be "Y2K compliant". All hardware utilized for Registrant's local area network has been purchased during fiscal 1998 and 1999. The total cost for all hardware and software programs purchased to help ensure year 2000 readiness approximated $35,000. Registrant is not aware of any difficulties that will arise from customers or vendors who have not updated their software to be year 2000 compliant. However, there can be no guarantee that the Company will not encounter unexpected year 2000 compliance problems that will adversely affect its operations.

PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 attached.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DREAMS, INC.

Date November 10,1999                  /s/
    --------------------               -----------------------------------
                                       Mark Viner, Chief Financial Officer