Form 10QSB
period 1999-12-31
DREAMS INC
filed 2000-02-14
CIK 810829

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999


/ /  TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT
          For the transition period from ___________ to ___________


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

                              (954) 742 - 8544
       -----------------------------------------------------------------
                         (Issuer's telephone number)



       -----------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    40,148,500

Transitional Small Business Disclosure Format (Check One):  Yes / /  No /X/

                                 DREAMS, INC.
                              TABLE OF CONTENTS
                                  Form 10-QSB
                    For the Quarter Ended December 31, 1999

PART I -- FINANCIAL INFORMATION

    Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheet at December 31, 1999

             Condensed Consolidated Statements of Income for the three and nine month periods ended December 31, 1999 and 1998

             Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1999 and 1998

             Notes to Condensed ConsolidatedFinancial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II -- OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX


DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
AS OF DECEMBER 31, 1999
(DOLLARS IN THOUSANDS, EXCEPT EARNING PER SHARE AMOUNTS)

                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $    696
  Restricted cash                                                     36
  Accounts receivable, net                                         1,413
  Inventories                                                      3,747
  Prepaid expenses and deposits                                      106
                                                                --------
    Total current assets                                           5,998

PROPERTY AND EQUIPMENT, NET                                          186

INTANGIBLE ASSETS, NET                                             2,670

OTHER ASSETS, NET                                                    604
                                                                --------
TOTAL ASSETS                                                    $  9,458
                                                                ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $  1,060
  Accrued liabilities                                              1,003
  Deferred franchise fees                                             85
                                                                --------
    Total current liabilities                                      2,148

LONG-TERM DEBT, LESS CURRENT PORTION                               3,443

DETACHABLE STOCK WARRANTS                                            300
                                                                --------
TOTAL LIABILITIES                                                  5,891
                                                                --------
COMMITMENTS AND CONTINGENCIES                                          -

STOCKHOLDERS' EQUITY:
  Common stock, $0.00 par value; authorized 100,000,000
    shares; 40,148,500 shares issued and outstanding              18,084
  Additional paid-in-capital                                           -
  Accumulated deficit                                            (14,517)
                                                                --------
    Total stockholders' equity                                     3,567
                                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  9,458
                                                                ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                 For the three months ended:        For the nine months ended:
                                                                December 31,     December 31,     December 31,     December 31,
                                                                   1999             1998             1999             1998
                                                                ------------     ------------     ------------     ------------
REVENUES                                                        $      4,051     $      2,776     $      9,566     $      3,236

EXPENSES:
  Cost of sales                                                        2,276            1,187            5,444            1,194
  Operating expenses                                                     404              395              769              630
  General and administrative expenses                                    635              715            1,745            1,236
  Depreciation and amortization                                           69               53              204               54
                                                                ------------     ------------     ------------     ------------
    Total expenses                                                     3,384            2,350            8,162            3,114
                                                                ------------     ------------     ------------     ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES              667              426            1,404              122
                                                                ------------     ------------     ------------     ------------
Interest, net                                                            133              112              406              186
                                                                ------------     ------------     ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                                                       534              314              998              (64)

Current tax expense                                                      100                -              150                -
Deferred tax expense                                                       -                -                -                -
                                                                ------------     ------------     ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 434              314              848              (64)

DISCONTINUED OPERATIONS:
  Gain on disposal of restaurant segment                                   -              268                -              268
                                                                ------------     ------------     ------------     ------------
INCOME FROM DISCONTINUED OPERATIONS                                        -              268                -              268
                                                                ------------     ------------     ------------     ------------
NET INCOME                                                      $        434     $        582     $        848     $        204
                                                                ------------     ------------     ------------     ------------
EARNINGS PER SHARE:

  BASIC:   Income from continuing operations                    $       0.01     $       0.01     $       0.02     $       0.00
                                                                ============     ============     ============     ============
           Net income                                           $       0.01     $       0.01     $       0.02     $       0.00
                                                                ============     ============     ============     ============
           Weighted average shares outstanding                    40,148,500       32,179,984       40,148,500       21,803,524
                                                                ============     ============     ============     ============

  DILUTED: Income from continuing operations                    $       0.01     $       0.01     $       0.02     $       0.00
                                                                ============     ============     ============     ============
           Net income                                           $       0.01     $       0.01     $       0.02     $       0.00
                                                                ============     ============     ============     ============
           Weighted average shares outstanding                    40,148,500       32,179,984       40,148,500       21,803,524
                                                                ============     ============     ============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                Nine Months Ended
                                                                  December 31,
                                                                 1999      1998
                                                                ------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  314    $    13
                                                                ------    -------
  Cash flows from investing activities:
    Purchase of Mounted Memories, Inc., net of cash acquired         -     (2,218)
    Release of restricted cash as part of Mounted
      Memories purchase                                           (325)         -
    Purchase of property and equipment                             (97)       (13)
                                                                ------    -------
NET CASH USED IN INVESTING ACTIVITIES                             (422)    (2,231)
                                                                ------    -------
  Cash flows from financing activities:
    Proceeds from notes payable                                      -        591
    Proceeds from long-term debt                                     -      3,000
    Payments on notes payable                                        -       (450)
    Financing costs capitalized                                      -       (437)
                                                                ------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            -      2,704
                                                                ------    -------
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND
  RESTRICTED CASH                                                 (108)       486

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING
  OF PERIOD                                                        840         89
                                                                ------    -------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD     $  732    $   575
                                                                ======    =======


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

2.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Dreams, Inc. (the "Company") operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Entertainment, Inc. ("DEI") and Dreams Products, Inc. ("DPI"), wholly-owned subsidiaries of DFC. DFC is in the business of selling Field of Dreams-Registered Trademark- retail store franchises and generates revenues through the sale of those franchises and continuing royalties. DEI was incorporated in fiscal 1999 and was inactive throughout fiscal 1999 and as of December 31, 1999. DPI is a wholesaler of sports memorabilia products and acrylic cases. DPI pays an annual fee to the National Football League which officially licenses DPI's football memorabilia products.

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

    Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectable accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at December 31, 1999 of approximately $188. The Company believes any credit risk beyond this amount would be negligible.

4.  INVENTORIES

    The components of inventories as of December 31, 1999 are as follows:

    Memorabilia products               $ 2,876
    Licensed products                      602
    Acrylic cases and raw materials        394
                                       -------
                                         3,872
    Less reserve for obsolescence         (125)
                                       -------
                                       $ 3,747
                                       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to Registrant.

GENERAL

    Dreams, Inc. operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is a franchisor of Field of Dreams-Registered Trademark- retail units which sell sports and celebrity memorabilia products. DFC licenses the right to use the proprietary name Field of Dreams-Registered Trademark- from Universal Studios Licensing, Inc. ("USL"), formerly known as Universal Merchandising, Inc. As of December 31, 1999, there were 34 Field of Dreams-Registered Trademark-franchises operating in 19 states and in the District of Columbia.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998.

    REVENUES. Total revenues increased $1.3 million from $2.8 million in the third quarter of fiscal 1999 to $4.1 million in the third quarter of fiscal 2000. The increase relates directly to the November 1988 acquisition of Mounted Memories, Inc. ("MMI").

    COSTS AND EXPENSES. The Company's fiscal 2000 third quarter cost of sales of $2.3 million represent MMI's cost of sales for a full quarter. Fiscal 1999 third quarter cost of sales represent MMI's cost of sales for only two months, due to MMI being acquired by the Company in November 1998. As a percentage of sales, cost of sales of wholesale products in the third quarter of fiscal 2000 increased to 61.9% from 56.6% in the same quarter in the prior year due to a slight change in the wholesale sales mix. Operating expenses increased 2.3% from $395 in the third three months of fiscal 1999 to $404 in the third three months of fiscal 2000, due primarily to the acquisition of MMI offset by savings realized by DFC through consolidating its company headquarters with MMI's during the first quarter of fiscal 2000.

    General and administrative expenses decreased 11.2% from $715 in the third three months of fiscal 1999 to $635 in the third three months of fiscal 2000, due to the Company recognizing a one-time preferential distribution to the Company's Chairman of $409 in the third quarter of fiscal 1999 offset by one additional month of MMI expenses in the third quarter of fiscal 2000 than in the comparable quarter of fiscal 1999. Depreciation and amortization increased from $53 in third quarter of fiscal 1999 to $69 in third quarter of fiscal 2000 due to a full quarter of amortization of goodwill and debt issuance costs associated with the November 1998 acquisition of MMI versus only two months of amortization in the comparable quarter of the prior year.

    INTEREST EXPENSE, NET. Net interest expense increased from $112 in the third quarter of fiscal 1999 to $133 in the third quarter of fiscal 2000, due to a full quarter of interest charges associated with the $3.0 million note issued by the Company in November 1998 versus only two months of interest in the comparable quarter of the prior year.

    PROVISION FOR INCOME TAXES. At December 31, 1999, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 1999. However, a provision for state income taxes was provided for in the third quarter of fiscal 2000 for applicable taxes.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1998

    REVENUES. Total revenues increased $6.3 million from $3.2 million in the first nine months of fiscal 1999 to $9.5 million in the first nine months of fiscal 2000. The increase relates directly to the November 1988 acquisition of Mounted Memories, Inc.

    COSTS AND EXPENSES. The Company's cost of sales for the first nine months of fiscal 2000 of $5.4 million represent MMI's cost of sales. Cost of sales for the same period in the prior year consist primarily of MMI's cost of sales for only two months. Operating expenses increased 22.1% from $630 in the first nine months of fiscal 1999 to $769 in the first nine months of fiscal 2000, due primarily to the acquisition of MMI offset by savings realized by DFC through consolidating its company headquarters with MMI's during the first quarter of fiscal 2000.

    General and administrative expenses increased 41.2% from $1.2 million in the first nine months of fiscal 1999 to $1.7 million in the first nine months of fiscal 2000, due primarily to the acquisition of MMI offset by savings realized by DFC through consolidation of its company headquarters with MMI's during the first quarter of fiscal 2000. Depreciation and amortization increased from $54 in first nine months of fiscal 1999 to $204 in the first nine months of fiscal 2000 due to amortization of goodwill and debt issuance costs associated with the November 1998 acquisition of MMI.

    INTEREST EXPENSE, NET. Net interest expense increased from $186 in the first nine months of fiscal 1999 to $406 in the first nine months of fiscal 2000, due primarily to interest charges associated with the $3.0 million note issued by the Company in November 1998 offset by elimination of debt after the second quarter of fiscal 1999.

    PROVISION FOR INCOME TAXES. At December 31, 1999, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 1999. However, a provision for state income taxes was provided for in the first nine months of fiscal 2000 for applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's cash are net cash flows from operating activities and short-term vendor financing. Currently, the Company does not have available any established lines of credit with banking facilities.

    The Company's cash and cash equivalents were $696 as of December 31, 1999 compared with $160 as of December 31, 1998. During the three months ended December 31, 1999, consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $257 to $736 from $479 for the three months ended December 31, 1998. The increase directly relates to DPI's acquisition of MMI in November 1998, which provided $650, or 88.3%, of the Company's third quarter fiscal 2000 EBITDA.

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


PART II -- OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 attached.

                                  SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Dreams, Inc.
                                       ------------

Date  February 10, 2000                /s/ Mark Viner
      -----------------------          -----------------------------------
                                       Mark Viner, Chief Financial Officer