Form 10KSB40
period 2000-03-31
DREAMS INC
filed 2000-06-27
CIK 810829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 2000


                                  Dreams, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


             Utah                                         87-0368170
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



5009 Hiatus Road, Sunrise, Florida                          33351
----------------------------------          ------------------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number (954) 742-8544
                          --------------

Securities registered under Section 12(b) of the Act:


Title of each class                               Name of each exchange on which
                                                     each class is registered

      None                                                    N/A
-------------------                               ------------------------------


Securities registered under Section 12(g) of the Act:

                           Common stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes  X    No
                                                                 -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
  X
-----

State issuer's revenues for its most recent fiscal year: $13,406,000
                                                        -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based on the closing price of the common stock quoted on the OTC Bulletin Board as reported on June 12, 2000 the aggregate market value of the Twenty Seven Million Two Hundred Twenty Eight Thousand Eight Hundred Eleven (27,228,811) shares of common stock held by persons other than officers, directors and parties known to the Registrant to be the beneficial owner (as that term is defined under the runes of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was Thirty Seven Million Four Hundred Thirty Nine Thousand Six Hundred Fifteen Dollars ($37,439,615). By the foregoing statement, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of common stock of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,148,500
                                          ------------

Transitional Small Business Disclosure Format (check one):     Y      X   N
                                                          -----     -----

                           FORWARD LOOKING STATEMENTS

The Registrant cautions readers that certain important factors may affect actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Registrant. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

                                TABLE OF CONTENTS
                                   FORM 10-KSB

                                                                            Page
                                                                            ----
                                    PART I

Item 1.   DESCRIPTION OF BUSINESS.........................................     1

Item 2.   DESCRIPTION OF PROPERTY.........................................     7

Item 3.   LEGAL PROCEEDINGS...............................................     8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............     8

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................     8

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION...............................................     9

Item 7.   FINANCIAL STATEMENTS............................................    12

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................    37

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT.............................................    37

Item 10.  EXECUTIVE COMPENSATION..........................................    39

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT...........................................    40

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    42

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K................................    43

SIGNATURES................................................................    44


                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

GENERAL.

     Dreams, Inc. (the "Company") is a Utah Corporation which was formed in April 1980. During fiscal year ended March 31, 2000, the Company's primary lines of business were the offer and sale of Field of Dreams-Registered Trademark-franchises through its subsidiary Dreams Franchise Corporation ("DFC") and the manufacture and sale of sports and celebrity memorabilia products through DFC's wholly-owned subsidiary Dreams Products, Inc. ("DPI") which employs the trademark "Mounted Memories". There are currently 35 Field of Dreams-Registered Trademark- franchise stores open and operating. Additionally, six Area Development Agreements which are currently effective have been sold to franchisees. Included among the total 35 Field of Dreams-Registered Trademark-franchise stores are thirteen franchised stores which have been opened pursuant to those six agreements. An additional eleven franchised stores may be opened under those agreements. DPI has a manufacturing and distribution facility located in Sunrise, Florida and a distribution center in Denver, Colorado. See "Mounted Memories" for information regarding the reorganization of the Company which resulted in the acquisition of the assets and business now employed by DPI. See "Consolidated Financial Statements" for financial information.

FIELD OF DREAMS-REGISTERED TRADEMARK- FRANCHISING BACKGROUND.

     The Company conducts its Field of Dreams-Registered Trademark- operations through its subsidiary DFC. DFC licenses certain rights from MCA/Universal Merchandising Inc. ("MCA") to use the name "Field of Dreams-Registered Trademark-" in connection with retail operations and catalog sales. Field of Dreams-Registered Trademark- is a copyright and trademark owned by Universal City Studios, Inc. with all rights reserved. Universal has authorized MCA to license the marks. Neither company is in any way related to or an affiliate of the Company. The Company does not own or operate any Field of Dreams-Registered Trademark- stores. The Company does not presently have any Field of Dreams-Registered Trademark- catalog.

MERCHANDISING LICENSE AGREEMENT.

     DFC has acquired from MCA the exclusive license to use "Field of Dreams-Registered Trademark-" as the name of retail stores in the United States and a non-exclusive right to use the name "Field of Dreams-Registered Trademark-" as a logo on products. DFC has also licensed from MCA the exclusive right to sublicense the "Field of Dreams-Registered Trademark-" name to franchisees for use as a retail store name. The license agreement between DFC and MCA is referred to herein as the "MCA License". Under the terms of the MCA License, DFC is obligated to pay to MCA a 1% royalty based on gross sales of Field of Dreams-Registered Trademark- stores. DFC must pay MCA a $2,500 advance on royalties for each company-owned store which is opened. DFC is obligated to pay $5,000 to MCA upon the opening of each franchised store. The $5,000 fee is not an advance on royalties. DFC guarantees to pay MCA a minimum yearly royalty of $2,500 regardless of the amount of gross sales. The current term of the MCA License expires in 2005. DFC has successive five-year options to renew the MCA License. The MCA License requires DFC to submit all uses of the Field of Dreams-Registered Trademark- mark for approval prior to use. Ownership of the Field of Dreams-Registered Trademark- name remains with MCA and will not become that of DFC or the Company. Should DFC breach the terms of the MCA License, MCA may, in addition to other remedies, terminate DFC's rights to use the "Field of Dreams-Registered Trademark-" name. Such a termination would have a seriously adverse effect on DFC's and the Company's business.

     If DFC is in compliance with the terms of the MCA License and if MCA wishes to open and operate or license third parties to open and operate Field of Dreams-Registered Trademark- stores outside of the United States, DFC has a right of first refusal to obtain the license for such non-United States territory. The Company may exercise its right of first refusal by notifying MCA of its desire to undertake a proposed new territory and paying to MCA a non-refundable advance license fee of $10,000. Following such notice and payment, the Company and MCA must negotiate in good faith to reach a definitive license agreement for the additional territory. If the Company fails to send notification, make the $10,000 payment or if a definitive license cannot be reached, MCA may offer the new territory to another party.

     DFC is required to indemnify MCA for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions of DFC. DFC is required to maintain insurance coverage of $3,000,000 per single incident. The coverage must name MCA as an insured party. The Company has guaranteed the monetary obligations of DFC pursuant to the MCA License. In September 1997, DFC and MCA settled and released claims in connection with the payment of royalties pursuant to the MCA license.

FRANCHISING.

     In June 1991 DFC began offering franchises for the development and operation of Field of Dreams-Registered Trademark- stores in the United States. The laws of each state vary regarding regulation of the sale of franchises. Certain states require compliance with the regulations of the Federal Trade Commission (the "FTC Regulations") prior to commencement of sales activity (the "FTC States"). Other states require compliance with specific additional registration procedures which vary in complexity. DFC is currently offering franchises in FTC States and a limited number of other states. It will offer franchises in other states as compliance with each states' regulation is completed. Compliance with the FTC Regulations and various state regulations requires preparation of an extensive offering circular and the filing of such circular in certain states. Compliance with some state regulations requires significant time in connection with satisfying comments of franchise offering circular examiners. Compliance with FTC Regulations and certain state laws significantly limits the means by which the Company offers and sells franchises. In the future, DFC intends to acquire from MCA the rights to open and franchise stores in Canada and other countries. As summarized below, DFC offers five types of franchises: Individual Standard Store ("Standard"), Individual Kiosk ("Kiosk"), Area Development ("Area Development"), Conversion ("Conversion"), and Seasonal ("Seasonal"). The Company does not depend on any one or a few franchisees for a material portion of its revenues. Royalties from the largest franchisee accounted for only one percent of the Company's consolidated revenues.

     STANDARD FRANCHISES:

          Pursuant to a Standard franchise, a franchisee obtains the right to open and operate a single Field of Dreams-Registered Trademark- store at a single specified location. Franchisees pay DFC $10,000 upon execution of a Standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC's general practice that the term of Standard franchise agreements concur with the term of the franchisee's lease. In addition to sublicensing the right to use the Field of Dreams-Registered Trademark- name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams-Registered Trademark- store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. The course is conducted at a DFC designated site. DFC also makes the same training available to a reasonable number of the franchisee's employees. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC loans to each franchisee a copy of its operations manual which sets out the policies and procedures for operating a Field of Dreams-Registered Trademark- store. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. DFC also reserves the right to change the name used in the system from Field of Dreams-Registered Trademark- to any other name and require all franchisees to discontinue any use of any aspect of the system or the name Field of Dreams-Registered Trademark-. DFC has reserved this right in its franchise agreements to provide for the event that it determines that another name would be better for its franchise system, that the royalty it pays to MCA in connection with use of the name is excessive or if DFC should breach the terms of the MCA license and lose the right to use the Field of Dreams-Registered Trademark- name.

          DFC imposes certain controls and requirements on Field of Dreams-Registered Trademark- franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Franchisees are also required to contribute an additional 1.5% of gross revenues to a marketing and development fund which is administered by DFC for the promotion of the Field of Dreams-Registered Trademark- system. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. During its first 90 days of operation, each franchisee is required to spend a minimum of $2,500 for promotion and advertising. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams-Registered Trademark- name. Franchisees must commence operation of the franchised stores within 180 days after execution of the

     Standard franchise agreement. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and MCA as insured parties. Franchisee's rights under the Standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold.

     KIOSK:

          Pursuant to a Kiosk franchise, a franchisee acquires the same rights as a Standard franchise, except that the franchisee is licensed to open a freestanding Kiosk for an initial franchise fee of $19,000 rather than $32,500. Other fees paid by Kiosk franchisees, including ongoing royalties, and marketing and development fund contributions are the same as under a Standard franchise agreement.

     AREA DEVELOPMENT:

          Under an Area Development agreement, DFC grants rights to develop a minimum of four Field of Dreams-Registered Trademark- stores in a designated area. The stores are required to be open pursuant to a specified time schedule. The Developer must execute separate Standard franchise agreements for each store as it is opened. Upon execution of the Area Development agreement, the Developer is required to pay DFC $5,000 for each store to be opened, with a minimum payment upon execution of $20,000. The Developer must obtain DFC's approval for each store site the Developer proposes to open. Developer then pays DFC an additional $20,000 for each store upon execution by the Developer of a lease for that store. Development Agreements are not transferrable without the consent of DFC.

     CONVERSION:

          DFC offers Conversion franchises to certain operators of businesses which currently sell sport related merchandise, memorabilia, trading cards and similar products. Among other conditions to the granting of a Conversion franchise, an operator must have run such a business for a minimum of three months. Such a business owner will execute a Standard franchise agreement as well as a Conversion franchise addendum. A Conversion franchisee is required to pay DFC $32,500 upon execution of the Standard franchise and the Conversion addendum. The Conversion franchisee is required to pay to DFC all amounts required in the Standard franchise. Conversion franchises are not transferable without the consent of DFC.

     SEASONAL:

          DFC offers existing franchisees the right to open one or more temporary holiday Seasonal location stores during the period beginning October 15 and ending not later than the Monday following the second full calendar week in January of the following year.

Seasonal franchisees must pay the Company an initial fee of $2,500 for each seasonal location. As Seasonal franchises are open for a very limited period of time, DFC offers very limited service to such franchisees. Consequently, Seasonal franchises are available only to existing Field of Dreams-Registered Trademark- Franchisees.

     DFC has sold only Standard franchises, Area Development rights, and Seasonal franchises. It has sold no Kiosk or Conversion Franchises. It is not anticipated that Kiosk or Conversion Franchises will be a substantial portion of DFC's business in the future. DFC does not actively market Kiosk and Conversion Franchises and there appears to be little interest in those types of franchises from potential purchases.

FRANCHISE BROKER.

     DFC does not currently employ a franchise broker. The officers of DFC currently act as sales agents for Field of Dreams-Registered Trademark-franchises. The Company may engage an outside Franchise broker in the future. DFC advertises Field of Dreams-Registered Trademark- franchises in a very limited number of business magazines. Most persons expressing an interest in purchasing a Field of Dreams-Registered Trademark- franchise have visited a Field of Dreams-Registered Trademark- store and have subsequently contacted DFC.

MOUNTED MEMORIES.

     Mounted Memories ("MMI") is a wholesaler of sports and celebrity memorabilia products and acrylic cases. MMI also organizes, operates and participates in hobby and collectible shows. The Company has non-exclusive informal agreements with numerous well-known athletes who frequently provide autographs at agreed-upon terms. The Company also enters into exclusive agreements with athletes. The Company has entered into an exclusive arrangement with Dan Marino who is also a member of the board of directors and employee of the Company. Through its relationships with athletes, agents and other persons and entities in the sporting industry, MMI is able to arrange for the appearance of popular athletes and celebrities at collectible shows, and at the same time, generate inventory for future sales from the warehouse. The Company negotiates directly with the athlete or with the athlete's agent to determine contract specifics. These contracts are formal in that they stipulate the logistic specifics, payment terms and number of autographs to be received. The Company generally receives a fee when it arranges an athlete for a corporate event.

     MMI has been in business since 1989 and has achieved its industry leading status partly due to its strict authenticity policies. The only memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI offers a very large selection and supply of acrylic cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is plastic. There are many vendors who sell plastic throughout South Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers.

     MMI's customer base varies greatly and includes, for example, internet companies, traditional catalog retailers and retail stores which sell sports and celebrity memorabilia products and cases. Field of Dreams-Registered Trademark-franchise stores purchase products from MMI and have historically provided approximately eleven percent of MMI's revenues. No other customer provides greater than ten percent of MMI's total revenue.

     The sports memorabilia industry faces several challenges, most notably the assurance of product authenticity. Through its caution in only selling items produced internally or purchased from authorized agents, witnessed by an MMI representative, MMI avoids significant authenticity problems. MMI feels the way it has achieved a competitive advantage over its competitors is through accurate and timely shipping. MMI uses approximately 2,000 square feet of its warehousing facility for shipping. MMI has achieved a significant positive reputation in its industry for timely and accurate shipments and commits to shipping orders within 72 hours of order receipt. Additionally, through the implementation of advanced and effective fulfillment techniques and processes, and utilization of the most current shipping software, MMI has experienced a very low breakage ratio over the past several years.

MMI BACKGROUND.

     In November 1998, the Company through its wholly-owned subsidiary, DPI, purchased all of the assets of Mounted Memories, Inc., a Florida corporation. The purchase price for the MMI assets was $2,275,000 in cash and 15,000,000 shares of the Company's common stock. MMI since 1989 had engaged in the manufacture and wholesale of sports and celebrity memorabilia products. Upon the acquisition of MMI's assets, the Company, through DPI continued the business of MMI and uses the Mounted Memories trademark.

FINANCING OF MMI ACQUISITION.

     In connection with the purchase of the MMI assets, the Company and all of its subsidiaries borrowed $3,000,000 from a lender ("Lender"). The loan bears interest at 14% per annum and is payable interest only monthly until November 16, 2003 at which time all principal and interest is due and payable. The loan is secured by all of the Company's assets and a pledge of 27,059,470 shares (and 1,050,000 options to acquire shares) pledged by the control persons of the Company and certain of their family members and associated persons and entities. The pledged shares constitute approximately 67% of the Company's currently issued and outstanding shares. The Company also granted to Lender warrants to purchase a number of shares of the Company's common stock. The number of shares which may be purchased pursuant to exercise of the warrants varies between a minimum of 14% and a maximum of 18.5% of the then issued and outstanding shares. The exercise price of the warrants is $0.01 per share. The warrants have anti-dilution rights, registration rights and co-sale rights. In May 2000, Lender exercised warrants to acquire One Million (1,000,000) shares of the Company's common stock. The warrant also has a "put" feature which entitles Lender to require the Company to purchase the warrants for their fair market value. Fair market value is determined by an appraisal process. In the appraisal process, each of the Company and Lender appoint an experienced appraiser who is a member of a professional association. Each appraiser estimates the value of the shares which would be issued upon exercise of the warrant. If the two appraisals do not vary by more than 10%, the fair market value is the average of the two. If the two appraisals vary by more than

10%, a third appraiser is chosen and fair market value is determined to be the mean of the three appraisals. Payment of the "put" price may be paid by the Company by issuance to Lender of a promissory note with 10% interest per annum and 24 monthly payments of principal and interest.

COMPETITION.

     DFC competes with other larger, more well-known and substantially better funded franchisors for the sale of franchises. Field of Dreams-Registered Trademark- stores compete with other retail establishments of all kinds. The Company believes that the principal competitive factors in the sale of franchises are franchise sales price, services rendered, public awareness and acceptance of trademarks and franchise agreement terms.

     MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its ten-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the two core sports that provide the greatest source of industry revenue, baseball and football.

     Within the acrylic case line of business, MMI competes with other companies which mass produce cases. MMI does not compete with companies which custom design one-of-a-kind cases. MMI believes that because it is one of the country's largest acrylic case manufacturers, it is very price competitive due to its ability to purchase large quantities of material and pass the savings to customers.

EMPLOYEES.

     The Company employs forty-six (46) full-time employees and two (2) part-time employees.

Item 2. DESCRIPTION OF PROPERTY.

     The Company leases approximately 26,000 square feet of office, manufacturing and warehouse space between two offices in Sunrise, Florida (approximately 23,000 square feet) and Denver, Colorado (approximately 3,000 square feet). All manufacturing is performed at the Florida location. The Company's principal executive offices are located at its Florida facility.

     The Company's Colorado lease terminates in September 2002. Colorado rent is approximately $3,500 per month and escalates to approximately $3,800 per month in its final year.

     The Company's Florida lease terminates in April 2003. Florida rent is approximately $15,700 per month plus certain expenses and escalates to approximately $17,700 in its final year.

Item 3.  LEGAL PROCEEDINGS.

     In the fourth quarter of Fiscal year ended March 31, 2000, the Company brought an action in California Superior Court against one franchisee for breach of its franchise agreement. The Company seeks damages and other remedies against the franchisee.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals. The high and low bids of the Company's common stock for each quarter during fiscal years ended March 31, 1999 and 2000 are as follows:

         Fiscal Year Ended March 31, 1999:     High Bid Price      Low Bid Price
                                               --------------      -------------
                  First Quarter                  $  .28                  .17
                  Second Quarter                    .8125                .17
                  Third Quarter                     .4375                .1875
                  Fourth Quarter                    .375                 .125

         Fiscal Year Ended March 31, 2000:

                  First Quarter                  $  .75                  .312
                  Second Quarter                    .512                 .344
                  Third Quarter                     .625                 .25
                  Fourth Quarter                   1.031                 .25


     On June 12, 2000, the high bid price was $1.375 and the low bid price was $1.375 for the Company's common stock.

     Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     The records of Fidelity Transfer, the Company's transfer agent, indicate that there are five hundred thirty two (532) registered owners of the Company's common stock as of March 31, 2000.

     The Company has paid no dividends in the past two fiscal years. The Company has no intention of paying dividends in the future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-KSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

GENERAL

     The Company's fiscal year ends each March 31, and the fiscal years ended March 31, 2000 and March 31, 1999 are referred to as "fiscal 2000" and "fiscal 1999", respectively.

     The Company operates through its wholly-owned subsidiary DFC and through DPI and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is the franchisor of Field of Dreams-Registered Trademark- retail units that sell sports and celebrity memorabilia products. As of June 16, 2000, there were 35 Field of Dreams-Registered Trademark- franchises operating in 19 states and in the District of Columbia.

     DPI is a wholesaler of sports memorabilia products and acrylic cases. It sells to a wide customer base, which includes internet companies, traditional catalog companies and other retailers of sports and celebrity memorabilia products, including Field of Dreams-Registered Trademark-. Approximately eleven percent of DPI's revenues are generated through sales to Field of Dreams-Registered Trademark- franchises. DPI is licensed by the National Football League and Major League Baseball as a distributor of autographed products. DEI was incorporated in fiscal 1999 and has been inactive since its inception.

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

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

     Revenue. Total revenue increased 90.3% from $7.0 million in fiscal 1999 to $13.4 million in fiscal 2000.

     Retail and wholesale revenue increased 119.9% from $5.5 million in fiscal 1999 to $12.1 million in fiscal 2000, due primarily to the acquisition of Mounted Memories, Inc. ("MMI") effective November 1, 1999. MMI's wholesale revenue for fiscal 1999 was $5.5 million (five months) versus $12.0 million in fiscal 2000 (twelve months). On a twelve-month proforma comparison, wholesale revenue increased 10.0% from $10.9 million in fiscal 1999 to $12.0 million in fiscal 2000.

     Franchise fee and royalty revenue decreased 8.0% from $1.4 million in fiscal 1999 to $1.3 million in fiscal 2000, due primarily to opening two less units in fiscal 2000 than in fiscal 1999 ($65,000 of decrease).

     Other revenue decreased from $161,000 in fiscal 1999 to $20,000 in fiscal 2000, due to the Company selling merchandise items with its logo on them directly to franchised stores in fiscal 2000 (retail sales) versus utilizing a third party to sell these items, and realizing commission (other) revenue, in fiscal 1999.

     Costs and expenses. Cost of sales was $8.0 million, or 65.9% of retail and wholesale revenues, in fiscal 2000 versus $3.1 million, or 55.6%, in fiscal 1999. Fiscal 1999 cost of sales represents MMI's cost of sales from the date of acquisition (i.e., five months). As a percentage of retail and wholesale revenue, cost of sales increased to a percentage more representative of MMI's historical percentage for a full twelve months. Historically, cost of sales of wholesale items has been in the mid-sixties range, which is where the Company ended up for fiscal 2000. Operating expenses decreased 12.5% from $1.2 million in fiscal 1999 to $1.1 million in fiscal 2000. The decrease relates to savings associated with consolidating its operations in Florida during fiscal 2000 ($106,000 of decrease), unusually high bad debt write-offs in fiscal 1999 ($169,000 of decrease), expenses associated with a fiscal 1999 lithograph project which realized immaterial sales ($150,000 of decrease), offset by having twelve months of MMI operating expenses in fiscal 2000 versus only five months in fiscal 1999 ($351,000 incremental expense).

     General and administrative expenses increased 32.8% from $1.9 million in fiscal 1999 to $2.5 million in fiscal 2000. The increase was due to the acquisition of MMI ($1.1 million of the increase) offset by a one-time preferential distribution charge ($409,000) the Company booked in fiscal 1999 relating to the issuance of stock to its Chairman. The preferential distribution was treated as compensation expense and was the result of the Company issuing shares of its' common stock at a discounted value. Depreciation and amortization increased from $126,000 in fiscal 1999 to $274,000 in fiscal 2000 due to twelve months of fiscal 2000 amortization of intangible assets and debt issuance costs associated with the fiscal 1999 acquisition of MMI versus only five months in fiscal 1999.

     Interest expense, net. Net interest expense increased 67.1% from $322,000 in fiscal 1999 to $538,000 in fiscal 2000, due primarily to twelve months of fiscal 2000 interest charges associated with the $3.0 million note issued by the Company in November 1998 versus only five months in fiscal 1999.

     Provision for income taxes. At March 31, 2000, the Company had available net operating loss carryforwards of approximately $4.4 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of both fiscal 1999 and fiscal 2000. However, a provision for state income taxes was provided for in both fiscal 1999 and fiscal 2000 for applicable taxes. See Note 9 to the Consolidated Financial Statements of the Company.

     Other. The Company realized income from discontinued operations of $268,000 in fiscal 1999. This amount represents a gain associated with the foregiveness of debt, or expiration of liability, to former shareholders and unrelated third party creditors of a restaurant segment discontinued by the Company prior to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's cash are net cash flows from operating activities and short-term vendor financing. Currently, the Company does not have available any established lines of credit with banking facilities.

     The Company's cash and cash equivalents were $203,000 as of March 31, 2000 compared with $425,000 as of March 31, 1999. During the year ended March 31, 2000, consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $970,000 to $1.8 million from $858,000 for the year ended March 31, 1999. The increase directly relates to DPI's acquisition of MMI in November 1998.

     The Company presently does not operate or own any Field of Dreams units, and does not plan to own any in the future. It will continue to sell franchised units to prospective and current third-party franchisees. Additionally, there are no major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations or other demands or commitments for which payments become due after the next 12 months.

     The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and its long-term debt obligations require interest-only payments totaling $39,000 per month. The Company's management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

Item 7.  FINANCIAL STATEMENTS.

                                  DREAMS, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            13

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets                                              14

     Consolidated Statements of Income                                        15

     Consolidated Statements of Stockholders' Equity                          16

     Consolidated Statements of Cash Flows                                    17

     Notes to Consolidated Financial Statements                               18


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Dreams, Inc.

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and subsidiaries as of March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


MARGOLIES, FINK AND WICHROWSKI
Certified Public Accountants


Pompano Beach, Florida
May 25, 2000

DREAMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                       March 31,         March 31,
                                                                         2000              1999
                                                                       ---------         ---------
ASSETS

Current assets:
     Cash and cash equivalents                                          $    203          $    425
     Restricted cash                                                          33               415
     Accounts receivable, net                                              1,577             1,369
     Inventories                                                           4,029             2,799
     Prepaid expenses and deposits                                            75                34
     Notes receivable                                                         --                19
                                                                        --------          --------
          Total current assets                                             5,917             5,061

Property and equipment, net                                                  195               119
Intangible assets, net                                                     2,635             2,446
Deferred loan costs, net                                                     215               275
Debt issuance costs, net                                                     353               437
                                                                        --------          --------
                                                                        $  9,315          $  8,338
                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $  1,132          $    883
     Accrued liabilities                                                     690               865
     Deferred franchise fees                                                  95               128
                                                                        --------          --------
          Total current liabilities                                        1,917             1,876

Long-term debt, less current portion                                       3,443             3,443
Detachable stock warrants                                                    300               300
                                                                        --------          --------
Total liabilities                                                          5,660             5,619
                                                                        --------          --------

Commitments and contingencies                                                 --                --

Stockholders' equity :
     Common stock, no par value; authorized 100,000,000 shares;
       40,148,500 shares issued and outstanding                           18,084            18,084
     Accumulated deficit                                                 (14,429)          (15,365)
                                                                        --------          --------

          Total stockholders' equity                                       3,655             2,719
                                                                        --------          --------

                                                                        $  9,315          $  8,338
                                                                        ========          ========


        The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                              Fiscal                 Fiscal
                                                                               2000                   1999
                                                                            ------------          ------------
Revenues:
     Retail / Wholesale                                                     $     12,128          $      5,515
     Franchise fees and royalties                                                  1,258                 1,368
     Other                                                                            20                   161
                                                                            ------------          ------------
          Total revenues                                                          13,406                 7,044
                                                                            ------------          ------------

Expenses:
     Cost of sales                                                                 7,995                 3,064
     Operating expenses                                                            1,088                 1,244
     General and administrative expenses                                           2,495                 1,878
     Depreciation and amortization                                                   274                   126
                                                                            ------------          ------------
          Total expenses                                                          11,852                 6,312
                                                                            ------------          ------------

Income from continuing operations before interest and taxes                        1,554                   732

Interest, net                                                                        538                   322
                                                                            ------------          ------------

Income from continuing operations before provision for income taxes                1,016                   410
Provision for income taxes:
     Current tax expense                                                             452                   416
     Deferred tax expense                                                           (372)                 (341)
                                                                            ------------          ------------
Income from continuing operations                                                    936                   335

Discontinued operations:
     Gain on disposal of restaurant segment                                           --                   268
                                                                            ------------          ------------

Income from discontinued operations                                                   --                   268
                                                                            ------------          ------------

Net income                                                                  $        936          $        603
                                                                            ============          ============

Earnings per share:

Basic:   Income from continuing operations                                  $       0.02          $       0.01
                                                                            ============          ============
         Net income                                                         $       0.02          $       0.02
                                                                            ============          ============
         Weighted average shares outstanding                                  40,148,500            25,181,915
                                                                            ============          ============

Diluted: Income from continuing operations                                  $       0.02          $       0.01
                                                                            ============          ============
         Net income                                                         $       0.02          $       0.02
                                                                            ============          ============
         Weighted average shares outstanding                                  47,110,730            25,181,915
                                                                            ============          ============


        The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                                Additional                            Total
                                                 Shares          Common          Paid-in         Accumulated       Stockholders'
                                              Outstanding         Stock          Capital           Deficit            Equity
                                              -----------        -------        ----------       -----------       -------------
Balance at March 31, 1998                     16,500,000         $   825         $ 12,530          $(15,968)         $(2,613)

Shares issued in exchange of notes
  payable (See Note 8)                         8,248,500             412            1,237                --

                                                                                                                       1,649
Shares issued to acquire assets of
  Mounted Memories, Inc. (See Note 3)         15,000,000             750            2,250                --            3,000

Conversion of third party fees
  to equity (See Note 8)                         400,000              20               60                --
                                                                                                                          80
Elimination of par value                              --          16,077          (16,077)               --               --

Net income for the year ended
  March 31, 1999                                      --              --               --               603              603
                                              ----------         -------         --------          --------          -------
Balance at March 31, 1999                     40,148,500          18,084               --           (15,365)           2,719

Net income for the year ended
  March 31, 2000                                      --              --               --               936              936
                                              ----------         -------         --------          --------          -------

Balance at March 31, 2000                     40,148,500         $18,084         $     --          $(14,429)         $ 3,655
                                              ==========         =======         ========          ========          =======


        The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                               Fiscal           Fiscal
                                                                                2000             1999
                                                                               -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $   936          $   603
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
         Depreciation and amortization:
           Property and equipment                                                   40               35
           Goodwill                                                                136               52
           Debt issuance and debt discount costs                                   158               64
         Provision for losses on accounts and notes receivable                    (103)             211
         Gain on disposal of restaurant segment                                     --             (268)
     Change in assets and liabilities, net of effects from acquisition of business:
         Increase in accounts receivable                                          (208)            (356)
         Decrease in accounts receivable - related party                            --                2
         Increase in inventories                                                (1,205)            (590)
         (Increase) decrease in prepaid expenses                                   (41)              83
         (Increase) decrease in notes receivable                                    19              (14)
         Increase in accounts payable                                              249              249
         Increase (decrease) in accrued liabilities                               (175)             143
         Increase (decrease) in deferred franchise fees                            (33)              23
         Other                                                                      77               52
                                                                               -------          -------
         Net cash provided by (used in) operating activities                      (150)             289
                                                                               -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Mounted Memories, Inc., net of cash acquired                       --           (2,218)
     Release of restricted cash                                                   (325)              --
     Purchase of property and equipment                                           (115)             (24)
                                                                               -------          -------
         Net cash used in investing activities                                    (440)          (2,242)
                                                                               -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                    --              591
     Proceeds from long-term debt                                                   --            3,000
     Payments on notes payable                                                      --             (450)
     Financing costs capitalized                                                   (14)            (437)
                                                                               -------          -------
         Net cash provided by (used in) financing activities                       (14)           2,704
                                                                               -------          -------

Net increase (decrease) in cash, cash equivalents and restricted cash             (604)             751

Cash, cash equivalents and restricted cash at beginning of period                  840               89
                                                                               -------          -------
Cash, cash equivalents and restricted cash at end of period                    $   236          $   840
                                                                               =======          =======


        The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Dreams, Inc. (the "Company") operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Entertainment, Inc. ("DEI") and Dreams Products, Inc. ("DPI"), wholly-owned subsidiaries of DFC. DFC is in the business of selling Field of Dreams retail store franchises and generates revenues through the sale of those franchises and continuing royalties. DEI was incorporated in fiscal 1999 and was inactive throughout fiscal 1999 and 2000, and as of March 31, 2000. DPI is a wholesaler of sports memorabilia products and acrylic cases. DPI pays an annual fee to the National Football League which officially licenses DPI's football memorabilia products.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Results of operations of acquired companies accounted for as purchases are included from their respective dates of acquisition. The fiscal years ended March 31, 2000 and March 31, 1999 are herein referred to as "fiscal 2000" and "fiscal 1999", respectively.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

     RESTRICTED CASH

     Field of Dreams franchisees pay advertising royalties to DFC to be used for designated franchise advertising and promotional activities. These restricted funds are held by the Company. Restricted cash relating to advertising royalties paid by franchisees was $33 and $90 at March 31, 2000 and 1999, respectively. The Company also had $325 restricted as to use at March 31, 1999 relating to an acquisition (see Note 3).

     ACCOUNTS RECEIVABLE

     The Company's accounts receivable principally result from uncollected royalties and advertising royalties from Field of Dreams franchisees and from credit sales to third-party customers.

     RETAIL AND WHOLESALE REVENUES

     Retail and wholesale revenues are recognized as the products are sold and shipped to customers. DPI had wholesale sales to Field of Dreams franchises of $1.3 million and $755 in fiscal 2000 and 1999, respectively.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     FRANCHISE FEE AND ROYALTY REVENUES

     Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement and the franchised unit opens. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts.

     ADVERTISING AND PROMOTIONAL COSTS

     All advertising and promotional costs associated with advertising and promoting the Company's lines of business are expensed in the period incurred.

     INVENTORIES

     Inventories, consisting primarily of sports memorabilia products and acrylic cases, are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for both raw materials and finished goods.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is less.

     Maintenance and repairs are charged to expense as incurred and major renewals and betterments are capitalized. Gains and losses are credited or charged to earnings upon disposition.

     INTANGIBLE ASSETS

     The excess of cost over the fair value of net assets of purchased companies (goodwill and trademarks) are being amortized by the straight-line method over 20 years. As of March 31, 2000, unamortized intangible assets were $2.6 million, net of accumulated amortization of $188. Goodwill and other intangibles are reassessed annually to determine whether any potential impairment exists.

     Costs relating to the issuance of debt are capitalized and amortized over the term of the related debt. As of March 31, 2000, the unamortized debt issuance costs were $353, net of accumulated amortization of $137.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     IMPAIRMENT OF LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that the carrying value of long-lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company's notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2000 and 1999, the aggregate fair value of the Company's notes payable and long-term debt approximated its carrying value.

     INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method with SFAS No. 109, deferred income taxes are required for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     NET INCOME PER SHARE

     Prior to fiscal 1999, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by the Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS was computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted EPS was computed by dividing net income by the sum of the weighted average of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     STOCK BASED COMPENSATION

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," is effective for fiscal years beginning after December 15, 1995. Statement No. 123 provides companies with a choice to follow the provisions of No. 123 in determination of stock based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide proforma disclosure as required by Statement No. 123 in the notes to the consolidated financial statements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Estimates are used when accounting for uncollectible accounts receivable, inventory obsolescence, depreciation, taxes, contingencies, among others. Actual results could differ from those estimated by management and changes in such estimates may affect amounts reported in future periods.

     RECLASSIFICATION

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 2000 presentation.

2.   CONCENTRATION OF CREDIT RISK

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

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

2.   CONCENTRATION OF CREDIT RISK (CONTINUED)

     Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at March 31, 2000 of approximately $108. The Company believes any credit risk beyond this amount would be negligible.

3.   BUSINESS COMBINATION

     During November 1998, DPI acquired all of the assets of Mounted Memories, Inc. ("MMI"), a wholesaler of sports memorabilia products and acrylic cases. The aggregate consideration paid was $5.3 million, consisting of cash in the amount of $2.3 million and the issuance of 15,000,000 shares of Dreams, Inc. common stock, which was trading at approximately $0.20 at the date of the transaction. The purchase price was financed through the issuance of a long-term note of $3.0 million (see Note 7). The acquisition was accounted for as a purchase and, accordingly, MMI's results are included in the consolidated financial statements since the date of acquisition. The aggregate of the net assets acquired was approximately $2.8 million, which was allocated based on the fair values of the assets and liabilities acquired at the date of acquisition. The excess of purchase price ($5.3 million) over net assets acquired of $2.5 million has been allocated to goodwill ($498) and $2.0 million to trademarks. These amounts will be amortized on the straight-line basis over 20 years. Liabilities of $552 were assumed in connection with the acquisition, consisting primarily of accounts payable and accrued liabilities.

     At March 31, 1999, $325 of the loan proceeds were being held by an escrow agent of the lender until certain criteria were met. The conditions for release were met in fiscal 2000 and the Company appropriately adjusted goodwill.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

3.   BUSINESS COMBINATION (CONTINUED)

     The following unaudited proforma information has been prepared assuming MMI had been acquired as of the beginning of the period presented. The proforma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the proforma information is not intended to be a projection of future results and does not reflect synergies expected to result from the integration of MMI and the Company's operations.

     PROFORMA INFORMATION (UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Year ended March 31                                             1999
     -------------------                                           --------
     Sales and other income                                        $ 12,446
     Net income from continuing operations                              575
     Earnings per share from continuing operations                 $   0.01


4.   INVENTORIES

     The components of inventories are as follows:

                                             March 31,        March 31,
                                               2000             1999
                                             ---------        ---------
     Memorabilia products                    $ 3,147          $ 2,199
     Licensed products                           572              370
     Acrylic cases and raw materials             360              305
                                             -------          -------
                                               4,079            2,874
     Less reserve for obsolescence               (50)             (75)
                                             -------          -------
                                             $ 4,029          $ 2,799
                                             =======          =======

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

5.   PROPERTY AND EQUIPMENT

     The components of property and equipment as of March 31 are as follows:

                                            2000          1999
                                           -----          -----
     Leasehold improvements                $  26          $  23
     Machinery and equipment                  76             71
     Office and other equipment              340            232
     Transportation equipment                 47             47
                                           -----          -----
                                             489            373
     Less accumulated depreciation
     and amortization                       (294)          (254)
                                           -----          -----
                                           $ 195          $ 119
                                           =====          =====

6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at March 31:

                                                                2000         1999
                                                                ----         ----
     Payroll costs (including commissions)                      $164         $ 99
     Interest                                                     35           35
     Sales taxes                                                  19            9
     Income taxes, penalties, and interest (see Note 9)          313          491
     Other                                                       159          231
                                                                ----         ----
                                                                $690         $865
                                                                ====         ====


                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

7.   LONG-TERM DEBT

     Long-term debt consists of the following at March 31:

                                                                                          2000         1999
                                                                                         ------       ------

     Note payable to a lending institution at 14% interest, with monthly interest only payments of $35 through November 2003. Principal balance of
       $3.0 million due November 2003. Secured by all of the assets of the Company and Company stock pledged by the Company's Chairman, President and other
       key employees, family members and associated persons and entities.                3,000        $3,000

     Note payable to an individual at 12% interest, with monthly interest only payments of $4 through November 2007. Secured through a personal guarantee of the Company's Chairman and is subordinate to the 14% note described
       above.                                                                              443           443
                                                                                         ------       ------
                                                                                          3,443        3,443
         Less current portion                                                            (  -  )      (  -  )
                                                                                         ------       ------
                                                                                         $3,443       $3,443
                                                                                         ======       ======

     Future maturities of long-term debt are summarized as follows:

         Fiscal year
         -----------
            2001                 $     --
            2002                       --
            2003                       --
            2004                    3,033
            2005                       95
            Thereafter                315
                                 --------
                                 $  3,443
                                 ========


                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


8.   STOCKHOLDERS' EQUITY

     On January 14, 1999 the stockholders of the Company approved a resolution which amended the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares, par value $0.05, to 100,000,000 shares, of no par value common stock. As a result of this amendment, the additional paid-in capital account has been combined with common stock as presented in the Consolidated Statements of Stockholders' Equity.

     COMMON STOCK

     In July 1998, the Company borrowed $200 at a rate of 12% interest from the brother of the Company's Chairman. The Company repaid the principal and accrued interest of $4 through the issuance of 1,020,000 shares of its common stock in November 1998. The stock was trading at approximately $0.20 at the time of the exchange.

     In November 1998, Dreamstar, a corporation owned by the Company's Chairman, assumed the Company's obligation of $363 owed to the NBA Legends Foundation. In consideration for that assumption and release, the Company issued Dreamstar 3,625,000 shares of common stock. The stock was trading at approximately $0.20 at the time of the exchange. The preferential distribution of $363 was booked as compensation expense, and charged to operational income during fiscal 1999.

     In addition, Dreamstar loaned the Company $70, at a rate of 12% interest, during fiscal 1999. As of November 1998, the Company owed Dreamstar $46, net of repayments and accrued interest of $1. The Company paid this obligation in November 1998 by issuing 460,000 shares of its common stock. The stock was trading at approximately $0.20 at the time of the exchange. The preferential distribution of $46 was booked as compensation expense, and charged to operational income during fiscal 1999.

     In November 1998, the Company exchanged its remaining notes payable for 3,143,500 of its common shares. The total amount of remaining notes payable at the time of the exchange was $629, net of repayments and accrued interest of $32. The stock was trading at approximately $0.20 at the time of the exchange.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


8.   STOCKHOLDERS' EQUITY (CONTINUED)

     During November 1998, the Company issued 400,000 shares of its previously authorized, but unissued common stock to third parties for services rendered. The value assigned to the issuance of these shares totaled $80. The stock was trading at approximately $0.20 per share at the time of the transaction.

     WARRANTS

     The Company granted the lending institution which loaned the Company $3.0 million in fiscal 1999 warrants to purchase approximately 6,658,000 of the Company's common stock. The number of shares which may be purchased pursuant to exercise of the warrants varies between a minimum of 14% and a maximum of 18.5% of the issued and outstanding shares. In connection with the issuance of the debt, $300 of the proceeds has been allocated to the detachable stock warrants. Upon surrender of a warrant, the holder is entitled to purchase one share of the Company's common stock for $0.01. The amount allocated to the warrants has been recorded as a liability as of March 31, 1999 and 2000. The related deferred debt discount has been recorded and amortized to interest expense over the life of the loan. Amortization of debt discount of $60 has been included in interest expense for the year ended March 31, 2000. The warrants have anti-dilution rights, registration rights and co-sale rights. The warrants also have a "put" feature which entitles the lending institution to require the Company to purchase the warrants for their fair market value determined by an appraisal process. Payment of the "put" price may be paid by the Company by issuance to the lending institution of a promissory note with 10% interest per annum and 24 monthly payments of principal and interest.

     STOCK OPTIONS

     During fiscal 1999, the Company's Board of Directors adopted a stock option plan for certain employees and franchisees ("Optionees") whereby Optionees are granted the right to purchase shares of the Company's common stock at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. The options generally vest between a two and five years.

     Transactions and other information relating to the plan for fiscal 2000 are summarized as follows:


                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


8.   STOCKHOLDERS' EQUITY (CONTINUED)

                                                 Stock Options
                                                 -------------
                                            Shares       Wtd. Avg. Price
                                          ---------      ---------------
     Outstanding at April 1, 1998               -0-
        Granted                             950,000            $ .38
        Exercised                                --
                                          ---------

     Outstanding at March 31, 1999          950,000            $ .38
        Granted                           2,500,250            $ .25
        Exercised                                --
                                          ---------

     Outstanding at March 31, 2000        3,450,250            $ .29
                                          =========

     The exercise prices of the stock options discussed below were the fair market value of the common stock on the date the options were granted.

          On August 25, 1998, the Company issued options to purchase 500,000 shares at $.4375 per share to a former employee, officer, and director of the Company. The options expire on September 25, 2003 and 250,000 were exercisable upon issuance. The remaining 250,000 vest ratably over five years beginning on the first anniversary date of the grant.

          On September 4, 1998, the Company issued options to purchase 250,000 shares at $.4375 per share to an employee and officer of the Company. The options expire on October 1, 2001. The options vest ratably over three years beginning on the first anniversary date of the grant.

          On January 1, 1999, the Company issued options to purchase 200,000 shares at $.1875 per share to an employee of the Company. The options expire on January 1, 2002 and 100,000 were exercisable upon issuance. The remaining 100,000 vest on the first anniversary date of the grant.

          On January 31, 2000, the Company issued options to purchase 1,800,000 shares at $.25 per share to two employees of the Company, who are also both officers of the Company. The options expire as follows - 1,500,000 on January 31, 2003 and 300,000 on February 28, 2003. The
          options vest as follows - 750,000 during fiscal 2000, 850,000 during the year ended March 31, 2001, 100,000 during the year ended March 31, 2002 and 100,000 during the year ended March 31, 2003.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


8.   STOCKHOLDERS' EQUITY (CONTINUED)

          On January 31, 2000, the Company issued options to purchase 200,250 shares at $.25 per share to various employees of the Company. The options expire on February 28, 2005. The options vest ratably over two years beginning on the first anniversary date of the grant.

          On January 31, 2000, the Company issued options to purchase 250,000 shares at $.25 per share to a consultant of the Company. The options expire on January 31, 2005 and125,000 were exercisable upon issuance. The remaining 125,000 vest on the first anniversary date of the grant.

          On February 1, 2000, the Company granted options to purchase 250,000 shares at $.30 per share to a consultant of the Company. The options expire on March 31, 2001 and require the performance of certain obligations by the consultant in order for their issuance.

The following table summarizes information about all of the stock options outstanding at March 31, 2000: Outstanding options Exercisable options

                                    Weighted
                                    average
    Range of                       remaining        Weighted                     Weighted
exercise prices       Shares      life (years)     avg. price      Shares       avg. price
---------------     ---------     ------------     ----------     ---------     ----------
 $ .15 - .25        2,450,250        3.27             $ .24       1,075,000       $ .24
   .26 - .50        1,000,000        2.38               .40         383,333         .44
 -----------        ---------        ----             -----       ---------       -----
 $ .15 - .50        3,450,250        3.01             $ .29       1,458,333       $ .29
 ===========        =========        ====             =====       =========       =====


For purposes of the following proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2000: no dividend yield; volatility of 113%; risk-free interest rate of 7%; and an expected term of five years. The weighted average Black-Scholes value of options granted during fiscal 2000 was $.98 per option. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net income and pro forma net income per share would have been as indicated below:

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


8.   STOCKHOLDERS' EQUITY (CONTINUED)

                                        Fiscal           Fiscal
                                         2000             1999
                                        -------         -------
     Net income -
              As reported               $   936         $   603
                                        =======         =======

              Pro forma                 $   300         $   605
                                        =======         =======

     Basic income per share -
              As reported               $   .02         $   .02
                                        =======         =======

              Pro forma                 $   .01         $   .02
                                        =======         =======

     Diluted income per share -
              As reported               $   .02         $   .02
                                        =======         =======

              Pro forma                 $   .01         $   .02
                                        =======         =======

9.   INCOME TAXES

     The provision (benefit) for income taxes consisted of the following:

                                       Fiscal         Fiscal
                                        2000           1999
                                       ------         ------
     Current:
          Federal tax expense          $ 387          $ 341
          State tax expense               65             75
     Deferred:
          Federal tax expense           (372)          (341)
          State tax expense               --             --
                                       -----          -----
                                       $  80          $  75
                                       =====          =====


                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

9.   INCOME TAXES (CONTINUED)

     The Company's deferred tax balances consist of the following at March 31:

                                                             2000              1999
                                                            -------          -------
     Deferred tax assets:
          Net operating loss carryforwards                  $ 1,247          $ 1,608
          Accrued liabilities                                    89               54
          Deferred revenue                                       37               50
          Inventory capitalization adjustment                    18               15
          Allowance for doubtful accounts                        24               52
                                                            -------          -------
                                                              1,415            1,779
     Deferred tax liability:
          Goodwill amortization                                  (8)              --
          Accelerated depreciation for tax purposes              (9)              (9)
                                                            -------          -------
                                                              1,398            1,770

     Valuation allowance                                     (1,398)          (1,770)
                                                            -------          -------
                                                            $    --          $    --
                                                            =======          =======

     SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of pre-2000 losses and uncertainties as to the amount of taxable income that would be generated in future years. The net change in the valuation allowance for the years ended March 31, 2000 and 1999 was $372 and $341, respectively.

     A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate for the years ended March 31, 2000 and 1999 is as follows:

                                                    2000           1999
                                                    ----           ----
     Federal income taxes at statutory rate          34%           34%
     State taxes, net of federal benefit              6             6
     Net operating loss carryforwards               (34)          (52)
     Stock based compensation adjustment             --            24
     Other                                            2            (1)
                                                    ---           ---

                                                      8%           11%
                                                    ===           ===

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

9.   INCOME TAXES (CONTINUED)

     The Company at March 31, 2000 and 1999 had $263 and $415, respectively, owing to certain states for income taxes, penalties and fees, and interest. The amount has been accrued by the Company and is included in accrued liabilities (see Note 6).

     At March 31, 2000, the Company had available net operating loss carryforwards of approximately $4,357 which expire in various years beginning in 2007 through 2014.

     The Company closed operations of its B.B. O'Brien's sports bar ("BB's") during July 1995. Since operations have ceased, it is doubtful that these tax benefits will ever be realized. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards that could be utilized. BB's had pre-acquisition tax net operating loss carryforwards which arose prior to becoming a member of the consolidated group on November 1, 1990, which were available to offset future taxable income of BB's. The possible benefit to be recognized from the realization of these amounts has not been recorded, as there is no assurance as to their ultimate realization. The tax benefits, which may ultimately be realized, are limited to approximately $100 per year. BB's pre-acquisition tax net operating loss carryforwards total approximately $1,501, which expire in various years through 2005.

10.  COMMITMENTS AND CONTINGENCIES

     As of March 31, 2000, the Company leases office and warehouse space under operating leases in Florida (approximately 23,000 square feet) and Colorado (approximately 3,000 square feet). The leases for these two facilities expire in April 2003 and September 2002, respectively. Rent expense charged to operations for fiscal 2000 and fiscal 1999 was $226 and $118, respectively.

     The aggregate minimum annual lease payments under noncancellable operating leases are as follows:

                       Fiscal
                       ------
                        2001                      $  206
                        2002                         204
                        2003                         212
                        2004                          17
                     Thereafter                       --
                                                  ------
            Total minimum lease commitments       $  639
                                                  ======


                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has executed employment agreements with several of its key employees. The most significant agreement is with its President. This employment agreement, which expires in November 2003, calls for a salary of $250 per year and an annual car allowance of $10.

     The Company's Chairman does not have an employment agreement but can be compensated under terms set forth by the lending institution which lent the Company $3.0 million in fiscal 1999 (see Note 7). The Chairman does not receive a base salary. However, for fiscal years 2000 through 2003, the Company may make a bonus payment to the Chairman in the amount of $90 if the Company's audited earnings before interest, depreciation and amortization ("EBITDA") exceeds $1.5 million for such fiscal year. An additional $90 bonus payment may be made to the Chairman if EBITDA in such fiscal year exceeds $2.0 million.

     The Company's Chairman did not receive any salary or bonus payments in fiscal 1999. The Company met the initial EBITDA target of $1.5 million in fiscal 2000, and accordingly accrued a bonus payment to the Chairman of $90 at March 31, 2000.

11.  DISCONTINUED OPERATIONS

     The Company was formerly engaged in the ownership and operation of a sports cafe through BB O'Brien's, Inc. ("BB's"). In July 1995, the Company closed its BB O'Brien's sports bar. All fixed assets and goodwill related to BB's were fully depreciated and amortized during the year ended March 31, 1995. At March 31, 1998, BB's had net liabilities owed to unrelated third parties of $268. The Company received an opinion during fiscal 1999 from independent counsel concluding that the statute of limitations for liability on these obligations had expired. Consequently, the Company eliminated these liabilities from its balance sheet and recognized the effect in discontinued operations in fiscal 1999.

12.  RELATED PARTY TRANSACTIONS

     The Company's Chairman often makes advances to the Company, which are non-interest bearing and payable upon demand. These net advances totaled $52 and $52 at March 31, 2000 and 1999, respectively, and have been included in accrued liabilities on the balance sheet for those respective dates.

     The Company had certain amounts payable and receivable to related parties for purchases of certain sports memorabilia merchandise. During the year ended March 31, 1999, the payable and receivable were combined leaving a receivable from the related parties for $2. This amount was repaid in fiscal 1999.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


12.  RELATED PARTY TRANSACTIONS (CONTINUED)

     During the year ended March 31, 1999, a shareholder and officer of the Company through December 1998, loaned the Company $92 to pay for obligations of the Company. The fiscal 1999 loans included interest at 12% per annum. The net amount due, including accrued interest of $1, at November 18, 1999 was $14 and was repaid through issuance of the Company's common stock at the market rate at the time of the exchange (see Note 8).

13.  DFC FRANCHISE INFORMATION

     DFC licenses the right to use the proprietary name Field of Dreams from Universal Studios Licensing, Inc. ("USL"), formerly known as Universal Merchandising, Inc. Pursuant to the license agreement, DFC pays USL one percent of each company-owned unit's gross sales, with a minimum annual royalty of $3 per store. DFC pays royalties of $5 for each new franchised unit opened and one percent of each franchised unit's gross sales. This $5 fee is not an advance against royalties. At March 31, 2000, DFC had 35 units owned by franchisees and had no company-owned units.

     Effective June 1, 1991, DFC has the right to use and display the Field of Dreams service mark in company-owned or franchised retail units located in the United States. It also provides for the non-exclusive right to affix the Field of Dreams trademark to approved licensed articles for resale. DFC also has certain rights of first refusal related to the use of the service mark outside the United States. There is an exception of the right to transfer this licensing agreement to Dreams, Inc. or to a newly incorporated majority-owned subsidiary of Dreams, Inc. within a six-month period; these licensing rights are non-transferable and non-assignable.

     The license agreement expires December 2005. The agreement may be renewed for additional five-year terms, provided that DFC is in compliance with all aspects of the agreement. If DFC fails to comply with the license requirements of the agreement, either during the initial term of during an option term, the agreement may be terminated by USL. Termination of the license agreement would eliminate DFC's right to use the Field of Dreams service mark.

     On June 5, 1997, DFC received from USL a notice of termination of the USL License based upon an allegation of more than four material breaches within a period of eighteen (18) months. Subsequently, USL suspended the notice of termination as DFC and USL negotiated a settlement of and amendment to the License agreement. Effective September 1997, DFC and USL agreed that the USL License is in good standing. Under the terms of the settlement agreement, DFC was required to pay to USL $100 over a one year period and immediately pay all royalties due.

                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


13.  DFC FRANCHISE INFORMATION (CONTINUED)

     The Company paid USL $25 in fiscal 1999, which represented the balance remaining on the agreement. The settlement agreement also modified the USL License to exclude USL properties and the surrounding five-mile radius (excluding large regional malls) from DFC's exclusive territory. DFC has the right of first refusal to the third-party retail sports memorabilia operation on the USL properties. Should DFC fail to meet its obligation under the settlement agreement, the USL license would again be in breach and subject to termination by USL.

     DFC may be precluded from offering franchises in certain states where USL may be deemed to be a franchisor under the laws of the applicable states. Accordingly, before offering franchises in said states, DFC shall notify USL of its intent, and USL must conclude that it will not be deemed a franchisor in those states, or the rights to sell franchises may be withheld.

     DFC is required to indemnify USL from certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions of DFC. DFC is required to maintain insurance coverage of $3 million per single incident. The coverage must name USL as an insured party. At March 31, 1999, DFC had the required insurance coverage.

     The Company has entered into a continuing guarantee agreement with USL, whereby the Company has guaranteed the full and prompt payment to USL of all amounts due under this agreement. Royalty expense for the years ended March 31, 2000 and 1999 was $188 and $189, respectively.

     DFC franchise activity is summarized as follows for the years ended March
     31:

                                          2000       1999
                                          ----       ----
     In operation at year end              35         34
     Opened during the year                 6          8
     Closed during the year                 5          1
     Under development at year end          1          3


                                                                     (CONTINUED)

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)


14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during fiscal 2000 and 1999 was $480 and $156, respectively. The Company did not pay any income taxes during fiscal 1999. The Company paid $104 during fiscal 2000 for income taxes. There were no noncash items in fiscal 2000, the information for fiscal 1999 is detailed as follows:

                                                                 1999
                                                                 ----
     Noncash investing and financing activities:
          Capital stock issued for acquisition                 $ 3,000
          Capital stock issued as consideration to
             extinguish debt                                     1,649
          Capital stock issued for payment of services
             to third parties                                       80
          Capital stock issued to acquire minority
             interest in subsidiary                                 --


     Details of acquisition:
          Fair value of assets acquired                        $ 3,577
          Liabilities assumed                                     (552)
          Capital stock issued                                    (750)
                                                               -------
          Cash paid                                              2,275
          Less cash acquired                                       (57)
                                                               -------

          Net cash paid for acquisition                        $ 2,218
                                                               =======


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 10, 1999, the Company dismissed Pritchett, Siler & Hardy, P.C. ("PSH") and on March 12, 1999 engaged Margolies, Fink and Wichrowski as its principal independent accountants. The change of independent accountants was approved by the Company's Board of Directors. There were no disagreements with PSH on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure. PSH's audit reports of the past two years did not contain any adverse or disclaimed opinions, nor were the opinions qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS AND OFFICERS. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company's next annual meeting of shareholders.

                                   Serving as
                                   Director of           Position Held With
Name                    Age        the Company Since     the Company
-----------------       ---        -----------------     -----------------------
Sam D. Battistone       60              1983             Chairman/Director

Ross Tannenbaum         38              1998             President/Director

Dan Marino              38              2000             Director of Business
                                                         Development/Director

Dale Larsson            56              1999             Director

Mark Viner              33               --              Secretary/Treasurer/
                                                         Chief Financial Officer

John Walrod             47               --              Executive Vice President


     BIOGRAPHICAL INFORMATION.

     SAM D. BATTISTONE. For more than the past five years, Sam D. Battistone has been majority shareholder, Chairman, Chief Executive Officer, President and a Director of the Company. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory committee of the Board of Governors of the NBA. He held that position until the

Company sold its interest in the team. He served as a founding director of Sambo's Restaurants, Inc. and variously as President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors from 1967 to 1979. During that period, Sambo's grew from a regional operation of 59 restaurants to a national chain of more than 1,100 units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association.

     ROSS TANNENBAUM. Mr. Tannenbaum has served as President and a director of the Company since November 1998. From August 1994 to November 1998, Mr. Tannenbaum was President, director and one-third owner of MMI. From May 1992 to July 1994, Mr. Tannenbaum was a co-founder of Video Depositions of Florida. From 1986 to 1992, Mr. Tannenbaum served in various capacities in the investment banking division of City National Bank of Florida.

     DAN MARINO. Dan Marino is one of the most recognizable and popular sports figures in the entire world and has served as the Company's Director of Business Development since January 2000. In April 2000, Mr. Marino announced his retirement from professional football after 17 consecutive seasons with the Miami Dolphins of the National Football League. He holds twenty NFL records and is considered by many as the most prolific passer in NFL history. His ongoing work for the community is centered on the Dan Marino Foundation for children's charities of South Florida.

     DALE E. LARSSON. For more than the past five years until 1999, Dale E. Larsson was the Secretary-Treasurer and director of the Company. Mr. Larsson was re-elected a director in August 1999. Mr. Larsson graduated from Brigham Young University in 1971 with a degree in business. From 1972 to 1980, Mr. Larsson served as controller of Invest West Financial Corporation, a Santa Barbara, California based real estate company. From 1980 to 1981, he was employed by Invest West Financial Corporation as a real estate representative. From 1981 to 1982, he served as the corporate controller of WMS Famco, a Nevada corporation based in Salt Lake City, Utah, which engaged in the business of investing in land, restaurants and radio stations.

     MARK VINER. Mr. Viner has been Secretary, Treasurer and Chief Financial Officer of the Company since September 1998. He is a Certified Public Accountant. From June 1994 to October 1997, Mr. Viner was the Director of Financial Reporting for Planet Hollywood International, Inc. and was instrumental in every phase of that company's 1996 initial public offering. From May 1992 to May 1994, Mr. Viner was a financial manager for the Walt Disney Company, responsible for all financial activities of Pleasure Island, a $75 million nighttime entertainment district.

     JOHN WALROD. Mr. Walrod has been Executive Vice President of Franchise Operations since January 1998. From 1992 to December 1997, he owned and operated several franchise stores, including three Field of Dreams-Registered Trademark-stores. Prior to his franchise ownership, John held several executive positions in the real estate and banking industries.

Item 10. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended March 31, 1998, 1999 and 2000 of those persons who were, at March 31, 2000, the Chief Executive Officer of the Company and other highly compensated executive officers and employees of the Company.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                                  Long-Term
                                                                                        Compensation
                                                                                         Securities
Name and principal                                                   Other Annual        Underlying
Position                     Year          Salary         Bonus     Compensation(5)     Options/SARs
----------------------------------------------------------------------------------------------------
Ross Tannenbaum,             1998       $     --        $    --       $     --                  --
CEO and Director             1999         93,750(1)          --          4,000                  --
                             2000        250,000             --          9,600                  --

John Walrod,                 1998         21,846(2)          --             --                  --
Executive Vice               1999        120,000             --             --             200,000
President                    2000        123,750          5,000             --                  --

Mark Viner, Chief            1998             --             --             --                  --
Financial Officer,           1999         63,000(3)      16,000          3,500             250,000
Secretary & Treasurer        2000        113,250          5,000          7,500             300,000

Mitch Adelstein,             1998             --             --             --                  --
Product Development          1999         46,875(4)          --          2,700                  --
Coordinator                  2000        127,500          7,500          7,200                  --
(employee, not officer)


-------------------

(1)  Mr. Tannenbaum's employment commenced on November 10, 1998.

(2)  Mr. Walrod's employment commenced on January 27, 1998.

(3)  Mr. Viner's employment commenced on September 4, 1998.

(4)  Mr. Adelstein's employment commenced on November 10, 1998.

(5)  Other annual compensation represents automobile allowances.

     The Company and Ross Tannenbaum entered into an Employment Agreement on November 10, 1998. Under the terms of that Agreement, Mr. Tannenbaum is employed for a five-year period at a base salary rate of $250,000 per year subject to certain adjustments based on the Company's financial performance. Mr. Tannenbaum also receives certain benefits including car allowance and insurance. The Employment Agreement may be terminated for cause prior to expiration of its full term.

     The Company and Mark Viner entered into an Employment Agreement on September 4, 1998. Under the terms of that Agreement, Mr. Viner is employed for a three year period at a base salary rate of $108,000 per year with minimum eight percent per year increases. Mr. Viner received an incentive bonus in 1998 pursuant to the terms of the Agreement and was issued options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.4375 per share, the closing price of the common stock at the date of the Agreement. The options are conditioned upon continued employment by the Company of Mr. Viner and vest 1/3 per year beginning on the first anniversary of his Employment Agreement. Mr. Viner also receives certain benefits including car allowance and insurance. The Employment Agreement may be terminated for cause prior to expiration of its full term.

                      Option/SAR Grants in Last Fiscal Year


                                  Individual Grants
--------------------------------------------------------------------------------    Potential Realizable Value
                                     % of Total                                       At Assumed Annual Rates
                                    Options/SARs                                     Of Stock Price Appreciation
                                     Granted to      Exercise or                        For Option Term (2)
                   Options/SARs     Employees in      Base Price      Expiration    ---------------------------
    Name             Granted        Fiscal Year      ($/Share)(1)        Date           5%              10%
--------------     ------------     ------------     ------------     ----------     ----------     -----------
Mark Viner              300,000         16.67%          $ 0.25        2/28/2003      $   315,000    $   330,000

Dan Marino            1,500,000         83.33%          $ 0.25        1/31/2003      $ 1,575,000    $ 1,650,000


(1) All options were issued pursuant to terms provided for in option agreements at the fair market value at the date of grants.

(2) The amounts disclosed in these columns, which represent appreciation of the Company's common stock price at the 5% and 10% rates dictated by the Securities and Exchange Commission, are not intended to be a forecast of the Company's common stock price and are not necessarily indicative of the actual values which may be realized by the named Executive Officers or the shareholders.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS.

     The following table sets forth as of June 16, 2000, the number of the Company's voting securities beneficially owned by persons who own five percent or more of the Company's voting stock, by each director and by all officers and directors as a group. The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

                   Name and Address                                   Number of         Percent
  Title and               of                     Type of               Shares             of
    Class          Beneficial Owner             Ownership              Owned             Class
------------       ----------------             ---------             ---------         -------
No par value       Sam D. Battistone            Record and        14,303,511(1)(3)       29.6%
Common Stock       5009 Hiatus Road             Beneficial
                   Sunrise, FL  33351


                   Name and Address                                       Number of         Percent
  Title and               of                          Type of               Shares             of
    Class          Beneficial Owner                  Ownership              Owned             Class
------------       ----------------                  ---------             ---------         -------
No par value       Ross Tannenbaum                    Record and         12,500,000            25.8%
Common Stock       5009 Hiatus Road                   Beneficial
                   Sunrise, FL  33351

No par value       Dale Larsson                       Record and            425,300             0.9%
Common Stock       3230 North University Ave.         Beneficial
                   Provo, UT  84604

No par value       Dan Marino                         Record and            750,000 (5)         1.5%
Common Stock       5009 Hiatus Road                   Beneficial
                   Sunrise, FL  33351

No par value       Finova Mezzanine Capital, Inc.     Record and          6,657,895 (4)        13.8%
Common Stock       500 Church Street                  Beneficial
                   Nashville, TN 37219

No par value       All Officers and                   Record and         28,345,478            58.6%
Common Stock       Directors as a                     Beneficial
                   Group (6 persons)(2)

     (1) Includes 3,100,000 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

          Name                                   Number of Shares Owned
          ----                                   ----------------------
          J. Roger Battistone                           1,000,000
          Justin Battistone                               350,000
          Kelly Battistone                                350,000
          Dann Battistone                                 350,000
          Brian Battistone                                350,000
          Mark Battistone                                 350,000
          Cynthia Battistone Hill                         350,000


     (2) The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

     (3) Sam D. Battistone, has pledged to B.A. Leasing and Capital Corporation, an unaffiliated corporation, all shares of common stock of the Company which he now owns or may acquire in the future to secure personal indebtedness of approximately $500,000. Mr. Battistone is currently not in compliance with the terms of the applicable agreements.

     (4) Warrants to purchase shares issued in connection with Mounted Memories financing.

     (5)  Includes 750,000 shares which are the subject of stock options.

     27,059,470 shares of the Company's no par value common stock (and 1,050,000 options) have been pledged to Lender to secure the Company's obligations in connection with a $3.0 million loan. Should the Company default on any obligation to Lender and should Lender exercise its rights as a secured party, a change in control of the Company would occur.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From October 1997 to November 1998, the Company borrowed a total of $522,000 from Signature, Inc., a corporation owned by the children of Sam D. Battistone, Chairman of the Company. The Company repaid that indebtedness plus interest in November 1998 by issuing 2,275,000 shares (at $0.20 per share) of its common stock to Signature, Inc. plus cash payments totaling $90,000.

     In July 1998, the Company borrowed $200,000 from J. Roger Battistone, the brother of Sam D. Battistone. The Company repaid the principal plus accrued interest in November 1998 by issuing 1,020,000 shares (at $0.20 per share) of its common stock to J. Roger Battistone.

     From April 1997 to July 1998, the Company borrowed a total of $210,000 from Invest West Sports, Inc., a corporation owned by Sam D. Battistone. The Company repaid all indebtedness to Invest West Sports, Inc. (including interest) during fiscal years 1998 and 1999.

     During the fiscal year ended March 31, 1999, the Company borrowed $70,000 from Dreamstar, a corporation owned by Sam D. Battistone. During the same fiscal year, the Company repaid all principal and accrued interest owed Dreamstar by issuing to Dreamstar 460,000 shares (at $0.10 per share) of common stock and paying $25,000 in cash. The stock was trading at approximately $0.20 at the time of the exchange. The $46,000 discount was booked as compensation expense, and charged to an operational income during fiscal 1999.

     In November 1998, Dreamstar assumed an obligation of the Company and the Company was released of a $362,500 obligation the Company owed to the National Basketball Association. In consideration for that assumption and release, the Company issued to Dreamstar 3,625,000 shares (at $0.10 per share) of common stock. The stock was trading at approximately $0.20 at the time of the exchange. The $362,500 discount was booked as compensation expense, and charged to an operational income during fiscal 1999.

     In January 2000, the Company and Dan Marino entered into an exclusive arrangement pursuant to which Mr. Marino provides autographs and certain services.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                                                               Page #

2  (i)    Articles of Incorporation............................................*
   (ii)   Bylaws   *

6  Material Contracts..........................................................*
   (i)    Sirrom Financing Agreements..........................................*
   (ii)   Ross Tannenbaum Employment Agreement.................................*
   (iii)  Merchandise License Agreement........................................*
   (iv)   Standard Franchise Documents.........................................*

7  Letter on change in certifying accountant...................................*


* Filed with the Company's Form 10-SB dated September 7, 1999 and incorporated by this reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DREAMS, INC., a Utah corporation



                                     By: /s/ Ross Tannenbaum
                                        ----------------------------------------
                                        Ross Tannenbaum, Chief Executive Officer

                                        Dated:  June 21, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                                     By: /s/ Mark Viner
                                        ----------------------------------------
                                        Mark Viner, Chief Financial Officer

                                        Dated:  June 21, 2000



                                     By: /s/ Sam Battistone
                                        ----------------------------------------
                                        Sam Battistone, Director

                                        Dated:  June 21, 2000



                                     By: /s/ Dale E. Larrson
                                        ----------------------------------------
                                        Dale E. Larrson, Director

                                        Dated:  June 21, 2000