Form 10QSB
period 2000-06-30
DREAMS INC
filed 2000-08-11
CIK 810829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000


/ /  TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT
           For the transition period from ___________ to ___________


                         Commission file number 0-15399
                                                -------

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


                       5009 Hiatus Road, Sunrise FL 33351
                    ----------------------------------------
                    (Address of principal executive offices)

                                (954) 742 - 8544
                          ---------------------------
                          (Issuer's telephone number)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

40,148,500
----------

Transitional Small Business Disclosure Format (Check One): Yes / /   No /X/

                                  DREAMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.

             Condensed Consolidated Balance Sheet at June 30, 2000

             Condensed Consolidated Statements of Income for the three month periods ended June 30, 2000 and 1999

             Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2000 and 1999

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
AS OF JUNE 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT EARNING PER SHARE AMOUNTS)

            ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                               $    229
       Restricted cash                                                               20
       Accounts receivable, net                                                   1,359
       Inventories                                                                4,141
       Prepaid expenses and deposits                                                138
                                                                               --------
            Total current assets                                                  5,887

PROPERTY AND EQUIPMENT, NET                                                         220

INTANGIBLE ASSETS, NET                                                            2,600

OTHER ASSETS, NET                                                                   529
                                                                               --------
TOTAL ASSETS                                                                   $  9,236
                                                                               ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                        $  1,022
       Accrued liabilities                                                          709
       Deferred franchise fees                                                       60
                                                                               --------
            Total current liabilities                                             1,791

LONG-TERM DEBT, LESS CURRENT PORTION                                              3,443

DETACHABLE STOCK WARRANTS                                                           300
                                                                               --------
TOTAL LIABILITIES                                                                 5,534
                                                                               --------
COMMITMENTS AND CONTINGENCIES                                                        --

STOCKHOLDERS' EQUITY:
       Common stock, no par value; authorized 100,000,000
          shares; 40,148,500 shares issued and outstanding                       18,084
       Additional paid-in-capital                                                    --
       Accumulated deficit                                                      (14,382)
                                                                               --------
            Total stockholders' equity                                            3,702
                                                                               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  9,236
                                                                               ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS, EXCEPT EARNING PER SHARE AMOUNTS)

                                                                      For the three months ended:
                                                                      June 30,           June 30,
                                                                        2000              1999
                                                                        ----              ----
REVENUE                                                             $     3,006         $     2,876
                                                                    -----------         -----------
EXPENSES:
      Cost of sales                                                       1,693               1,564
      Operating expenses                                                    396                 229
      General and administrative expenses                                   664                 549
      Depreciation and amortization                                          70                  66
                                                                    -----------         -----------
           Total expenses                                                 2,823               2,408
                                                                    -----------         -----------

INCOME BEFORE INTEREST AND TAXES                                            183                 468
                                                                    -----------         -----------

Interest, net                                                               132                 141
                                                                    -----------         -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     51                 327

Current tax expense                                                           4                  25
Deferred tax expense                                                         --                  --
                                                                    -----------         -----------
NET INCOME                                                          $        47         $       302
                                                                    ===========         ===========

EARNINGS PER SHARE:

      BASIC:
                Net income                                          $      0.00         $      0.01
                                                                    ===========         ===========
                Weighted average shares outstanding                  40,148,500          40,148,500
                                                                    ===========         ===========

      DILUTED:
                Net income                                          $      0.00         $      0.01
                                                                    ===========         ===========
                Weighted average shares outstanding                  47,110,730          46,908,936
                                                                    ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
(DOLLARS IN THOUSANDS, EXCEPT EARNING PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                              2000            1999
                                                                              ----            ----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           $  48          $ (99)
                                                                              -----          -----
     Cash flows from investing activities:
         Purchase of property and equipment                                     (35)           (21)
                                                                              -----          -----
NET CASH USED IN INVESTING ACTIVITIES                                           (35)           (21)
                                                                              -----          -----

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        --             --
                                                                              -----          -----

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH            13           (120)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD               236            840
                                                                              -----          -----

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD                   $ 249          $ 720
                                                                              =====          =====


The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

1.   MANAGEMENT'S REPRESENTATIONS

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Form 10K-SB filed with the SEC for the fiscal year ended March 31, 2000.

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

     Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectable accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at June 30, 2000 of approximately $108. The Company believes any credit risk beyond this amount would be negligible.

4.   INVENTORIES

     The components of inventories as of June 30, 2000 are as follows:

          Memorabilia products                             $ 3,284
          Licensed products                                    635
          Acrylic cases and raw materials                      272
                                                           -------
                                                             4,191
          Less reserve for obsolescence                        (50)
                                                           -------
                                                           $ 4,141
                                                           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Dreams, Inc. operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is the franchisor of Field of Dreams-Registered Trademark- retail units that sell sports and celebrity memorabilia products. DFC licenses the right to use the proprietary name Field of Dreams-Registered Trademark- from Universal Studios Licensing, Inc. ("USL"), formerly known as Universal Merchandising, Inc. As of June 30, 2000 there were 36 Field of Dreams-Registered Trademark-franchises operating in 19 states and in the District of Columbia.

     DPI is a wholesaler of sports memorabilia products and acrylic cases. It sells to a wide customer base, which includes internet companies, traditional catalog companies and other retailers of sports and celebrity memorabilia products, including Field of Dreams-Registered Trademark-. Approximately, eleven percent of DPI's revenues are generated through sales to Field of Dreams-Registered Trademark- franchises. DPI is licensed by the National Football League and Major League Baseball as a distributor of autographed products. DEI was incorporated in fiscal 1999 and has been inactive since its inception.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS JUNE 30, 1999.

     REVENUES. Total revenues increased $130, or 5%, from $2.9 million in first quarter of fiscal 2000 to $3.0 million in the first quarter of fiscal 2001.

     COSTS AND EXPENSES. Cost of sales in the first quarter of fiscal 2001 increased 8.2% over the same quarter in the prior year due to increased sales and a slight change in the sales mix. Operating expenses increased $167, or 73.0%, for the first three months of fiscal 2001 compared to the same quarter of fiscal 2000, due primarily to timing of franchise promotion expenses. The Company incurred franchise promotion expenses of approximately $112 in the first three months of fiscal 2001 versus only $19 in the first three months of fiscal 2000 as a result of current year promotions with Major League Baseball, one of our key strategic partners added since June 1999.

     General and administrative expenses increased $115, or 20.9% for the first three months of fiscal 2001 compared to the first three months of fiscal 2000, due to expenses associated with the Company's public relations and investor relations strategy implemented after June 1999. Depreciation and amortization increased slightly from $66 in first quarter of fiscal 2000 to $70 in first quarter of fiscal 2001.

     INTEREST EXPENSE, NET. Net interest expense decreased slightly from $141 in the first quarter of fiscal 2000 to $132 in the first quarter of fiscal 2001.

     PROVISION FOR INCOME TAXES. At June 30, 2000, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 2000. However, a provision for income taxes was provided for in the first quarter of fiscal 2001 and fiscal 2000 for applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's cash are net cash flows from operating activities and short-term vendor financing. Currently, the Company does not have available any established lines of credit with banking facilities.

     At June 30, 2000, the Company's cash and cash equivalents were $229, compared to $203 at March 31, 2000 and $346 as of June 30, 1999. The reduction in cash and cash equivalents since June 30, 1999 primarily relates to inventory buildup. Accounts receivable at June 30, 2000 were $1.4 million compared to $1.6 million at March 31, 2000 and $1.1 million at June 30, 1999.

     Cash provided by operations amounted to $48 in the first three months of fiscal 2001, compared to cash used of $99 in the first three months of fiscal 2000. The change in cash provided by operating activities is primarily attributed to Q1 fiscal 2000 payments for accounts payable and accrued liabilities associated with the consolidation of DFC's and DPI's infrastructure during fiscal 2000.

     Investing activities, comprised of only capital expenditures, used $35 in the first three months of fiscal 2001, compared to $21 in fiscal 2000. The capital expenditures in both periods relate to upgrades and purchases of computer equipment utilized in the Company's operations.

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


                                       Dreams, Inc.


Date  August 3, 2000                   /s/
                                       -----------------------------------
                                       Mark Viner, Chief Financial Officer

                                  EXHIBIT INDEX


                      Exhibit 27 - Financial Data Schedule