Form 10QSB
period 2000-09-30
DREAMS INC
filed 2000-11-13
CIK 810829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT
           For the transition period from ___________ to ___________


                         Commission file number 0-15399


                                  Dreams, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Utah                                        87-0368170
     -------------------------------                    -------------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)


                       5009 Hiatus Road, Sunrise FL 33351
                    ----------------------------------------
                    (Address of principal executive offices)


                               ( 954 ) 742 - 8544
                           ---------------------------
                           (Issuer's telephone number)



        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [x]
                                                  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

54,702,835

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                                  DREAMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheet at September 30, 2000          3

             Condensed Consolidated Statements of Income for the three and
             six month periods ended September 30, 2000 and 1999                 4

             Condensed Consolidated Statements of Cash Flows for the six
             month periods ended September 30, 2000 and 1999                     5

             Notes to Condensed Consolidated Financial Statements                6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                          8

PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                      12

EXHIBIT INDEX                                                                   13


DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
AS OF SEPTEMBER 30, 2000
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                $    315
       Restricted cash                                                20
       Accounts receivable, net                                    1,410
       Inventories                                                 4,375
       Prepaid expenses and deposits                                 118
                                                                --------
            Total current assets                                   6,238

PROPERTY AND EQUIPMENT, NET                                          211

INTANGIBLE ASSETS, NET                                             2,565

OTHER ASSETS, NET                                                    489
                                                                --------
TOTAL ASSETS                                                    $  9,503
                                                                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                         $  1,120
       Accrued liabilities                                           779
       Deferred franchise fees                                        40
                                                                --------
            Total current liabilities                              1,939

LONG-TERM DEBT, LESS CURRENT PORTION                               3,443

DETACHABLE STOCK WARRANTS                                            300
                                                                --------
TOTAL LIABILITIES                                                  5,682
                                                                --------
COMMITMENTS AND CONTINGENCIES                                       --


STOCKHOLDERS' EQUITY:
       Common stock, no par value; authorized 100,000,000
          shares; 40,148,500 shares issued and outstanding        18,084
       Additional paid-in-capital                                   --
       Accumulated deficit                                       (14,263)
                                                                --------
            Total stockholders' equity                             3,821
                                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  9,503
                                                                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                       For the six months ended:         For the three months ended:
                                                      ----------------------------      ----------------------------
                                                       Sept., 30        Sept., 30        Sept., 30        Sept., 30
                                                         2000              1999            2000             1999
                                                      -----------      -----------      -----------      -----------
REVENUE                                               $     6,096      $     5,515      $     3,090      $     2,639
                                                      -----------      -----------      -----------      -----------
EXPENSES:
     Cost of sales                                          3,517            3,168            1,824            1,604
     Operating expenses                                       655              365              259              136
     General and administrative expenses                    1,326            1,110              662              561
     Depreciation and amortization                            144              135               74               69
                                                      -----------      -----------      -----------      -----------
          Total expenses                                    5,642            4,778            2,819            2,370
                                                      -----------      -----------      -----------      -----------
INCOME BEFORE INTEREST AND TAXES                              454              737              271              269
                                                      -----------      -----------      -----------      -----------
Interest, net                                                 264              273              132              132
                                                      -----------      -----------      -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                      190              464              139              137

Current tax expense                                            24               50               20               25
Deferred tax expense                                         --               --               --               --
                                                      -----------      -----------      -----------      -----------
NET INCOME                                            $       166      $       414      $       119      $       112
                                                      ===========      ===========      ===========      ===========
EARNINGS PER SHARE:

     BASIC:    Income from continuing
               operations                             $      0.00      $      0.01      $      0.00      $      0.00
                                                      ===========      ===========      ===========      ===========
               Net income                             $      0.00      $      0.01      $      0.00      $      0.00
                                                      ===========      ===========      ===========      ===========
               Weighted average shares
               outstanding                             40,148,500       40,148,500       40,148,500       40,148,500
                                                      ===========      ===========      ===========      ===========
     DILUTED:  Income from continuing
               operations                             $      0.00      $      0.01      $      0.00      $      0.00
                                                      ===========      ===========      ===========      ===========
               Net income                             $      0.00      $      0.01      $      0.00      $      0.00
                                                      ===========      ===========      ===========      ===========
               Weighted average shares
                  outstanding                          49,543,467       47,111,314       49,543,467       47,111,314
                                                      ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                             SIX MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                             2000        1999
                                                                                             -----       -----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          $ 140       $(149)
                                                                                             -----       -----
     Cash flows from investing activities:
         Purchase of property and equipment                                                    (41)        (79)
                                                                                             -----       -----
NET CASH USED IN INVESTING ACTIVITIES                                                          (41)        (79)
                                                                                             -----       -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     --          --
                                                                                             -----       -----
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH                           99        (228)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD                              236         840
                                                                                             -----       -----
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD                                  $ 335       $ 612
                                                                                             =====       =====

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

1.   MANAGEMENT'S REPRESENTATIONS

     The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Registration Statement filed with the SEC on Form 10K-SB, for the fiscal year ended March 31, 2000.

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

     Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectable accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at September 30, 2000 of approximately $108. The Company believes any credit risk beyond this amount would be negligible.

4.   INVENTORIES

     The components of inventories as of September 30, 2000 are as follows:

     Memorabilia products                            $ 3,216
     Licensed products                                   857
     Acrylic cases and raw materials                     352
                                                     -------
                                                       4,425
     Less reserve for obsolescence                       (50)
                                                     -------
                                                     $ 4,375
                                                     -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

     Registrant cautions readers that certain important factors may affect actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-QSB or that are otherwise made by or on behalf of Registrant. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

GENERAL

     Dreams, Inc. operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is a franchisor of Field of Dreams-Registered Trademark- retail units that sell sports and celebrity memorabilia products. DFC licenses the right to use the proprietary name Field of Dreams-Registered Trademark- from Universal Studios Licensing, Inc. ("USL"), formerly known as Universal Merchandising, Inc. As of September 30, 2000, there were 36 Field of Dreams-Registered Trademark-franchises operating in 20 states and in the District of Columbia.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

     REVENUE. Total revenue increased $451, or 17.1%, from $2.6 million in the second quarter of fiscal 1999 to $3.1 million in the second quarter of fiscal 2000. The increase was partly the result of the Company realizing in August 2000 approximately $250 in revenue generated during a two-hour collectible show on QVC, a television home shopping channel, where the Company sold exclusive products commemorating the Pro Football Hall of Fame induction of Joe Montana.

     COSTS AND EXPENSES. Cost of sales increased $220, or 14%, over the same quarter in the prior year; however, as a percentage of wholesale revenue, cost of sales improved 2.3 percentage points from 67.6% in the second quarter of 2000 to 65.3% in the second quarter of fiscal 2001. The improvement relates to a slight change in the sales mix. Operating expenses increased 90.1% from $136 in the second three months of fiscal 2000 to $259 in the second three months of fiscal 2001, due primarily to timing of franchise promotional expenses (approximately $48 of increase) and increased travel and other expenses associated with the Company's efforts to raise funds through a private equity offering during the second quarter of fiscal 2001 (approximately $35 of the increase).

     General and administrative expenses increased 18.1% from $561 in the second three months of fiscal 2000 to $662 in the second three months of fiscal 2001. As a percentage of total revenue, general and administrative expenses were comparable in both quarters, at 21.4% and 21.3% for the second quarter of fiscal 2001 and 2000, respectively. Depreciation and amortization increased from $69 in second quarter of fiscal 2000 to $74 in second quarter of fiscal 2001 due to depreciation associated with assets purchased since September 1999.

     INTEREST EXPENSE, NET. Net interest expense was $132 for both the second quarter of 2000 and the second quarter of 2001.

     PROVISION FOR INCOME TAXES. At September 30, 2000, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 2000. However, a provision for state income taxes was provided for in the second quarter of fiscal 2001 and fiscal 2000 for applicable taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999.

     REVENUE. Total revenue increased $581, or 10.5%, from $5.5 million in the first six months of fiscal 2000 to $6.1 million in the first six months of fiscal 2001. The increase was partly the result of the Company realizing in August 2000 approximately $250 in revenue generated during a two-hour collectible show on QVC, a television home shopping channel, where the Company sold exclusive products commemorating the Pro Football Hall of Fame induction of Joe Montana.

     COSTS AND EXPENSES. Cost of sales increased $349, or 11%, over the same six months in the prior year; however, as a percentage of wholesale revenue, cost of sales improved slightly from 64.0% in the first six months of fiscal 2000 to 63.7% in the first six months of fiscal 2001. The improvement relates to a slight change in the sales mix. Operating expenses increased 79.4% from $365 in the first six months of fiscal 2000 to $655 in the first six months of fiscal 2001, due primarily to the timing of franchise promotional expenses. Promotional expenses increased approximately $141 over the same period in the prior year as a result of current year promotions with Major League Baseball, one of our key strategic partners added since June 1999.

     General and administrative expenses increased 19.5% from $1.1 million in the first six months of fiscal 2000 to $1.3 million in the first six months of fiscal 2001. As a percentage of total revenue, general and administrative expenses were 21.8% and 20.1% for the first half of fiscal 2001 and 2000, respectively. The slight increase relates to public and investor relations strategies implemented since June 1999. Depreciation and amortization increased from $135 in first six months of fiscal 2000 to $144 in first six months of fiscal 2001 due to depreciation associated with assets purchased since June 1999.

     INTEREST EXPENSE, NET. Net interest expense decreased slightly from $273 in the first six months of fiscal 1999 to $264 in the first six months of fiscal 2000.

     PROVISION FOR INCOME TAXES. At September 30, 2000, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 1999. However, a provision for state income taxes was provided for in the first half of fiscal 2001 and fiscal 2000 for applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's cash and cash equivalents were $315, compared to $229 at June 30, 2000 and $251 as of September 30, 1999. Accounts receivable at September 30, 2000 were $1.4 million compared to $1.4 million at June 30, 2000 and $1.1 million at September 30, 1999.

     Cash provided by operations amounted to $140 in the first six months of fiscal 2001, compared to cash used of $149 in the first six months of fiscal 2000. The change in cash provided by operating activities is primarily attributed to fiscal 2000 payments for accounts payable and accrued liabilities associated with the consolidation of DFC's and DPI's infrastructure during fiscal 2000.

     Investing activities, comprised of only capital expenditures, used $41 in the first six months of fiscal 2001, compared to $79 in same period of fiscal 2000. The capital expenditures in both periods relate to upgrades and purchases of computer equipment utilized in the Company's operations.

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

     The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and, beginning in November 2000 its long-term debt obligations require interest-only payments totaling $4 per month. The Company's management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

     Subsequent to the end of the second quarter of fiscal 2001, during October 2000 the Company filed a Form 8-K announcing that it raised $4.3 million in a private equity financing. The proceeds of the financing were used to retire $3.0 million of long-term debt and repurchase warrants owned by the lender. The retirement of that debt and termination of the warrant rights significantly improves the Company's financial condition and will allow for more aggressive growth. Elimination of the $3.0 million note also eliminates $420 of annual interest expense for the Company.

     Also subsequent to the end of the second quarter of fiscal 2001, the Company announced in November 2000 that it has established a formula-based revolving Line of Credit with Merrill Lynch Business Financial Services, Inc. for up to $3.5 million. The Line of Credit will be used for working capital purposes.

PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 attached.

     (b) On October 23, 2000, Registrant Filed Form 8-K reporting in Item 5 completion of a private financing and retirement of long-term debt and warrants.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Dreams, Inc.



Date   11/9/00                         /s/ Mark Viner
     -----------                       -----------------------------------
                                       Mark Viner, Chief Financial Officer

                                  EXHIBIT INDEX


                      Exhibit 27 - Financial Data Schedule