Form 10QSB
period 2000-12-31
DREAMS INC
filed 2001-02-13
CIK 810829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000


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


Check whether issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes /X/
                                                       No  / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
55,202,835
------------------

Transitional Small Business Disclosure Format (Check One): Yes / /  No /X/

                                  DREAMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet at December 31, 2000          3

              Condensed Consolidated Statements of Income for the three and
              nine month periods ended December 31, 2000 and 1999                4

              Condensed Consolidated Statements of Cash Flows for the nine
              month periods ended December 31, 2000 and 1999                     5

              Notes to Condensed Consolidated Financial Statements               6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                         8

SIGNATURES                                                                      12


DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
AS OF DECEMBER 31, 2000
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $    408
   Accounts receivable, net                                    1,819
   Inventories                                                 5,565
      Prepaid expenses and deposits                               92
                                                            --------
      Total current assets                                     7,884

PROPERTY AND EQUIPMENT, NET                                      232

INTANGIBLE ASSETS, NET                                         2,530
                                                            --------
TOTAL ASSETS                                                $ 10,646
                                                            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         $    819
   Accrued liabilities                                           614
   Borrowings under line of credit                             1,407
   Deferred franchise fees                                        35
                                                            --------
      Total current liabilities                                2,875
LONG-TERM DEBT, LESS CURRENT PORTION                             443
                                                            --------
TOTAL LIABILITIES                                              3,318
                                                            --------
COMMITMENTS AND CONTINGENCIES                                   --

STOCKHOLDERS' EQUITY:
   Common stock, no par value; authorized 100,000,000
      shares; 55,202,835 shares issued and outstanding        21,490
   Accumulated deficit                                       (14,162)
                                                            --------
      Total stockholders' equity                               7,328
                                                            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 10,646
                                                            ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                        For the nine months ended:          For the three months ended:
                                                        Dec. 31,          Dec. 31,          Dec. 31,           Dec. 31,
                                                         2000              1999              2000               1999
                                                     ------------       ------------      ------------       ------------
REVENUE                                              $     10,536       $      9,566      $      4,440       $      4,051
                                                     ------------       ------------      ------------       ------------
EXPENSES:
   Cost of sales                                            6,094              5,444             2,577              2,276
   Operating expenses                                       1,026                769               371                404
   General and administrative expenses                      2,032              1,745               706                635
   Depreciation and amortization                              194                204                50                 69
                                                     ------------       ------------      ------------       ------------
      Total expenses                                        9,346              8,162             3,704              3,384
                                                     ------------       ------------      ------------       ------------
INCOME BEFORE INTEREST AND TAXES                            1,190              1,404               736                667
                                                     ------------       ------------      ------------       ------------
Interest, net                                                 334                406                70                133
                                                     ------------       ------------      ------------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                      856                998               666                534

Current tax expense                                           100                150                76                100
Deferred tax expense                                         --                 --                --                 --
                                                     ------------       ------------      ------------       ------------
INCOME BEFORE EXTRAORDINARY ITEM                              756                848               590                434

EXTRAORDINARY ITEM:
   Early extinguishment of debt                              (489)              --                (489)              --
                                                     ------------       ------------      ------------       ------------
NET INCOME                                           $        267       $        848      $        101       $        434
                                                     ============       ============      ============       ============
EARNINGS PER SHARE:

   BASIC:   Income from continuing operations        $       0.02       $       0.02      $       0.01       $       0.01
                                                     ============       ============      ============       ============
            Net income                               $       0.01       $       0.02      $       0.00       $       0.01
                                                     ============       ============      ============       ============
            Weighted average shares outstanding        44,435,413         40,148,500        52,962,643         40,148,500
                                                     ============       ============      ============       ============
   DILUTED: Income from continuing operations        $       0.01       $       0.02      $       0.01       $       0.01
                                                     ============       ============      ============       ============
            Net income                               $       0.01       $       0.02      $       0.00       $       0.01
                                                     ============       ============      ============       ============
            Weighted average shares outstanding        51,786,469         47,111,314        56,053,433         47,111,314
                                                     ============       ============      ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                             Nine Months Ended
                                                                                December 31,
                                                                            2000           1999
                                                                           -------       -------
Net cash provided by operating activities                                  $    80       $   314
                                                                           -------       -------
   Cash flows from investing activities:
      Release of restricted cash                                              --            (325)
      Purchase of property and equipment                                       (77)          (97)
                                                                           -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                          (77)         (422)
                                                                           -------       -------
   Cash flows from financing activities:
      Proceeds from sale of stock                                            4,419          --
      Repayment of notes payable                                            (3,000)         --
      Repurchase of warrants                                                (1,250)         --
                                                                           -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      169          --
                                                                           -------       -------
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH          172          (108)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD              236           840
                                                                           -------       -------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD                $   408       $   732
                                                                           =======       =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

DREAMS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

DREAMS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED STATEMENTS - UNAUDITED
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

     Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectable accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at December 31, 2000 of approximately $108. The Company believes any credit risk beyond this amount would be negligible.

4.   INVENTORIES

     The components of inventories as of December 31, 2000 are as follows:

           Memorabilia products                 $ 4,101
           Licensed products                        972
           Acrylic cases and raw materials          542
                                                -------
                                                  5,615
           Less reserve for obsolescence            (50)
                                                -------
                                                $ 5,565
                                                -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Dreams, Inc. operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is a franchisor of Field of Dreams-Registered Trademark- retail units that sell sports and celebrity memorabilia products. DFC licenses the right to use the proprietary name Field of Dreams-Registered Trademark- from Universal Studios Licensing, Inc. ("USL"), formerly known as Universal Merchandising, Inc. As of December 31, 2000, there were 36 Field of Dreams-Registered Trademark-franchises operating in 20 states and in the District of Columbia.

     DPI is a wholesaler of sports memorabilia products and acrylic cases. It sells to a wide customer base, which includes internet companies, catalog companies and other retailers of sports and celebrity memorabilia products, including Field of Dreams-Registered Trademark-. Approximately, eleven percent of DPI's revenues are generated through sales to Field of Dreams-Registered Trademark- franchises. DPI is licensed by the National Football League and Major League Baseball as a distributor of autographed products. DEI was incorporated in fiscal 1999 and has been inactive since its inception.

     The Company believes that the factors that will drive the future growth of its business will be the opening of new franchised units and, to some extent, capitalizing on its relationships with certain entities, such as the National Football League, the National Basketball Association, Major League Baseball and Universal Studios, and with certain well-known athletes, as those relationships and agreements will allow. The Company plans to open approximately eight franchised units each of the next three fiscal years. There can be no assurance, however, that any such franchised units will open or that they will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999.

     REVENUE. Total revenue increased $389, or 9.6%, from $4.0 million in the third quarter of fiscal 2000 to $4.4 million in the third quarter of fiscal 2001. The increase was due to the continued development of business from existing customers, an overall increase in the Company's distribution channels and revenue generated from a QVC collectibles show the Company produced during the quarter, a new relationship entered into after June 2000. Additionally, the Company realized incremental sales during the quarter generated from its increased inventory selection. The Company entered into numerous exclusive autograph agreements with athletes during the quarter that has increased its inventory base significantly. Inventory increased $1.1 million during the quarter, or 27.2%, mostly relating to new product offerings associated with new athlete exclusive agreements. The increase in inventory was facilitated by the Company's $3.5 million line of credit entered into during the quarter.

     COSTS AND EXPENSES. Cost of sales increased $301, or 13.2%, over the same quarter in the prior year. As a percentage of wholesale revenue, cost of sales increased 3.8 percentage points from 61.7% in the third quarter of fiscal 2000 to 65.5% in the third quarter of fiscal 2001. The increase relates to a slight change in the sales mix and more accurately reflects the anticipated and historical annual cost of sales percentage. Operating expenses decreased 8.1% from $404 in the third three months of fiscal 2000 to $371 in the third three months of fiscal 2001 due primarily to a one-time charge of $30 in the prior quarter relating to the utilization of a consulting firm relating to the Company's internet initiative.

     General and administrative expenses increased 11.2% from $635 in the third quarter of fiscal 2000 to $706 in the third quarter of fiscal 2001. As a percentage of total revenue, general and administrative expenses were comparable in both quarters, at 15.9% and 15.7% for the third quarter of fiscal 2001 and 2000, respectively. Depreciation and amortization decreased from $69 in the third quarter of fiscal 2000 to $50 in third quarter of fiscal 2001 due to the elimination of amortization expense associated with debt issue costs written off during the quarter.

     INTEREST EXPENSE, NET. Net interest expense decreased from $133 in the third quarter of fiscal 2000 to $70 in the third quarter of fiscal 2001 due to the repayment of a $3.0 million note in October 2000 that resulted in interest savings to the Company.

     PROVISION FOR INCOME TAXES. At December 31, 2000, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 2000. However, a provision for state income taxes was provided for in the third quarter of fiscal 2001 and fiscal 2000 for applicable taxes.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1999.

     REVENUE. Total revenue increased $970, or 10.1%, from $9.5 million in the first nine months of fiscal 2000 to $10.5 million in the first nine months of fiscal 2001. The increase was due to the continued development of business from existing customers, an overall increase in the Company's distribution channels and revenue generated from two QVC collectibles shows the Company produced during the year, a new relationship entered into after June 2000.

     COSTS AND EXPENSES. Cost of sales increased $650, or 11.9%, over the same nine months in the prior year; however, as a percentage of wholesale revenue, cost of sales deteriorated slightly from 63.0% in the first nine months of fiscal 2000 to 64.5% in the first nine months of fiscal 2001. The change relates to a slight movement in the sales mix. Operating expenses increased 33.4% from $769 in the first nine months of fiscal 2000 to $1.0 million in the first nine months of fiscal 2001, due primarily to the timing of franchise promotional expenses. Promotional expenses increased approximately $176 over the same period in the prior year as a result of current year promotions with Major League Baseball, one of our key strategic partners added since June 1999.

     General and administrative expenses increased 16.4% from $1.7 million in the first nine months of fiscal 2000 to $2.0 million in the first nine months of fiscal 2001. As a percentage of total revenue, general and administrative expenses were 19.3% and 18.2% for the first nine months of fiscal 2001 and 2000, respectively. The slight increase relates to public and investor relations strategies implemented since June 1999. Depreciation and amortization decreased slightly from $204 in first nine months of fiscal 2000 to $194 in first nine months of fiscal 2001.

     INTEREST EXPENSE, NET. Net interest expense decreased 17.6% from $406 in the first nine months of fiscal 2000 to $334 in the first nine months of fiscal 2001. The Company paid off a $3.0 million note in October 2000 that required interest payments of $35 per month.

     PROVISION FOR INCOME TAXES. At December 31, 2000, the Company had available net operating loss carryforwards of approximately $4.6 million, which expire in various years beginning in 2007 through 2014. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of fiscal 2000. However, a provision for state income taxes was provided for in the first nine months of fiscal 2001 and fiscal 2000 for applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's cash and cash equivalents were $408, compared to $315 at September 30, 2000 and $696 as of December 31, 1999. Net accounts receivable at December 31, 2000 were $1.8 million compared to $1.4 million at September 30, 2000 and $1.4 million at December 31, 1999.

     Cash provided by operations amounted to $80 in the first nine months of fiscal 2001, compared to $314 in fiscal 2000. Investing activities for the first nine months of fiscal 2001 used $77 relating to purchases and upgrades of the Company's computer equipment.

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

     During October 2000 the Company filed a Form 8-K announcing that it raised $4.3 million in a private equity financing transaction. The proceeds of the transaction were used to retire $3.0 million of long-term debt and repurchase warrants owned by the lender. The retirement of that debt and termination of the warrant rights significantly improves the

Company's financial condition and will allow for more aggressive growth. Elimination of the $3.0 million note also eliminates $420 of annual interest expense for the Company.

     Also during the third quarter of fiscal 2001, the Company announced that it has established a formula-based revolving Line of Credit with Merrill Lynch Business Financial Services, Inc. for up to $3.5 million. The Line of Credit is being used for working capital purposes.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Dreams, Inc.


                                       Date  2/12/01
                                           -------------------------------

                                       /s/ Mark Viner
                                       -----------------------------------
                                       Mark Viner, Chief Financial Officer