Form 10KSB40
period 2001-03-31
DREAMS INC
filed 2001-06-28
CIK 810829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

                           ANNUAL REPORT PURSUANT TO
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Fiscal Year ended March 31, 2001

                                 Dreams, Inc.
                   -----------------------------------------
                 (Name of Small Business Issuer in its charter)

              Utah                                   87-0368170
  ---------------------------             -----------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


  2 South University Drive, Plantation, Florida                33324
----------------------------------------------------      -----------------
   (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (  954  )       377    -    0002
                           ---------   ---------    --------

Securities registered under Section 12(b) of the Act:

          Title of each class                 Name of each exchange on which
                                                each class is registered

                None                                      N/A
----------------------------------------      --------------------------

Securities registered under Section 12(g) of the Act:


                          Common stock, no par value
------------------------------------------------------------------------------
                               (Title of class)

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
                                              Yes    X      No
                                                   -----  ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                       -----

State issuer's revenues for its most recent fiscal year:    $15,012,000
                                                            -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Based on the closing price of the common stock quoted on the OTC Bulletin Board as reported on June 22, 2001 the aggregate market value of the 25,498,024 shares of common stock held by persons other than officers, directors and parties known to the Registrant to be the beneficial owner (as that term is defined under the runes of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was $15,043,834. By the foregoing statement, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of common stock of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,652,835.

Transitional Small Business Disclosure Format (check one): _____ Y    X  N
                                                                    -----

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

                               TABLE OF CONTENTS
                                  FORM 10-KSB

                                                                Page
                                                                ----
                                     Part I
                                     ------
Item 1     DESCRIPTION OF BUSINESS.............................    1

Item 2.    DESCRIPTION OF PROPERTY.............................    7

Item 3.    LEGAL PROCEEDINGS...................................    7

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    7

                                    Part II
                                    -------

Item 5.    MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................    8

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION...................................    9

Item 7.    FINANCIAL STATEMENTS................................   12

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE..............   32

                                    Part III
                                    --------

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT.................................   32

Item 10.    EXECUTIVE COMPENSATION.............................   34

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT..............................   37

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....   38

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K...................   38

SIGNATURES.....................................................   39

                                    Part I
                                    ------

Item 1.   Description of Business
          -----------------------

General.
-------

     Dreams, Inc. (the "Company") is a Utah Corporation which was formed in April 1980. During fiscal year ended March 31, 2001, the Company's primary lines of business were the offer and sale of Field of Dreams(R) franchises through its subsidiary Dreams Franchise Corporation ("DFC") and the manufacture and sale of sports and celebrity memorabilia products through DFC's wholly-owned subsidiary Dreams Products, Inc. ("DPI") which employs the trademark "Mounted Memories". There are currently 36 Field of Dreams(R) franchise stores open and operating. Additionally, three Area Development Agreements which are currently effective have been sold to franchisees. Included among the total 36 Field of Dreams(R) franchise stores are five franchised stores which have been opened pursuant to those three agreements. An additional seven franchised stores may be opened under those agreements. DPI has two manufacturing, distribution and warehousing facilities located in Sunrise, Florida and a distribution center in Denver, Colorado. See "Mounted Memories" for information regarding the reorganization of the Company which resulted in the acquisition of the assets and business now employed by DPI. See "Consolidated Financial Statements" for financial information.

Field of Dreams(R) Franchising Background.
-----------------------------------------

     The Company conducts its Field of Dreams(R) operations through its subsidiary DFC. DFC licenses certain rights from MCA/Universal Merchandising Inc. ("MCA") to use the name "Field of Dreams(R)" in connection with retail operations and catalog sales. Field of Dreams(R) is a copyright and trademark owned by Universal City Studios, Inc. with all rights reserved. Universal has authorized MCA to license the marks. Neither company is in any way related to or an affiliate of the Company. The Company does not own or operate any Field of Dreams(R) stores. The Company does not presently have a Field of Dreams(R) catalog.

Merchandising License Agreement.
-------------------------------

     DFC has acquired from MCA the exclusive license to use "Field of Dreams(R)" as the name of retail stores in the United States and a non-exclusive right to use the name "Field of Dreams(R)" as a logo on products. DFC has also licensed from MCA the exclusive right to sublicense the "Field of Dreams(R)" name to franchisees for use as a retail store name. The license agreement between DFC and MCA is referred to herein as the "MCA License". Under the terms of the MCA License, DFC is obligated to pay to MCA a 1% royalty based on gross sales of Field of Dreams(R) stores. DFC must pay MCA a $2,500 advance on royalties for each company-owned store which is opened. DFC is obligated to pay $5,000 to MCA upon the opening of each franchised store. The $5,000 fee is not an advance on royalties. DFC guarantees to pay MCA a minimum yearly royalty of $2,500 regardless of the amount of gross sales. The current term of the MCA License expires in 2005. DFC has successive five-year options to renew the MCA License. The MCA License requires DFC to submit all uses of the Field of Dreams(R) mark for approval prior to use. Ownership of the Field of Dreams(R) name remains with MCA and will not become that of DFC or the Company. Should DFC breach the terms of the MCA License, MCA may, in addition to other remedies, terminate DFC's rights to use the "Field of Dreams(R)" name. Such a termination would have a seriously adverse effect on DFC's and the Company's business.

     If DFC is in compliance with the terms of the MCA License and if MCA wishes to open and operate or license third parties to open and operate Field of Dreams(R) stores outside of the United States, DFC has a right of first refusal to obtain the license for such non-United States territory. The Company may exercise its right of first refusal by notifying MCA of its desire to undertake a proposed new territory and paying to MCA a non-refundable advance license fee of $10,000. Following such notice and payment, the Company and MCA must negotiate in good faith to reach a definitive license agreement for the additional territory. If the Company fails to send notification, make the $10,000 payment or if a definitive license cannot be reached, MCA may offer the new territory to another party.

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

Franchising.
-----------

     In June 1991 DFC began offering franchises for the development and operation of Field of Dreams(R) stores in the United States. The laws of each state vary regarding regulation of the sale of franchises. Certain states require compliance with the regulations of the Federal Trade Commission (the "FTC Regulations") prior to commencement of sales activity (the "FTC States"). Other states require compliance with specific additional registration procedures which vary in complexity. DFC is currently offering franchises in FTC States and a limited number of other states. It will offer franchises in other states as compliance with each states' regulation is completed. Compliance with the FTC Regulations and various state regulations requires preparation of an extensive offering circular and the filing of such circular in certain states. Compliance with some state regulations requires significant time in connection with satisfying comments of franchise offering circular examiners. Compliance with FTC Regulations and certain state laws significantly limits the means by which the Company offers and sells franchises. In the future, DFC intends to acquire from MCA the rights to open and franchise stores in Canada and other countries. As summarized below, DFC offers five types of franchises: Individual Standard Store ("Standard"), Individual Kiosk ("Kiosk"), Area Development ("Area Development"), Conversion ("Conversion"), and Seasonal ("Seasonal"). The Company does not depend on any one or a few franchisees for a material portion of its revenues. Royalties from the largest franchisee accounted for only one percent of the Company's consolidated revenues.

Standard Franchises:

     Pursuant to a Standard franchise, a franchisee obtains the right to open and operate a single Field of Dreams(R) store at a single specified location. Franchisees pay DFC $10,000 upon execution of a Standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC's general practice that the term of Standard franchise agreements concur with the term of the franchisee's lease. In addition to sublicensing the right to use the Field of Dreams(R) name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams(R) store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. The course is conducted at a DFC designated site. DFC also makes the same training available to a reasonable number of the franchisee's employees. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC loans to each franchisee a copy of its operations manual which sets out the policies and procedures for operating a Field of Dreams(R) store. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. DFC also reserves the right to change the name used in the system from Field of Dreams(R) to any other name and require all franchisees to discontinue any use of any aspect of the system or the name Field of Dreams(R). DFC has reserved this right in its franchise agreements to provide for the event that it determines that another name would be better for its franchise system, that the royalty it pays to MCA in connection with use of the name is excessive or if DFC should breach the terms of the MCA license and lose the right to use the Field of Dreams(R) name.

     DFC imposes certain controls and requirements on Field of Dreams(R) franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Franchisees are also required to contribute an additional 1.5% of gross revenues to a marketing and development fund which is administered by DFC for the promotion of the Field of Dreams(R) system. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. During its first 90 days of operation, each franchisee is required to spend a minimum of $2,500 for promotion and advertising. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams(R) name. Franchisees must commence operation of the franchised stores within 180 days after execution of the Standard franchise agreement. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and MCA as insured parties. Franchisee's rights under the Standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold.

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

Area Development:

     Under an Area Development agreement, DFC grants rights to develop a minimum of four Field of Dreams(R) stores in a designated area. The stores are required to be open pursuant to a specified time schedule. The Developer must execute separate Standard franchise agreements for each store as it is opened. Upon execution of the Area Development agreement, the Developer is required to pay DFC $5,000 for each store to be opened, with a minimum payment upon execution of $20,000. The Developer must obtain DFC's approval for each store site the Developer proposes to open. Developer then pays DFC an additional $20,000 for each store upon execution by the Developer of a lease for that store. Development Agreements are not transferrable without the consent of DFC.

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

Seasonal franchisees must pay the Company an initial fee of $2,500 for each seasonal location. As Seasonal franchises are open for a very limited period of time, DFC offers very limited service to such franchisees. Consequently, Seasonal franchises are available only to existing Field of Dreams(R) Franchisees.

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

Franchise Broker.
----------------

     DFC does not currently employ a franchise broker. The officers of DFC currently act as sales agents for Field of Dreams(R) franchises. The Company may engage an outside Franchise broker in the future. DFC advertises Field of Dreams(R) franchises in a very limited number of business magazines. Most persons expressing an interest in purchasing a Field of Dreams(R) franchise have visited a Field of Dreams(R) store and have subsequently contacted DFC.

Mounted Memories.
----------------

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

     MMI's customer base varies greatly and includes, for example, internet companies, traditional catalog retailers and retail stores which sell sports and celebrity memorabilia products and cases. Field of Dreams(R) franchise stores purchase products from MMI and have historically provided approximately eleven percent of MMI's revenues. No other customer provides greater than ten percent of MMI's total revenue.

     The sports memorabilia industry faces several challenges, most notably the assurance of product authenticity. Through its caution in only selling items produced internally or purchased from authorized agents, witnessed by an MMI representative, MMI avoids significant authenticity problems. MMI feels the way it has achieved a competitive advantage over its competitors is through accurate and timely shipping. MMI uses approximately 4,000 square feet of its warehousing facilities for shipping. MMI has achieved a significant positive reputation in its industry for timely and accurate shipments and commits to shipping orders within 72 hours of order receipt. Additionally, through the implementation of advanced and effective fulfillment techniques and processes, and utilization of the most current shipping software, MMI has experienced a very low breakage ratio over the past several years.

MMI Background.
--------------

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

Financing of MMI Acquisition.
----------------------------

     In connection with the purchase of the MMI assets, the Company and all of its subsidiaries borrowed $3.0 million from a lender ("Lender"), and granted to Lender warrants to purchase a number of shares of the Company's common stock. The long term debt was secured by all of the Company's assets. In October 2000, the Company utilized part of the proceeds from a $4.4 million private placement of its Common Stock to repay in full the $3.0 million loan and to repurchase and cancel all warrants issued to Lender.

Competition.
-----------

     DFC competes with other larger, more well-known and substantially better funded franchisors for the sale of franchises. Field of Dreams(R) stores compete with other retail establishments of all kinds. The Company believes that the principal competitive factors in the sale of franchises are franchise sales price, services rendered, public awareness and acceptance of trademarks and franchise agreement terms.

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

Employees.
---------

     The Company employs sixty-one (61) full-time employees and six (6) part-time employees.

Item 2.       Description of Property.
              -----------------------

     The Company leases approximately 30,500 square feet of office, manufacturing and warehouse space between four locations in Sunrise, Florida (approximately 23,000 square feet), Plantation, Florida (approximately 4,500 square feet), and Denver, Colorado (approximately 3,000 square feet). The Company's principal executive offices are located at its Plantation, Florida facility.

     The Company has two locations in Sunrise, Florida with leases that terminate in April 2003. Combined rent in Sunrise, Florida is approximately $17,700 per month plus certain expenses and escalates to approximately $19,700 in the final year.

     The Company's Plantation, Florida lease terminates in April 2002. Plantation, Florida rent is approximately $7,500 per month plus common area expenses.

     The Company's Colorado lease terminates in September 2002. Colorado rent is approximately $3,500 per month and escalates to approximately $3,800 per month in its final year.

Item 3.       Legal Proceedings.
              -----------------

     None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

     None.

                                    Part II
                                    -------

Item 5.        Market for Common Equity and Related Stockholder Matters.
               --------------------------------------------------------

     The Company's common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals. The high and low bids of the Company's common stock for each quarter during fiscal years ended March 31, 2000 and 2001 are as follows:

Fiscal Year Ended March 31, 2000:         High Bid Price  Low Bid Price
                                          --------------  -------------

          First Quarter                          $  .75            .312
          Second Quarter                            .512           .344
          Third Quarter                             .625           .25
          Fourth Quarter                           1.031           .25

     Fiscal Year Ended March 31, 2001:

          First Quarter                          $ 2.25            .781
          Second Quarter                           1.812           .75
          Third Quarter                            1.75            .937
          Fourth Quarter                           1.25            .438

     On June 22, 2001, the high bid price was $0.59 and the low bid price was $0.59 for the Company's common stock.

     Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     The records of Fidelity Transfer, the Company's transfer agent, indicate that there are three hundred sixty-six (366) record owners of the Company's common stock.

     The Company has paid no dividends in the past two fiscal years. The Company has no intention of paying dividends in the future.

     On October 12, 2000, the Company completed a private placement in which it issued 14,554,335 shares of its common stock for $4.4 million. The investors in the private placement were all accredited investors (within the meaning of Rule 501(a) of Regulation D), and included Roger Shiffman, a Director, John Walrod, the Company's Divisional President of Field of Dreams, and two individual franchise owners. The private placement was made in reliance on the exemption from the registration requirements under the Securities Act of 1933 set forth in
Section 4(2) of such Act and Rule 506 of Regulation D promulgated thereunder.

Item 6.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

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

GENERAL

     The Company's fiscal year ends each March 31, and the fiscal years ended March 31, 2001 and March 31, 2000 are referred to as "fiscal 2001" and "fiscal 2000", respectively.

     The Company operates through its wholly-owned subsidiary DFC and through DPI and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is the franchisor of Field of Dreams(R) retail units that sell sports and celebrity memorabilia products. As of June 20, 2001, there were 36 Field of Dreams(R) franchises operating in 18 states and in the District of Columbia.

     DPI is a wholesaler of sports memorabilia products and acrylic cases. It sells to a wide customer base, which includes internet companies, traditional catalog companies and other retailers of sports and celebrity memorabilia products, including Field of Dreams(R). Approximately 13 percent of DPI's revenues are generated through sales to Field of Dreams(R) franchises. DPI is licensed by the National Football League and Major League Baseball as a distributor of autographed products. DEI was incorporated in fiscal 1999 and has been inactive since its inception.

     The Company believes that the factors that will drive the future growth of its business will be through acquisitions of synergistic businesses, the opening of new Field of Dreams(R) units and, to some extent, capitalizing on our relationships with certain entities, such as the National Football League, Major League Baseball and Universal Studios, and with certain well-known athletes, as those relationships and agreements will allow. Consistent with its planned growth, the Company plans to resume opening Field of Dreams stores on an annual basis. There can be no assurance, however, that any such units will open or that they will be successful.

RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

     Revenues. Total revenues increased 12.0% from $13.4 million in fiscal 2000 to $15.0 million in fiscal 2001.

     Retail and wholesale revenues increased 7.9% from $12.1 million in fiscal 2000 to $13.1 million in fiscal 2001, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company's distribution channels. DPI increased its sales staff by 40% in late fiscal 2001 and we plan to expand further in fiscal 2002 in an effort to continue increasing sales.

     Franchise fees and royalty revenues increased 5.2% from $1.2 million in fiscal 2000 to $1.3 million in fiscal 2001. The base number of franchises was similar throughout both fiscal years.

     The Company realized approximately $600,000 in revenues generated through athlete representation and marketing fees, a new line of business entered into after December 2000. We are experimenting with representation and corporate marketing of athletes to assess whether it can be an on-going business for the Company. We feel that it is a natural extension of our overall business because of our relationships with athletes, corporations and other entities. As a result of the initial success, we anticipate continuing in our efforts in these new revenue-generating areas.

     Costs and expenses. Cost of sales for wholesale and retail products were $8.6 million in fiscal 2001 versus $8.0 million in fiscal 1999. As a percentage of wholesale and retail revenues, cost of sales was comparable to the prior year (65.8% in fiscal 2001 versus 65.9% in fiscal 2000). Operating expenses increased 39.8% from $1.1 million in fiscal 2000 (8.1% of total revenue) to $1.5 million in fiscal 2001 (10.1% of total revenue). The increase mostly relates to greater promotional expenses associated with new and creative efforts to promote and advertise events throughout the Field of Dreams chain.

     General and administrative expenses increased 11.2% from $2.5 million in fiscal 2000 to $2.8 million in fiscal 2001. However, as a percentage of total revenue, fiscal 2001 was comparable to prior year (18.5% versus 18.6%). Depreciation and amortization increased slightly from $274,000 in fiscal 2000 to $278,000 in fiscal 2001.

     Interest expense, net. Net interest expense decreased 37.5% from $538,000 in fiscal 2000 to $336,000 in fiscal 2001, due primarily to the elimination of a $3.0 million note payable in October 2000 which had monthly interest of $35,000 (see Liquidity and Capital Resources).

     Provision for income taxes. At March 31, 2001, the Company had available net operating loss carry-forwards of approximately $3.0 million, which expire in various years beginning in 2009 through 2018. Accordingly, a valuation allowance was provided for the full amount of federal taxes as of the end of both fiscal 2000 and fiscal 2001. However, a provision for state income taxes was provided for in both fiscal 2000 and fiscal 2001 for applicable taxes. See Note 9 to the Consolidated Financial Statements of the Company.

     Extraordinary item. The Company recognized a one-time, net extraordinary charge of $465,000 during fiscal 2001 relating to the early extinguishment of debt in October 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's cash and cash equivalents were $190,000, compared to $203,000 at March 31, 2000. Net accounts receivable at March 31, 2001 were $1.9 million compared to $1.6 million at March 31, 2000.

     Cash used by operations amounted to $2.1 million for fiscal 2001, compared to $150,000 in fiscal 2000. The net borrowings against our line of credit, which was classified in the financing section of the Statement of Cash Flows, was $2.0 million at March 31, 2001. The line of credit is used for working capital purposes. The net cash used by operations, including line of credit borrowings, was $84,000 in fiscal 2001.

     During October 2000 the Company filed a Form 8-K announcing that it raised $4.4 million in a private equity financing transaction. The proceeds of the transaction were used to retire $3.0 million of long-term debt and repurchase warrants owned by the lender. The retirement of that debt and termination of the warrant rights significantly improved the Company's financial condition and will allow for more aggressive growth. Elimination of the $3.0 million note also eliminated $420,000 of annual interest expense for the Company.

     The Company presently does not operate or own any Field of Dreams(R) units. We plan to sell franchised units to prospective and current third-party franchisees in fiscal 2002 and beyond. There are no major capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations or other demands or commitments for which payments become due after the next 12 months.

     The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and its long-term debt obligations require payments totaling approximately $8,000 per month. The Company's management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

Item 7.     Financial Statements.
            --------------------

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Dreams, Inc.

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and subsidiaries as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Margolies, Fink and Wichrowski
    Certified Public Accountants

Pompano Beach, Florida
May 22, 2001

Dreams, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, except earnings per share amounts)

                                              March 31,   March 31,
                                                2001        2000
                                                ----        ----
ASSETS
------

Current assets:
 Cash and cash equivalents                     $    190    $    203
 Restricted cash                                      -          33
 Accounts receivable, net                         1,948       1,577
 Notes receivable                                   188           -
 Inventories                                      6,643       4,029
 Prepaid expenses and deposits                      232          75
                                               --------    --------
  Total current assets                            9,201       5,917

Property and equipment, net                         255         195
Intangible assets, net                            2,495       2,635
Deferred loan costs, net                              -         215
Debt issuance costs, net                              -         353
                                               --------    --------

                                               $ 11,951    $  9,315
                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                              $  1,567    $  1,132
 Accrued liabilities                                316         690
 Current portion of long-term debt                   44           -
 Borrowings against line of credit                1,982           -
 Deferred franchise fees                             35          95
                                               --------    --------
  Total current liabilities                       3,944       1,917

Long-term debt, less current portion                383       3,443
Detachable stock warrants                             -         300
                                               --------    --------
  Total liabilities                               4,327       5,660
                                               --------    --------

Commitments and contingencies                         -           -

Stockholders' equity :
 Common stock, no par value; authorized
 100,000,000 shares; issued 55,252,835 and
 40,148,500 shares, respectively                 22,021      18,084
 Accumulated deficit                            (13,900)    (14,429)
                                               --------    --------
                                                  8,121       3,655
 Less: deferred compensation                       (497)          -
                                               --------    --------
  Total stockholders' equity                      7,624       3,655
                                               --------    --------

                                               $ 11,951    $  9,315
                                               ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended March 31, 2001 and 2000
(Dollars in Thousands, except earnings per share amounts)

                                                     Fiscal        Fiscal
                                                      2001          2000
                                                  -----------   -----------
Revenues:
  Retail / Wholesale                                 $ 13,081      $ 12,128
  Management fees                                         598             -
  Franchise fees and royalties                          1,324         1,258
  Other                                                     9            20
                                                  -----------   -----------
    Total revenues                                     15,012        13,406
                                                  -----------   -----------

Expenses:
  Cost of sales                                         8,606         7,995
  Cost of sales - athlete appearance costs                421             -
  Operating expenses                                    1,521         1,088
  General and administrative expenses                   2,774         2,495
  Depreciation and amortization                           278           274
                                                  -----------   -----------
    Total expenses                                     13,600        11,852
                                                  -----------   -----------

Income from continuing operations before interest,
 income taxes and extraordinary item                    1,412         1,554

Interest, net                                             336           538
                                                  -----------   -----------

Income from continuing operations before
 income taxes and extraordinary item                   1,076         1,016

Income taxes:
  Current tax expense                                    473           452
  Deferred tax expense                                  (391)         (372)
                                                 -----------   -----------

Income before extraordinary item                         994           936

Extraordinary item:
  Loss on early extinguishment of debt,
   net of income tax benefit of $ 24                    (465)            -
                                                 -----------   -----------
Net income                                       $       529   $       936
                                                 ===========   ===========

Earnings per share:
Basic:Income from continuing operations          $      0.02   $      0.02
                                                 ===========   ===========
     Extraordinary item                          $    ( 0.01)  $         -
                                                 ===========   ===========
     Net income                                  $      0.01   $      0.02
                                                 ===========   ===========
     Weighted average shares outstanding          47,102,723    40,148,500
                                                 ===========   ===========

Diluted: Income from continuing operations       $      0.02   $      0.02
                                                 ===========   ===========
     Extraordinary item                          $     (0.01)  $         -
                                                 ===========   ===========
     Net income                                  $      0.01   $      0.02
                                                 ===========   ===========
     Weighted average shares outstanding         53,158,810    47,110,730
                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2001 and 2000
(Dollars in Thousands, except earnings per share amounts)

                                 Total
                                 Shares       Common     Accumulated     Deferred    Stockholders'
                              Outstanding      Stock       Deficit     Compensation     Equity
                              ------------  -----------  ------------  ------------  -------------

Balance at April 1, 1999       40,148,500    $   18,084      $(15,365) $          -         $2,719

Net income for the year
  ended March 31, 2000                  -             -           936             -            936
                               ----------    ----------  ------------  ------------  -------------

Balance at March 31, 2000      40,148,500        18,084       (14,429)            -          3,655

Common stock sold              14,554,335         4,356                                      4,356

Repurchase of redeemable
   warrants                                        (950)                                      (950)

Shares issued for services        550,000           531                         (497)           34

Net income for the year
  ended March 31, 2001                  -             -           529              -           529
                               ----------    ----------  -------------   ------------  -----------

Balance at March 31, 2001      55,252,835    $   22,021  $    (13,900)   $      (497)  $     7,624
                               ==========    ==========  =============   ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2001 and 2000
(Dollars in Thousands, except earnings per share amounts)

                                                                     Fiscal      Fiscal
                                                                      2001        2000
                                                                     ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $    529    $    936
      Adjustments to reconcile net income to net cash used
       in operating activities:
        Depreciation and amortization:
         Property and equipment                                          55          40
         Goodwill                                                       140         136
         Deferred compensation                                           34           -
         Debt issuance and debt discount costs                           79         158
        Extraordinary item                                              489           -
        Provision for losses on accounts and notes receivable           (10)       (103)
      Change in assets and liabilities:
        Increase in accounts receivable                                (371)       (208)
        Increase in inventories                                      (2,614)     (1,205)
        Increase in prepaid expenses                                   (157)        (41)
        (Increase) decrease in notes receivable                        (188)         19
        Increase in accounts payable                                    435         249
        Decrease in accrued liabilities                                (374)       (175)
        Decrease in deferred franchise fees                             (60)        (33)
        Other                                                           (53)         77
                                                                   ---------   ---------

        Net cash used in operating activities                        (2,066)       (150)
                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Release of restricted cash                                          -        (325)
      Purchase of property and equipment                               (115)       (115)
                                                                   ---------   ---------

        Net cash used in investing activities                          (115)       (440)
                                                                   ---------   ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from line of credit                                1,982           -
      Proceeds from sale of stock                                     4,419           -
      Repurchase of warrants                                         (1,250)          -
      Repayments on notes payable                                    (3,016)          -
      Financing costs capitalized                                         -         (14)
                                                                   ---------   ---------

        Net cash provided by (used in) financing activities           2,135         (14)
                                                                   ---------   ---------

Net decrease in cash, cash equivalents and restricted cash              (46)       (604)

Cash, cash equivalents and restricted cash at beginning of period       236         840
                                                                   ---------   ---------

Cash, cash equivalents and restricted cash at end of period        $    190    $    236
                                                                   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


1. Nature of Business and Summary of Significant Accounting Policies

   Description of Business

   Dreams, Inc. (the "Company") operates through its wholly-owned subsidiary, Dreams Franchise Corporation ("DFC") and through Dreams Entertainment, Inc. ("DEI") and Dreams Products, Inc. ("DPI"), wholly-owned subsidiaries of DFC. DFC is in the business of selling Field of Dreams retail store franchises and generates revenues through the sale of those franchises and continuing royalties. DEI was incorporated in fiscal 1999 and has been inactive since inception, and as of March 31, 2001. DPI is a wholesaler of sports memorabilia products and acrylic cases. DPI pays annual fees to Major League Baseball and the National Football League which officially licenses DPI's baseball and football memorabilia products.

   Basis of Presentation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Results of operations of acquired companies accounted for as purchases are included from their respective dates of acquisition. The fiscal years ended March 31, 2001 and March 31, 2000 are herein referred to as "fiscal 2001" and "fiscal 2000", respectively.

   Cash and Cash Equivalents

   Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

   Restricted Cash

   Field of Dreams franchisees pay advertising royalties to DFC to be used for designated franchise advertising and promotional activities. These restricted funds are held by the Company. Restricted cash relating to advertising royalties paid by franchisees was $0 and $33 at March 31, 2001 and 2000, respectively.

   Accounts Receivable

   The Company's accounts receivable principally result from uncollected royalties and advertising royalties from Field of Dreams franchisees and from credit sales to third-party customers.

   Retail and Wholesale Revenues

   Retail and wholesale revenues are recognized as the products are sold and shipped to customers. DPI had wholesale sales to Field of Dreams franchises of $1.7 million and $1.3 million in fiscal 2001 and 2000, respectively.



                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


1. Nature of Business and Summary of Significant Accounting Policies (Continued)

   Franchise Fees and Royalty Revenues

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

   Intangible Assets

   The excess of cost over the fair value of net assets of purchased companies (goodwill and trademarks) are being amortized by the straight-line method over 20 years. As of March 31, 2001, unamortized intangible assets were $2.5 million, net of accumulated amortization of $328. Goodwill and other intangibles are reassessed annually to determine whether any potential impairment exists.

   Costs relating to the issuance of debt were capitalized and amortized over the term of the related debt. The unamortized portion of the debt issuance costs comprise a portion of the extraordinary loss on the early debt retirement.

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


                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


1. Nature of Business and Summary of Significant Accounting Policies (Continued)

   Fair Value of Financial Instruments

   The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company's notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2001 and 2000, the aggregate fair value of the Company's notes payable and long-term debt approximated its carrying value.

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

   Net Income Per Share

   Prior to fiscal 1999, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by the Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted EPS was computed by dividing net income by the sum of the weighted average of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued.

   Stock Based Compensation

   Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," is effective for fiscal years beginning after December 15, 1995. Statement No. 123 provides companies with a choice to follow the provisions of No. 123 in determination of stock based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide pro forma disclosure as required by Statement No. 123 in the notes to the consolidated financial statements.



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

   Reclassification

   Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 2001 presentation.

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

   Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at March 31, 2001 and March 31, 2000 of approximately $86 and $108, respectively. The Company believes any credit risk beyond this amount would be negligible.



                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


3.   Inventories

     The components of inventories are as follows:

                                               March 31,   March 31,
                                                 2001        2000
                                                 ----        ----

          Memorabilia products                  $5,404      $3,147
          Licensed products                        829         572
          Acrylic cases and raw materials          510         360
                                                ------      ------
                                                 6,743       4,079
          Less reserve for obsolescence           (100)        (50)
                                                ------      ------

                                                $ 6,643     $4,029
                                                =======     ======

4.   Property and Equipment

     The components of property and equipment as of March 31 are as follows:

                                                2001        2000
                                                ----        ----



          Leasehold improvements               $    30     $   26
          Machinery and equipment                   95         76
          Office and other equipment               432        340
          Transportation equipment                  47         47
                                                ------      -----
                                                   604        489
          Less accumulated depreciation
          and amortization                        (349)      (294)
                                                ------      -----

                                               $   255     $  195
                                                ======     ======

5.   Line of Credit

     The Company entered into a formula-based revolving line of credit during fiscal 2001. The line of credit allows the Company to borrow up to $3.5 million for working capital purposes. The balance outstanding as of March 31, 2001 was approximately $2.0 million. The line of credit carries a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day "Dealer Commercial Paper" rate. The average thirty day rate approximated 6.5% during fiscal 2001. Interest expense on the line of credit approximated $36 during fiscal 2001. The agreement contains certain financial covenants that require the Company to maintain minimum tangible net worth and cash flows. The Company was in compliance with these financial covenants as of March 31, 2001.

                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


6. Accrued Liabilities

  Accrued liabilities consisted of the following at March 31:


                                                            2001     2000
                                                          ------   ------

     Payroll costs (including commissions)                $   74   $  164
     Interest                                                  -       35
     Sales taxes                                              29       19
     Income taxes, penalties, and interest (see Note 9)        -      313
     Royalties                                               177       30
     Other                                                    36      129
                                                          ------   ------

                                                          $  316   $  690
                                                          ======   ======

7. Long-Term Debt

   Long-term debt consists of the following at March 31:

                                                                   2001   2000
                                                                   ----   ----
     Note payable to a lending institution at 14% interest,
      with monthly interest only payments of $35 through
      November 2003.  Principal balance of $3.0 million due
      November 2003.  Secured by all of the assets of the
      Company and Company stock pledged by the
      Company's Chairman, President and other key
      employees, family members and associated persons
      and entities. The note was repaid on October 12, 2000.  $     -    $3,000


     Note payable to an individual at 12% interest, with
      principal and interest payments of $8 through
      November 2007, and is secured through a personal
      guarantee of the Company's Chairman.                        427       443
                                                               ------    ------

                                                                  427     3,443
     Less current portion                                         (44)      (-)
                                                               ------    ------

                                                              $   383    $3,443
                                                               ======    ======



                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


7. Long-Term Debt (Continued)

   Future maturities of long-term debt are summarized as follows:



                 Fiscal year
                 -----------

                    2002            $      44
                    2003                   49
                    2004                   55
                    2005                   63
                    2006                   70
                    Thereafter            146
                                    ---------

                                    $     427
                                    =========

8.  Stockholders' Equity

    Common Stock
    The Company sold 14,554,335 shares of its common stock during October, 2000, in a private transaction. The stock was sold at an average of $0.30 per share, and provided net proceeds of approximately $4.4 million to the Company. These proceeds were used to retire $3.0 million of long-term debt and repurchase stock warrants owned by the lender.

    On January 1, 2001, the Company issued 50,000 shares of its common stock in conjunction with a personal services contract, for a term of two years. Deferred compensation in the amount of $63 (fair market value was $1.25 on that date), was recorded and will be amortized over the term of the contract.

    On January 17, 2001, the Company issued 500,000 shares of its common stock in conjunction with a personal services contract, for a term of three years. Deferred compensation in the amount of $469 (fair market value was $0.94 on that date), was recorded and will be amortized over the term of the contract.

     Warrants
     The Company had granted the lending institution which loaned the Company $3.0 million in fiscal 1999 warrants to purchase approximately 6,658,000 shares of the Company's common stock. During fiscal 2001, these warrants were repurchased by the Company for $1.3 million, when the debt was retired.


                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


8. Stockholders' Equity (Continued)

   Stock Options

   During fiscal 1999, the Company's Board of Directors adopted a stock option plan for certain employees and franchisees ("Optionees") whereby Optionees are granted the right to purchase shares of the Company's common stock at a price of 100% of the fair market value of the shares at the date of grant, 110% in the case of a holder of more than 10% of the Company's stock. The options generally vest between two and five years.

   Transactions and other information relating to the plan are summarized as follows:

                                               Stock Options
                                               -------------
                                          Shares    Wtd. Avg. Price
                                        ----------  ----------------

       Outstanding at April 1, 1999       950,000          $.38
          Granted                       2,500,250          $.25
          Exercised                             -
                                        ---------

       Outstanding at March 31, 2000    3,450,250          $.29
          Granted                         225,000          $.75
          Exercised                             -
          Expired/Canceled               (450,000)         $.25
                                        ---------

       Outstanding at March 31, 2001    3,225,250          $.36
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

     On September 4, 1998, the Company issued options to purchase 250,000 shares at $.4375 per share to an employee and officer of the Company. The options expire on October 1, 2003. The options vest ratably over three years beginning on the first anniversary date of the grant.



                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


8. Stockholders' Equity (Continued)

     On January 1, 1999, the Company issued options to purchase 200,000 shares at $.1875 per share to an employee of the Company. The options expire on January 1, 2002 and 100,000 were exercisable upon issuance. These options were canceled on October 12, 2000.

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

     On January 31, 2000, the Company issued options to purchase 250,000 shares at $.25 per share to a consultant of the Company. The options expire on January 31, 2005 and 125,000 were exercisable upon issuance. The remaining 125,000 vest on the first anniversary date of the grant.

     On February 1, 2000, the Company granted options to purchase 250,000 shares at $.30 per share to a consultant of the Company. The options expired on March 31, 2001.

     On September 6, 2000, the Company granted options to purchase 125,000 shares at $.75 per share in conjunction with an exclusive services agreement that was entered into with an outside individual and his agent. The options expire on September 6, 2003.

     On November 1, 2000, the Company granted options to purchase 100,000 shares at $.75 per share in conjunction with a personal services agreement that was entered into with an outside individual. The options expire on December 31, 2003.



                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


8. Stockholders' Equity (Continued)

   The following table summarizes information about all of the stock options outstanding at March 31, 2001:


                            Outstanding options             Exercisable options
                     ------------------------------------  ---------------------
                                  Weighted
                                   average
      Range of                    remaining     Weighted               Weighted
   exercise prices    Shares     life (years)  avg. price   Shares    avg. price
   ---------------   ---------   ------------  ----------  ---------  ----------
   $ .15 - .25       2,250,250      2.40         $  .25    1,950,125     $ .25
     .26 - .75         975,000      1.88            .51      741,666       .53

   ------------      ---------   -------         ------    ---------     -----
   $ .15 - .75       3,225,250      2.24         $  .33    2,691,791     $ .33
   ============      =========   =======         ======    =========     =====

   For purposes of the following pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2001and 2000: no dividend yield; volatility of .61% and 113%; risk-free interest rate of 6% and 7%; and an expected term of five years. The weighted average Black-Scholes value of options granted during fiscal 2001 and 2000 was $.52 and $.98, respectively, per option. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's pro forma net income and pro forma net income per share would have been as indicated below:


                                     Fiscal         Fiscal
                                      2001           2000
                                    --------       --------
       Net income -
        As reported                 $    529       $    936
                                    ========       ========

        Pro forma                   $    546       $    300
                                    ========       ========

       Basic income per share -
        As reported                 $    .01       $    .02
                                    ========       ========

        Pro forma                   $    .01       $    .01
                                    ========       ========

       Diluted income per share -
        As reported                 $    .01       $    .02
                                    ========       ========

        Pro forma                   $    .01       $    .01
                                    ========       ========


                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


9. Income Taxes

     The provision (benefit) for income taxes consisted of the following:

                                                        Fiscal    Fiscal
                                                         2001      2000
                                                       --------  -------
     Current:
       Federal tax expense                             $   407   $   387
       State tax expense                                    66        65
     Deferred:
       Federal tax expense                                (391)     (372)
       State tax expense                                     -         -
                                                       -------   -------

                                                       $    82   $    80
                                                       =======   =======

     The Company's deferred tax balances consist of the following at March 31:

                                                        Fiscal    Fiscal
                                                         2001      2000
                                                       --------  -------
     Deferred tax assets:
       Net operating loss carryforward                 $   998   $ 1,247
       Accrued liabilities                                   -        89
       Deferred revenue                                     14        37
       Inventory capitalization adjustment                  62        18
       Allowance for doubtful accounts                      34        24
                                                       -------   -------
                                                         1,108     1,415
     Deferred tax liability:
       Deferred loan costs                                 (82)        -
       Goodwill amortization                               (10)       (8)
       Accelerated depreciation for tax purposes            (9)       (9)
                                                       -------   -------
                                                         1,007     1,398

     Valuation allowance                                (1,007)   (1,398)
                                                       -------   -------

                                                       $     -   $     -
                                                       ========  =======

     SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2001, a valuation allowance for the full amount of the net deferred tax asset was recorded because of pre-2001 losses and uncertainties as to the amount of taxable income that would be generated in future years. The net change in the valuation allowance for the years ended March 31, 2001 and 2000 was $391 and $372, respectively.



                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


9.  Income Taxes (Continued)

    A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate for the years ended March 31, 2001 and 2000 is as follows:


                                                      2001    2000
                                                      ----    ----

          Federal income taxes at statutory rate        34%     34%
          State taxes, net of federal benefit            6       6
          Net operating loss carryforwards             (34)    (34)
          Extraordinary item                            (2)      -
          Other                                          4       2
                                                      ----    ----
                                                         8%      8%
                                                      ====    ====

    The Company at March 31, 2001 and 2000 had $10 and $263, respectively, owing to certain states for income taxes, penalties and fees, and interest. The amount has been accrued by the Company and is included in accrued liabilities (see Note 6).

    At March 31, 2001, the Company had available net operating loss carryforwards of approximately $3.0 million which expire in various years beginning in 2009 through 2018.

    The Company closed operations of its B.B. O'Brien's sports bar ("BB's") during July 1995. Since operations have ceased, it is doubtful that these tax benefits will ever be realized. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards that could be utilized. BB's had pre-acquisition tax net operating loss carryforwards which arose prior to becoming a member of the consolidated group on November 1, 1990, which were available to offset future taxable income of BB's. The possible benefit to be recognized from the realization of these amounts has not been recorded, as there is no assurance as to their ultimate realization. The tax benefits, which may ultimately be realized, are limited to approximately $100 per year. BB's pre-acquisition tax net operating loss carryforwards total approximately $1.5 million, which expire in various years through 2005.

10. Commitments and Contingencies

    As of March 31, 2001, the Company leases office and warehouse space under operating leases in Florida (approximately 31,000 square feet) and Colorado (approximately 3,000 square feet). The leases for these four facilities expire at various dates through April 2003. Rent expense charged to operations for fiscal 2001 and fiscal 2000 was approximately $300 and $226, respectively.



                                                                     (Continued)

Dreams, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except earnings per share amounts)


10. Commitments and Contingencies (Continued)

    The aggregate minimum annual lease payments under noncancellable operating leases are as follows:

                    Fiscal
                    ------

                    2002                       $ 336
                    2003                         344
                    2004                          28
                                               -----
          Total minimum lease commitments      $ 708
                                               =====

    The Company has executed employment agreements with several of its key employees. The most significant agreement is with its President. This employment agreement, which expires in November 2003, calls for a salary of $250 per year and an annual car allowance of $10.

11. Related Party Transactions

    The Company's Chairman has made advances to the Company in the past, which were non-interest bearing and payable upon demand. These net advances totaled $0 and $52 at March 31, 2001 and 2000, respectively, and have been included in accrued liabilities on the balance sheet for those respective dates.

12. DFC Franchise Information

    DFC licenses the right to use the proprietary name Field of Dreams from Universal Studios Licensing, Inc. ("USL"), formerly known as Universal Merchandising, Inc. Pursuant to the license agreement, DFC pays USL one percent of each company-owned unit's gross sales, with a minimum annual royalty of $3 per store. DFC pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit's gross sales. This $5 fee is not an advance against royalties. At March 31, 2001, DFC had 37 units owned by franchisees and had no company-owned units.

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


12. DFC Franchise Information (Continued)

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

    DFC is required to indemnify USL from certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions of DFC. DFC is required to maintain insurance coverage of $3 million per single incident. The coverage must name USL as an insured party. At March 31, 2001, DFC had the required insurance coverage.

    The Company has entered into a continuing guarantee agreement with USL, whereby the Company has guaranteed the full and prompt payment to USL of all amounts due under this agreement. Royalty expense for the years ended March 31, 2001 and 2000 was $186 and $188, respectively.

    DFC franchise activity is summarized as follows for the years ended March
    31:

                                                 2001     2000
                                                 ----     ----
          In operation at year end                37       35
          Opened during the year                   4        6
          Closed during the year                   2        5
          Under development at year end            -        1

13. Supplemental Cash Flow Information

    Cash paid for interest during fiscal 2001 and 2000 was $309 and $480, respectively. The Company paid $118 during fiscal 2001 and $104 during fiscal 2000 for income taxes. There were no non-cash items in fiscal 2000. The information for fiscal 2001 is detailed as follows:

          Issuance of common stock in exchange for services    $    531
                                                               ========

Item 8.   Changes In and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

     None.

                                   Part III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance With Section 16(a) of the Exchange Act.
          --------------------------------------------------

     Directors and Officers.  The Directors and Executive Officers of the
     ----------------------
Company and the positions held by each of them are as follows. All directors serve until the Company's next annual meeting of shareholders.


                                     Serving as
                                     Director of        Position Held With
     Name                       Age  the Company Since  the Company
     -------------------------------------------------------------------------

     Sam D. Battistone           61         1983        Chairman/Director

     Ross Tannenbaum             39         1998        President/CEO/Director

     Dan Marino                  39         2000        Director of Business
                                                        Development/Director

     Dale Larsson                57         1999        Director

     Mark Viner                  34            -        Secretary/Treasurer/
                                                        Chief Financial Officer

     Roger Shiffman              48         2000        Director

     Biographical Information.
     ------------------------

     Sam D. Battistone.  For more than the past five years, Sam D. Battistone
     -----------------
has been majority shareholder, Chairman, Chief Executive Officer, and a Director of the Company. Mr. Battistone served as president until November, 1998. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory committee of the Board of Governors of the NBA. He held that position until the Company sold its interest in the team. He served as a founding director of Sambo's Restaurants, Inc. and in each of the following capacities, from time to time, from 1967 to 1979: President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors. During that period, Sambo's grew from a regional operation of 59 restaurants to a national chain of more than 1,100 units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association.

     Ross Tannenbaum.  Mr. Tannenbaum has served as President and a Director of
     ---------------
the Company since November 1998. From August 1994 to November 1998, Mr. Tannenbaum was President, director and one-third owner of MMI. From May 1992 to July 1994, Mr. Tannenbaum was a co-founder of Video Depositions of Florida.
From 1986 to 1992, Mr. Tannenbaum served in various capacities in the investment banking division of City National Bank of Florida.

     Dan Marino.  Dan Marino is one of the most recognizable and popular sports
     ----------
figures in the entire world and has served as the Company's Director of Business Development since January 2000. In April 2000, Mr. Marino announced his retirement from professional football after 17 consecutive seasons with the Miami Dolphins of the National Football League. He holds twenty NFL records and is considered by many as the most prolific passer in NFL history. His ongoing work for the community is centered on the Dan Marino Foundation for children's charities of South Florida.

     Dale E. Larsson.  For more than five years until September 1998, Dale E.
     ---------------
Larsson was the Secretary-Treasurer. Mr. Larsson has been a Director of the Company for over five years. Mr. Larsson was re-elected a director in August 1999. Mr. Larsson graduated from Brigham Young University in 1971 with a degree in business. From 1972 to 1980, Mr. Larsson served as controller of Invest West Financial Corporation, a Santa Barbara, California based real estate company. From 1980 to 1981, he was employed by Invest West Financial Corporation as a real estate representative. From 1981 to 1982, he served as the corporate controller of WMS Famco, a Nevada corporation based in Salt Lake City, Utah, which engaged in the business of investing in land, restaurants and radio stations.

     Mark Viner.  Mr. Viner has been Secretary, Treasurer and Chief Financial
     ----------
Officer of the Company since September 1998. He is a Certified Public Accountant. From June 1994 to October 1997, Mr. Viner was the Director of Financial Reporting for Planet Hollywood International, Inc. and was instrumental in every phase of that company's 1996 initial public offering.
From May 1992 to May 1994, Mr. Viner was a financial manager for the Walt Disney Company, responsible for all financial activities of Pleasure Island, a $75 million nighttime entertainment district.

     Roger Shiffman.  Mr. Shiffman has served as a director since October 2000.
     --------------
Mr. Shiffman is the Chief Executive Officer and President of Tiger Electronics, Ltd., a wholly owned subsidiary of Hasbro, Inc. (NYSE: HAS), a worldwide leader in children's and family leisure time entertainment products and services. Mr. Shiffman received a bachelor degree in marketing from the University of Illinois. Mr. Shiffman is active in several charitable foundations and currently serves on the International board of Directors of the Starlight Children's Foundation.

     During fiscal year 2001, the Board of Directors acted by unanimous consent on five occasions.

     Committees of the Board of Directors.  The Board of Directors does not have
     ------------------------------------
an Audit Committee.

     Audit Fees.  The independent auditors of the Company during the year ended
     ----------
March 31, 2001 were Margolies, Fink and Wichrowski. The aggregate fees, including expenses, billed by Margolies, Fink and Wichrowski in connection with the audit of the Company's annual financial statements for the most recent fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB and its quarterly reports on Form 10-QSB during fiscal year 2001 were $21,600.

     All Other Fees.  The aggregate fees, including expenses, billed for all
     --------------
other services rendered to the Company by Lundy & Shacter, P.A., our tax accountants, during fiscal year 2001 were approximately $5,000. These non-audit fees relate to corporate compliance, tax and registration filing services performed for the Company.

     Compliance With Section 16(a) of the Exchange Act.  Based solely upon a
     -------------------------------------------------
review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended March 31, 2001 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2001, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2001.

Item 10.  Executive Compensation.
          ----------------------

     The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended March 31, 1999, 2000 and 2001 of those persons who were, at March 31, 2001, the Chief Executive Officer of the Company and executive officers of the Company whose compensation exceeded $100,000.

                          Summary Compensation Table


                                 Annual Compensation                                Long-Term
                                                                                  Compensation
                                                                                    Securities
Name and principal                                                Other Annual      Underlying
Position                    Year      Salary         Bonus      Compensation/(3)/  Options/SARs
----------------------------------------------------------------------------------------------
Ross Tannenbaum,            1999    $ 93,750/(1)/           -           4,000              -
CEO and Director            2000     250,000                -           9,600              -
                            2001     250,000            5,000           9,600              -

Sam D. Battistone           1999           -                -               -              -
Chairman and Director       2000           -           90,000           9,600              -
                            2001      75,000           90,000           9,600              -

Mark Viner, Chief           1999      63,000/(2)/      16,000           3,500        250,000
Financial Officer,          2000     113,250            5,000           7,500        300,000
Secretary & Treasurer       2001     124,583            5,000           7,500              -

___________________________________
/(1)/ Mr. Tannenbaum's employment commenced on November 10, 1998. /(2)/ Mr. Viner's employment commenced on September 4, 1998.
/(3)/  Other annual compensation represents automobile allowances.

     The Company and Ross Tannenbaum entered into an Employment Agreement on November 10, 1998. Under the terms of that Agreement, Mr. Tannenbaum is employed for a five-year period at a base salary rate of $250,000 per year. Mr. Tannenbaum also receives certain benefits including car allowance and insurance. The Employment Agreement may be terminated for cause prior to expiration of its full term.

     The Company and Mark Viner entered into an Employment Agreement on September 4, 2000. Under the terms of that Agreement, Mr. Viner is employed for a three year period at a base salary rate of $130,000 per year with minimum ten percent per year increases. Mr. Viner has been issued options to purchase 550,000 shares of the Company's common stock at exercise prices between $0.25 and $0.4375 per share, the closing prices of the common stock at the date of the grants. The options are conditioned upon continued employment by the Company of Mr. Viner and vest throughout his employment term. Mr. Viner also receives certain benefits including car allowance and insurance. The Employment Agreement may be terminated for cause prior to expiration of its full term.

                     Option/SAR Grants in Last Fiscal Year

     There were no Option/SAR Grants to executive officers in the fiscal year ended March 31, 2001.

           Aggregated Option/SAR Exercises In Fiscal Year and FY-End
                               Option/SAR Values



                                                                  Number of
                                                                  Securities           Value of
                                                                  Underlying           Unexercised
                                                                  Unexercised          In-The-Money
                                                                  Options/SARs At      Options/SARs
                                                                  FY-End (#)           At FY-End ($)
                        Shares Acquired           Value           Exercisable/         Exercisable/
Name                    On Exercise (#)        Realized ($)       Unexercisable        Unexercisable
----                    ---------------        ------------       -------------        -------------
Ross Tannenbaum         0                      N/A                 0                   0

Mark Viner              0                      N/A                 266,667/            $18,750/$37,500
                                                                   283,333

Sam D. Battistone       0                      N/A                 0

     At March 31, 2001, the closing bid price of the Company's common stock was $0.4375, and on June 22, 2001, was $0.59.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

Principal Shareholders.
----------------------

     The following table sets forth as of June 22, 2001, the number of the Company's common stock beneficially owned by persons who own five percent or more of the Company's voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding, and warrants to purchase shares and options exercisable within 60 days.

            Name and Address              Number of           Percent
                   Of                      Shares               Of
          Beneficial Owner/(1)/            Owned               Class
          ---------------------            -----               -----

          Sam D. Battistone            11,129,511/(2)/         20.0%
          Ross Tannenbaum              12,500,000              22.5%
          Dale Larsson                    425,300               0.8%
          3230 North University Ave.
          Provo, UT  84604

          Roger Shiffman                6,100,000/(4)/         11.0%
          Dan Marino                    1,500,000/(5)/          2.7%
          Mark Viner                      266,667/(6)/          0.5%
          All Executive Officers and   31,921,478              57.1%
          Directors as a
          Group (6 persons)/(3)/

     (1) Unless otherwise indicated, the address for each person is 2 South University Drive, Plantation, Florida 33324.

     (2) Excludes 3,100,000 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:


          Name                      Number of Shares Owned
          ------------------------------------------------
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

     (3) The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

     (4) Includes 6,100,000 shares held by DI Partnership, a partnership of which Mr. Shiffman is a principal.

     (5)  Includes 1,500,000 shares which are the subject of stock options.

     (6) Includes options to purchase 266,667 shares of common stock. Mr. Viner has options to purchase an additional 283,333 shares, which are not presently vested.

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     In January 2000, the Company and Dan Marino entered into an exclusive arrangement pursuant to which Mr. Marino provides autographs and certain services.

     Ross Tannenbaum, the Chief Executive Officer and a Director, and Sam Battistone, the Chairman and a Director, each have ownership interests in franchised Field of Dreams stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company's standard franchise agreements, in an arms length transaction on commercially reasonable terms. In fiscal year 2001, M&S, Inc. and FOD Las Vegas, LLC paid the Company $79,828 and $217,565 in royalties, respectively.

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

     Exhibit
     Number        Exhibit
     ------        -------

     2.1           Articles of Incorporation(1)
     2.2           Bylaws (1)
     10.1          Ross Tannenbaum Employment Agreement (1)
     10.2          Merchandise License Agreement (1)
     10.3          Standard Franchise Documents (1)
     10.4 Line of Credit Agreement with Merrill Lynch Business Financial Services, Inc.(2)
     10.5          Employment Agreement with Mark Viner (2)

          (1) Filed with the Company's Form 10-KSB dated September 7, 1999 and incorporated by this reference.
          (2)  Filed herewith.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DREAMS, INC., a Utah corporation

                                        By: /s/ Ross Tannenbaum
                                           -------------------------------------
                                           Ross Tannenbaum, President

                                           Dated:      June 28, 2001
                                                 -------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                        By: /s/ Mark Viner
                                           -------------------------------------
                                           Mark Viner, Chief Financial Officer

                                           Dated:      June 28, 2001
                                                 -------------------------------


                                        By: /s/ Sam Battistone
                                           -------------------------------------
                                           Sam Battistone, Director

                                           Dated:      June 28, 2001
                                                 -------------------------------


                                        By: /s/ Dale E. Larsson
                                           -------------------------------------
                                           Dale E. Larsson, Director

                                           Dated:      June 28, 2000
                                                 -------------------------------


                                        By: /s/ Roger Shiffman
                                           -------------------------------------
                                           Roger Shiffman, Director

                                           Dated:      June 28, 2000
                                                 -------------------------------


                                        By: /s/ Dan Marino
                                           -------------------------------------
                                           Dan Marino, Director

                                           Dated:      June 28, 2000
                                                 -------------------------------