Form 10QSB
period 2001-06-30
DREAMS INC
filed 2001-08-14
CIK 810829

                                  FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:   0-15399

                                  DREAMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                              87-0368170
-------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

2 South University Drive, Plantation, Florida       33324
-------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (954) 377-0002


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                No
     --------------            ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2001, there were 55,652,835 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:

Yes                         No      X
     --------------            -------------

                                 DREAMS, INC.


                                     INDEX

                                                              PAGE
                                                              ----

Part I.   Financial Information............................     3


Item 1.   Financial Statements (unaudited).................     3

          Condensed Consolidated Balance Sheet.............     3

          Condensed Consolidated Statements of Income......     4

          Condensed Consolidated Statements of Cash Flows..     5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    10

Part II.  Other Information................................    13

Item 1.   Legal proceedings................................    13

Item 2.   Changes in Securities and Use of Proceeds........    13

Item 6.   Exhibits and Reports on Form 8-K.................    13

Part 1.  Financial Information

Item 1.  Financial Statements (unaudited)


Dreams, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet - Unaudited
As of June 30, 2001
(Dollars in Thousands, except share amounts)

          ASSETS
          ------
Current assets:
       Cash and cash equivalents                                                                      $    288
       Accounts receivable, net                                                                          2,155
       Notes receivable                                                                                     16
       Inventories                                                                                       7,264
       Prepaid expenses and deposits                                                                        69
                                                                                                      --------
           Total current assets                                                                          9,792

Property and equipment, net                                                                                571
Other assets                                                                                               300
Intangible assets, net                                                                                   2,495
                                                                                                      --------
Total assets                                                                                          $ 13,158
                                                                                                      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
       Accounts payable                                                                               $  1,054
       Accrued liabilities                                                                                 359
       Current portion of long-term debt                                                                    45
       Borrowings under line of credit                                                                   3,249
       Deferred  credits                                                                                    35
                                                                                                      --------
           Total current liabilities                                                                     4,742

Long-term debt, less current portion                                                                       371
                                                                                                      --------
Total liabilities                                                                                        5,113
                                                                                                      --------
Commitments and contingencies                                                                               --

Stockholders' equity:
       Common stock and paid-in capital, no
         par value; authorized 100,000,000 shares;
         55,652,835 shares issued and outstanding                                                       22,169
       Accumulated deficit                                                                             (13,675)
                                                                                                      --------
                                                                                                         8,494
       Less: deferred compensation                                                                        (449)
                                                                                                      --------
           Total stockholders' equity                                                                    8,045
                                                                                                      --------
Total liabilities and stockholders' equity                                                            $ 13,158
                                                                                                      ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Income  - Unaudited
(Dollars in Thousands, except earnings per share and share amounts)

                                                                                 For the three months ended:
                                                                         ------------------------------------------
                                                                           June 30,                      June 30,
                                                                             2001                          2000
                                                                         -----------                   -----------
Revenues                                                                 $     3,598                   $     3,006
                                                                         -----------                   -----------
Expenses:
     Cost of sales                                                             2,059                         1,693
     Selling, general and administrative expenses                              1,223                         1,060
     Depreciation and amortization                                                15                            70
                                                                         -----------                   -----------
     Total expenses                                                            3,297                         2,823
                                                                         -----------                   -----------
Income before interest and taxes                                                 301                           183

Interest, net                                                                     62                           132
                                                                         -----------                   -----------
Income before provision for income taxes                                         239                            51

Current tax expense                                                               14                             4
Deferred tax expense                                                              --                            --
                                                                         -----------                   -----------
Net income                                                               $       225                   $        47
                                                                         ===========                   ===========
Earnings per share:

     Basic:    Earnings per share                                        $      0.00                   $      0.00
                                                                         ===========                   ===========
               Weighted average shares outstanding                        55,520,967                    40,148,500
                                                                         ===========                   ===========

     Diluted:  Earnings per share                                        $      0.00                   $      0.00
                                                                         ===========                   ===========
               Weighted average shares outstanding                        56,679,160                    47,110,730
                                                                         ===========                   ===========



 The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(Dollars in Thousands)

                                                                           Three Months Ended
                                                                                June 30,
                                                                -----------------------------------
                                                                  2001                        2000
                                                                -------                       -----
Net cash (used in) provided by operating activities             $(1,148)                      $  48
                                                                -------                       -----
    Cash flows from investing activities:
        Purchase of property and equipment                          (10)                        (35)
                                                                -------                       -----
Net cash used in investing activities                               (10)                        (35)
                                                                -------                       -----
    Cash flows from financing activities:
        Net proceeds from line of credit                          1,267                           -
        Repayment on notes payable                                  (11)                          -
                                                                -------                       -----
Net cash provided by financing activities                         1,256                           -
                                                                -------                       -----
Net increase in cash, cash equivalents and
  restricted cash                                                    98                          13

Cash, cash equivalents and restricted cash at
  beginning of period                                               190                         236
                                                                -------                       -----
Cash, cash equivalents and restricted cash at
  end of period                                                 $   288                       $ 249
                                                                =======                       =====

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts


1.  Management's Representations

    The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10K-SB, for the fiscal year ended March 31, 2001.

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

2.  Summary of Significant Accounting Policies

    Basis of Presentation

    The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

    Reclassifications

    Certain prior period amounts have been reclassified to conform with the current year presentation.

    New Accounting Pronouncements

    The Company has adopted as of April 1, 2001 the provisions of SFAS Nos. 141 and 142. Therefore, annual and quarterly amortization of goodwill and trademark of $140 and $35, respectively, is no longer recognized. By September 30, 2001, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2001, the Company will record an impairment loss in the June 30, 2001 quarter as a cumulative effect of a change in accounting principle.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

    Earnings Per Share

    For the three months ended June 30, 2001, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 55,520,967 and 56,679,160, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to 1,158,193 stock options. Stock options to purchase up to 225,000 shares of the Company's common stock at an exercise price of $0.75 per share were not considered in the calculation of diluted earnings per share due to their antidilutive effect.

3.  Business Segment Information

    The Company has two reportable segments: the Manufacturing/Distribution segment and the Franchise Operations segment.

    The Manufacturing/Distribution segment represents the manufacturing and wholesaling of sports memorabilia products and acrylic cases. Sales are handled primarily through in-house salespersons that sell to specialty retailers and other distributors in the United States. The Company's manufacturing and distributing facilities are located in the United States. The majority of the Company's products are manufactured in these facilities.

    The Franchise Operations segment represents the results of the Company's franchise program. The Company is in the business of selling Field of Dreams retail store franchises in the United States and generates revenues through the sale of those franchises, continuing royalties and sales of certain merchandise to franchises.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

    Segment information for the three month periods ended June 30, 2001 and 2000 was as follows:


                                                                      Manufacturing/  Franchise
  Quarter Ended                                                        Distribution   Operations  Total
  ------------------------------------------------------------------  --------------  ----------  -------

  June 30, 2001
  Net sales                                                                 $3,142        $277  $ 3,419
  Intersegment net sales                                                         -           -        -
  Operating earnings                                                           548          80      628
  Total assets                                                               9,680         388   10,068


Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts




  June 30, 2000
  Net sales                                                                 $2,649        $356  $ 3,005
  Intersegment net sales                                                         -           -        -
  Operating earnings                                                           236           7      243
  Total assets                                                               5,657         375    6,032


  Reconciliation to consolidated amounts is as follows:


                                                                       Q1 FY2002   Q1 FY2001
                                                                       ----------  ----------
   Revenues:
   ---------
   Total revenues for reportable segments                                 $3,419      $3,005
   Other revenues                                                            179           1
   Eliminations of intersegment revenues                                       -           -
                                                                          ------      ------
   Total consolidated revenues                                            $3,598      $3,006


   Operating earnings:
   -------------------
   Total earnings for reportable segments                                    628         243
   Other loss                                                               (327)        (60)
   Interest expense                                                          (62)       (132)
                                                                          ------      ------
   Total consolidated income before taxes                                 $  239      $   51

4. Inventories

   The components of inventories as of June 30, 2001 are as follows:


             Memorabilia products                                  $5,832
             Licensed products                                        905
             Acrylic cases and raw materials                          627
                                                                   ------
                                                                    7,364
             Less reserve for obsolescence                           (100)
                                                                   ------
                                                                   $7,264
                                                                   ------

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts


5.  Capitalized Software

    In May 2001, the Company issued 400,000 shares of its common stock to an unrelated entity in connection with the design of software. As a result, the Company capitalized $148 to property and equipment based on the fair market value of the Company's common stock on the date of issuance. In addition, in the prior year the Company paid $168 relating to the development of the same software. Accordingly, the Company has total capitalized software cost of $316 as of June 30, 2001. As of the current date, this software has not been placed into service as it was not yet fully functional. The software project requires some additional funding by the Company. Should the software not be placed into service, a write-off will be recorded which could have an impact on the Company's profitability.

6.  Intangible Assets

    The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.


                                           Q1 FY2002  Q1 FY2001
                                           ---------  ----------

  Reported net income                          $ 225      $  47
    Add back: goodwill amortization                -         10
    Add back: trademarks amortization              -         25
    Income tax effect                              -         (2)
                                               -----      -----
  Adjusted net income                          $ 225      $  80
                                               -----      -----

  Basic and diluted earnings per share:
    Reported net income                        $0.00      $0.00
    Goodwill amortization                       0.00       0.00
    Trademarks amortization                     0.00       0.00
    Income tax effect                           0.00       0.00
                                               -----      -----
  Adjusted net income                          $0.00      $0.00
                                               -----      -----

As of June 30, 2001, intangible assets consists of the following:

                                Gross Carrying            Accumulated
                                   Amount                 Amortization
                                   ------                 ------------

Goodwill                          $  788                   $  83
Trademark                          2,000                     210
                                  ------                   -----
                                  $2,788                   $ 293
                                  ------                   -----

The trademark and the goodwill were being amortized over 20 years. Upon the initial adoption of SFAS 142, the Company reassessed the useful lives of the intangible assets and determined that the trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely and the Company intends on continuing to register the trademark. Thus, the Company has ceased amortization of the trademark, as well as the goodwill as of April 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-QSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company has adopted as of April 1, 2001 the provisions of SFAS Nos. 141 and 142. Therefore, annual and quarterly amortization of goodwill and trademark of $140,000 and $35,000, respectively, is no longer recognized. By September 30, 2001, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2001, the Company will record an impairment loss in the June 30, 2001 quarter as a cumulative effect of a change in accounting principle.

GENERAL

    Dreams, Inc. ("Company") operates through its wholly-owned subsidiary Dreams Franchise Corp. ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is the franchisor of Field of Dreams retail units that sell sports and celebrity memorabilia products. As of August 9, 2001, there were 35 Field of Dreams/R/ franchises operating in 18 states.

    DPI is a manufacturer/wholesaler of sports memorabilia products and acrylic cases. It sells to a wide customer base, which includes internet companies, traditional catalog companies and other retailers of sports and celebrity memorabilia products, including Field of Dreams/R/. Approximately 13 percent of DPI's revenues are generated through sales to Field of Dreams/R/ franchises.
DPI is licensed by the National Football League and Major League Baseball as a distributor of autographed products. DEI was incorporated in fiscal 1999 and has been inactive since its inception.

    The Company believes that the factors that will drive the future growth of its business will be through acquisitions of synergistic businesses, the opening of new Field of Dreams/R/ units and, to some extent, capitalizing on our relationships with certain entities, such as the National Football League, Major League Baseball and Universal Studios, and with certain well-known athletes, as those relationships and agreements will allow. Consistent with its planned growth, the Company plans to resume opening Field of Dreams stores. There can be no assurance, however, that any additional units will open or that they will be successful.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

     Revenues. Total revenues increased 20.0% from $3.0 million in the first three months of fiscal 2001 to $3.6 million in the same period of fiscal 2002 due to an increase in the Company's manufacturing/wholesaling operations.

    Manufacturing and wholesale revenues increased 18.5% from $2.7 million in the first quarter of fiscal 2001 to $3.2 million in the first quarter of fiscal 2002, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company's distribution channels. The Company increased its sales staff by 40% in late fiscal 2001 and we plan to expand further in fiscal 2002 in an effort to continue increasing sales.

    Revenues from franchise operations were comparable in both quarterly periods decreasing slightly from $280,000 in the first quarter of fiscal 2001 to $260,000 in the first quarter of fiscal 2002. The number of franchises was similar throughout both fiscal quarters.

    The Company realized approximately $106,000 in net revenues generated through athlete representation and marketing fees, a new line of business entered into in January 2001. We are experimenting with representation and corporate marketing of athletes to assess whether it can be an on-going business for the Company. We feel that it is a natural extension of our overall business because of our relationships with athletes, corporations and other entities. Because of the initial success, we anticipate continuing in our efforts in these new revenue-generating areas.

  Costs and expenses. Cost of sales of manufacturing and wholesale products were $2.1 million in the first three months of fiscal 2002 versus $1.7 million in the same period of fiscal 2001. As a percentage of manufacturing and wholesale revenues, cost of sales was 63.8% in the fiscal 2002 quarter and was comparable to 62.1% in the fiscal 2001 quarter.

     Selling, general and operating expenses ("S,G&A") increased 10.8% from $1.0 million in the first quarter of fiscal 2001 (35.3% of total revenue) to $1.2 million in the same period of fiscal 2002 (32.7% of total revenue). The improvement in S,G&A expenses as a percentage of total revenues is due to an increase in the Company's revenues, as a large portion of S,G&A expenses are fixed in nature.

    Depreciation and amortization decreased from $70,000 in the first quarter of fiscal 2001 to $15,000 in the first three months of fiscal 2002. The decrease is due to the adoption of FAS 142 which no longer requires the amortization of goodwill. Therefore, annual and quarterly amortization of goodwill of $140,000 and $35,000, respectively, is no longer recognized.

  Interest expense, net. Net interest expense decreased 53.0% from $132,000 in fiscal first quarter 2001 to $62,000 in the same period in fiscal 2002, due primarily to the elimination of a $3.0 million note payable in October 2000 which had monthly interest of $35,000.

    Provision for income taxes. At June 30, 2001, the Company had available federal net operating loss carry-forwards of approximately $2.8 million, which expire in various years beginning in 2009 through 2018. A valuation allowance was provided for the full amount of federal taxes as of the end of both first quarter periods of fiscal 2001 and fiscal 2002. However, a provision for state income taxes was provided for in both quarterly periods of fiscal 2001 and fiscal 2002 for applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, the Company's cash and cash equivalents were $288,000 compared to $190,000 at March 31, 2001. Net accounts receivable at June 30, 2001 were $2.2 million compared to $1.9 million at March 31, 2001.

    Cash used by operations amounted to $1.1 million for the first quarter of fiscal 2002, compared to cash provided by operations of $48,000 in the same period of fiscal 2001. The difference is the result of the Company reducing payables during the current quarter of approximately $500,000 and an approximate $600,000 increase in inventories due to a July 2001 collectibles show hosted by the Company.

     The net borrowings against our line of credit, which is classified in the financing section of the Statement of Cash Flows, was $1.3 million during the first quarter of fiscal 2002. Outstanding borrowings against our line of credit were $3.2 million at June 30, 2001. The line of credit is used for working capital purposes. As of July 31, 2001, the Company's availability under the line of credit was approximately $650,000.

  The Company presently does not operate or own any Field of Dreams/R/ units. We plan to sell franchised units to prospective and current third-party franchisees in fiscal 2002 and beyond. There are no material capital expenditures planned for in the foreseeable future, nor any payments planned for off-balance sheet obligations or other demands or commitments for which payments become due after the next 12 months.

     The Company believes its current available cash position, taking into account the availability under the line of credit is sufficient to meet its cash needs on both a short-term and long-term basis. There are no demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

Part II.   Other Information


Item 1.    Legal Proceedings
           None


Item 2.    Changes in Securities and Use of Proceeds

           In May 2001, the Company issued 400,000 shares of its common stock to an unrelated entity in connection with the design of software. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits required by Item 601 of Regulation S-B
               None

           (b) Reports on Form 8-K
               None

                                   SIGNATURE


          In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on August 14, 2001.

                                    DREAMS, INC.


                                    /s/ Mark Viner
                                    ------------------------------------
                                    Mark Viner, Chief Financial Officer,
                                    Principal Accounting Officer