Form 10QSB
period 2001-09-30
DREAMS INC
filed 2001-11-14
CIK 810829

                                  FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number: 0-15399

                                  DREAMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                87-0368170
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization              Identification No.)

2 South University Drive, Suite. 325, Plantation, Florida     33324
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (954) 377-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                No
     --------------            -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2001, there were 57,352,835 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:

Yes                     No      X
    --------------         -------------

                                 DREAMS, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
Part I.   Financial Information...........................................    1

Item 1.   Financial Statements (unaudited)................................    1

          Condensed Consolidated Balance Sheet............................    1

          Condensed Consolidated Statements of Income.....................    2

          Condensed Consolidated Statements of Cash Flows.................    3

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   11

Part II.  Other Information...............................................   16

Item 1.   Legal proceedings...............................................   16

Item 2.   Changes in Securities and Use of Proceeds.......................   16

Item 6.   Exhibits and Reports on Form 8-K................................   16

Part I.   Financial Information

Item 1.   Financial Statements (unaudited)

Dreams, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet - Unaudited
As of September 30, 2001
(Dollars in Thousands, except share amounts)

                ASSETS
                ------
Current assets:
  Cash and cash equivalents                                                              $    103
  Accounts receivable, net                                                                  2,052
  Notes receivable                                                                             10
  Inventories                                                                               7,152
  Prepaid expenses and deposits                                                               194
                                                                                         --------
    Total current assets                                                                    9,511

Property and equipment, net                                                                   558
Intangible assets, net                                                                      3,897
                                                                                         --------

Total assets                                                                             $ 13,966
                                                                                         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Accounts payable                                                                       $  1,137
  Accrued liabilities                                                                         252
  Current portion of long-term debt                                                            46
  Borrowings under line of credit                                                           2,765
  Deferred credits                                                                             35
                                                                                         --------
    Total current liabilities                                                               4,235

Long-term debt, less current portion                                                          359
                                                                                         --------

Total liabilities                                                                           4,594
                                                                                         --------

Commitments and contingencies                                                                   -

Stockholders' equity:
  Common stock and paid-in capital, no par value; authorized 100,000,000
    shares; 57,352,835 shares issued and outstanding                                       22,848
  Accumulated deficit                                                                     (13,432)
                                                                                         --------
                                                                                            9,416
  Less: deferred compensation                                                                 (44)
                                                                                         --------
    Total stockholders' equity                                                              9,372
                                                                                         --------

Total liabilities and stockholders' equity                                               $ 13,966
                                                                                         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Income - Unaudited
(Dollars in Thousands, except earnings per share and share amounts)

                                                             For the six months ended:        For the three months ended:
                                                             Sept. 30,       Sept. 30,          Sept. 30,       Sept. 30,
                                                                2001            2000              2001             2000
                                                            -----------     -----------       -----------     -----------
Revenues                                                    $     8,092     $     6,096       $     4,494     $     3,090
                                                            -----------     -----------       -----------     -----------

Expenses:
     Cost of sales                                                4,816           3,517             2,757           1,824
     Selling, general and administrative expenses                 2,628           1,981             1,405             921
     Depreciation and amortization                                   35             144                20              74
                                                            -----------     -----------       -----------     -----------
          Total expenses                                          7,479           5,642             4,182           2,819
                                                            -----------     -----------       -----------     -----------

Income before interest and taxes                                    613             454               312             271

Interest, net                                                       119             264                57             132
                                                            -----------     -----------       -----------     -----------

Income before provision for income taxes                            494             190               255             139

Current tax expense                                                  26              24                12              20
Deferred tax expense                                                  -               -                 -               -
                                                            -----------     -----------       -----------     -----------

Net income                                                  $       468     $       166       $       243     $       119
                                                            ===========     ===========       ===========     ===========

Earnings per share:

     Basic:    Earnings per share                           $      0.01     $      0.00       $      0.00     $      0.00
                                                            ===========     ===========       ===========     ===========
               Weighted average shares outstanding           55,876,879      40,148,500        56,252,835      40,148,500
                                                            ===========     ===========       ===========     ===========

     Diluted:  Earnings per share                           $      0.01     $      0.00       $      0.00     $      0.00
                                                            ===========     ===========       ===========     ===========
               Weighted average shares outstanding           57,146,369      47,110,730        57,522,325      47,110,730
                                                            ===========     ===========       ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(Dollars in Thousands)

                                                                          Six Months Ended
                                                                            September 30,
                                                                          2001        2000
                                                                         -----        ----
Net cash (used in) provided by operating activities                      $(603)       $140
                                                                         -----        ----

    Cash flows from investing activities:
         Cash paid for investments                                        (174)          -
         Deferred acquisition costs                                        (56)          -
         Purchase of property and equipment                                (15)        (41)
                                                                         -----        ----
Net cash used in investing activities                                     (245)        (41)
                                                                         -----        ----

    Cash flows from financing activities:
         Net proceeds from line of credit                                  783           -
         Repayment on notes payable                                        (22)          -
                                                                         -----        ----
Net cash provided by financing activities                                  761           -
                                                                         -----        ----

Net (decrease) increase in cash and cash equivalents                       (87)         99

Cash and cash equivalents at beginning of period                           190         236
                                                                         -----        ----

Cash and cash equivalents at end of period                               $ 103        $335
                                                                         =====        ====

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the six month periods ended September 30:

         Interest                                                        $ 120        $235
         Income taxes                                                        2          34
                                                                         -----        ----
                                                                         $ 122        $269
                                                                         =====        ====

     Effective June 30, 2001, the Company reclassified $316,000 of costs from notes receivable to property and equipment.

     In August 2001, the Company issued 2,200,000 shares of its common stock in connection with an acquisition. The entire purchase price of approximately $1.4 million was recorded as an intangible asset.

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

     New Accounting Pronouncements
     The Company has adopted as of April 1, 2001 the provisions of SFAS Nos. 141 and 142. Therefore, annual and quarterly amortization of goodwill and trademark of $140 and $35, respectively, is no longer recognized. The Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value, the Company will record an impairment loss in the June 30, 2001 quarter as a cumulative effect of a change in accounting principle.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

     Earnings Per Share
     For the six months ended September 30, 2001, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 55,876,879 and 57,146,369, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to stock options of 1,269,490.

     For the three months ended September 30, 2001, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 56,252,835 and 57,522,325, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to stock options of 1,269,490.

     Stock options to purchase up to 225,000 shares of the Company's common stock at an exercise price of $0.75 per share were not considered in the calculation of diluted earnings per share for the three and six month periods ended September 30, 2001 due to their antidilutive effect.

     Acquisition
     Effective August 15, 2001, the Company purchased The Greene Organization for 2,200,000 restricted shares of the Company's common stock and $300,000 of cash. Of the $300,000 in cash, $150,000 had already been paid on deposit prior to April 1, 2001 and the remaining $150,000 was paid in the first quarter of fiscal 2002. The Greene Organization is a ten-year old corporate sports marketing firm that provides all "off-field" activities for its clients through exclusive and non-exclusive representation.

     In connection with the acquisition, the Company also entered into an employment agreement with Warren H. Greene. In accordance with the Agreement, the Company will pay Warren H. Greene $250,000 and an annual bonus in an amount, as determined by the Agreement. The term of the employment agreement is five years. Warren H. Greene is the brother-in-law of the Company's Chief Executive Officer.

     The operations of The Greene Organization have been included in the Company's Consolidated Statement of Earnings since the date of acquisition. No pro forma operations have been presented as they are immaterial to the Company's consolidated operations.

     Employment Agreement
     On July 1, 2001, the Company signed an exclusive agreement with the renowned sports and celebrity artist, Malcolm Farley. The long-term agreement provides for the Company to develop, market, sell, distribute, book events and promote Malcolm Farley's works through their existing distribution channels and seeks to target and open up additional national markets.

     The Company has agreed to pay Malcolm Farley $100,000 per year, plus a bonus based on 35% of revenues less expenses, to create a minimum of 100 original pieces.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

3.   Business Segment Information

     The Company has two reportable segments: the Manufacturing/Distribution segment and the Franchise Operations segment.

     The Manufacturing/Distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork and acrylic cases. Sales are handled primarily through in-house salespersons that sell to specialty retailers and other distributors in the United States. The Company's manufacturing and distributing facilities are located in the United States. The majority of the Company's products are manufactured in these facilities.

     The Franchise Operations segment represents the results of the Company's franchise program. The Company is in the business of selling Field of Dreams(R) retail store franchises in the United States and generates revenues through the sale of those franchises, continuing royalties and sales of certain merchandise to franchises.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

     Segment information for the six and three months periods ended September 30, 2001 and 2000 was as follows:

                               Manufacturing/   Franchise
Six Months Ended:               Distribution   Operations    Total
-----------------------------  --------------  -----------  -------
  September 30, 2001
  Net sales                            $7,346        $580    $7,926
  Intersegment net sales                    -           -         -
  Operating earnings                      907         176     1,083
  Total assets                          9,469         335     9,804

  September 30, 2000
  Net sales                            $5,458        $638    $6,096
  Intersegment net sales                    -           -         -
  Operating earnings/(loss)               580          (8)      572
  Total assets                          6,047         326     6,373

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

     Reconciliation to consolidated amounts is as follows:

                                                 YTD FY2002   YTD FY2001
                                                 -----------  -----------
  Revenues:
  ---------
  Total revenues for reportable segments           $7,926        $6,096
  Other revenues                                      166             -
  Eliminations of intersegment revenues                 -             -
                                                   ------        ------
    Total consolidated revenues                    $8,092        $6,096

  Operating earnings:
  -------------------
  Total earnings for reportable segments            1,083           872
  Other loss                                         (470)         (418)
  Interest expense                                   (119)         (264)
                                                   ------        ------
    Total consolidated income before taxes         $  494        $  190


                                   Manufacturing/   Franchise
  Three Months Ended:              Distribution     Operations    Total
  -------------------              --------------   ----------    -----
  September 30, 2001
  Net sales                             $4,131         $  303     $4,434
  Intersegment net sales                     -              -          -
  Operating earnings                       432             96        528
  Total assets                           9,469            335      9,804

  September 30, 2000
  Net sales                             $2,808         $  282     $3,090
  Intersegment net sales                     -              -          -
  Operating earnings/(loss)                345            (15)       330
  Total assets                           6,047            326      6,373

     Reconciliation to consolidated amounts is as follows:

                                             Q2 FY2002    Q2 FY2001
                                             ----------   ----------
  Revenues:
  ---------
  Total revenues for reportable segments       $4,434       $3,090
  Other revenues                                   60            -
  Eliminations of intersegment revenues             -            -
                                               ------       ------
    Total consolidated revenues                $4,494       $3,090

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

  Operating earnings:
  -------------------
  Total earnings for reportable segments       528          480
  Other loss                                  (216)        (209)
  Interest expense                             (57)        (132)
                                            ------       ------
    Total consolidated income before taxes  $  255       $  139

4.   Inventories

     The components of inventories as of September 30, 2001 are as follows:


     Memorabilia products                      $5,806
     Licensed products                            872
     Acrylic cases and raw materials              607
                                               ------
                                                7,285
     Less reserve for obsolescence               (133)
                                               ------
                                               $7,152
                                               ------

5.   Capitalized Software

In May 2001, the Company issued 400,000 shares of its common stock to an unrelated entity in connection with the design of software. As a result, the Company capitalized $148 to property and equipment based on the fair market value of the Company's common stock on the date of issuance. In addition, in the prior year the Company paid $168 relating to the development of the same software. Accordingly, the Company has total capitalized software cost of $316 as of September 30, 2001. As of the current date, this software has not been placed into service as it was not yet fully functional. The software project requires some additional funding by the Company. Should the software not be placed into service, a write-off will be recorded which could have a impact on the Company's profitability.

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

                                                 YTD FY2002  YTD FY2001
                                                 ----------  -----------
  Reported net income                                 $ 468     $   166
    Add back: goodwill amortization                       -          20
    Add back: trademarks amortization                     -          50
    Income tax effect                                     -          (4)
                                                      -----     -------
  Adjusted net income                                 $ 468     $   232
                                                      -----     -------

  Basic and diluted earnings per share:
    Reported net income                               $0.01     $  0.00
    Goodwill amortization                              0.00        0.00
    Trademarks amortization                            0.00        0.00
    Income tax effect                                  0.00        0.00
                                                      -----     -------
  Adjusted net income                                 $0.01     $  0.01(1)
                                                      -----     -------

  (1) Difference of $0.01 is due to rounding.

                                                    Q2 FY2002  Q2 FY2001
                                                    ---------  ---------
  Reported net income                                 $ 243     $   119
    Add back: goodwill amortization                       -          10
    Add back: trademarks amortization                     -          25
    Income tax effect                                     -          (2)
                                                      -----     -------
  Adjusted net income                                 $ 243     $   152
                                                      -----     -------

  Basic and diluted earnings per share:
    Reported net income                               $0.00     $  0.00
    Goodwill amortization                              0.00        0.00
    Trademarks amortization                            0.00        0.00
    Income tax effect                                  0.00        0.00
                                                      -----     -------
  Adjusted net income                                 $0.00     $  0.00
                                                      -----     -------

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

As of September 30, 2001, intangible assets consists of the following:

                      Gross Carrying  Accumulated
                          Amount      Amortization
                      --------------  ------------
Goodwill                   $2,190          $ 83
Trademark                   2,000           210
                           ------          ----
                           $4,190          $293
                           ------          ----

The trademark of $2.0 million and goodwill of $788 were being amortized over 20 years. Upon the initial adoption of SFAS 142, the Company reassessed the useful lives of the intangible assets and determined the trademark is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely and the Company intends on continuing to register the trademark. Thus, the Company has ceased amortization of the trademark, as well as the goodwill as of April 1, 2001. No amortization has been recorded on the $1.4 million of goodwill incurred related to the August 2001 acquisition of The Greene Organization.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted as of April 1, 2001 the provisions of SFAS Nos. 141 and 142. Therefore, annual and quarterly amortization of goodwill and trademark of $140,000 and $35,000, respectively, is no longer recognized. The Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value, the Company will record an impairment loss in the June 30, 2001 quarter as a cumulative effect of a change in accounting principle.

GENERAL

     Dreams, Inc. ("Company") operates through its wholly-owned subsidiary Dreams Franchise Corp. ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is the franchisor of Field of Dreams(R) retail units that sell sports and celebrity memorabilia products. As of November 7, 2001, there were 35 Field of Dreams(R) franchises operating in 18 states.

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

     The Company believes that the factors that will drive the future growth of its business will be through acquisitions of synergistic businesses, the opening of new Field of Dreams(R) units and, to some extent, capitalizing on our relationships with certain entities, such as the National Football League, Major League Baseball and Universal Studios, and with certain well-known athletes, as those relationships and agreements will allow. Consistent with its planned growth, the Company plans to resume opening Field of Dreams(R) stores. There can be no assurance, however, that any additional units will open or that they will be successful.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2001 Compared to the Six Months Ended September 30, 2000

     Revenues. Total revenues increased 32.7% from $6.1 million in the first six months of fiscal 2001 to $8.1 million in the same period of fiscal 2002 due to an increase in the Company's manufacturing/wholesaling operations.

     Manufacturing and wholesale revenues increased 34.5% from $5.5 million in the first half of fiscal 2001 to $7.4 million in the first half of fiscal 2002, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company's distribution channels. The Company increased its sales staff by 40% in late fiscal 2001 and we plan to expand further in fiscal 2002 in an effort to continue increasing sales.

     Revenues from franchise operations were comparable in both periods decreasing slightly from $638,000 in the first half of fiscal 2001 to $580,000 in the first half of fiscal 2002. The number of franchises was similar throughout both fiscal periods.

     The Company realized approximately $166,000 in net revenues generated through athlete representation and marketing fees, a new line of business entered into in January 2001.

     Costs and expenses. Cost of sales of manufacturing and wholesale products were $4.8 million in the first six months of fiscal 2002 versus $3.5 million in the same period of fiscal 2001. As a percentage of manufacturing and wholesale revenues, cost of sales was 65.3% in the first six months of fiscal 2002 and was slightly greater than 63.7% in the same period of fiscal 2001 due primarily to a shift in the sales mix.

     Selling, general and operating expenses ("S,G&A") increased from $2.0 million in the first half of fiscal 2001 (32.5% of total revenue) to $2.7 million in the same period of fiscal 2002 (32.5% of total revenue).

    Depreciation and amortization decreased from $144,000 in the first half of fiscal 2001 to $35,000 in the first six months of fiscal 2002. The decrease is due to the adoption of FAS 142 which no longer requires the amortization of goodwill. Therefore, annual and quarterly amortization of goodwill of $140,000 and $35,000, respectively, is no longer recognized.

     Interest expense, net. Net interest expense decreased 54.9% from $264,000 in first six months of fiscal 2001 to $119,000 in the same period in fiscal 2002, due primarily to the elimination of a $3.0 million note payable in October 2000 which had monthly interest of $35,000. This decrease was partially offset by additional borrowings on the line of credit.

     Provision for income taxes. At September 30, 2001, the Company had available federal net operating loss carry-forwards of approximately $2.5 million, which expire in various years beginning in 2009 through 2018. A valuation allowance was provided for the full amount of federal taxes as of the end of both periods ended September 30, 2000 and 2001. However, a provision for state income taxes was provided for in both quarterly periods of fiscal 2001 and fiscal 2002 for applicable taxes.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     Revenues. Total revenues increased 45.4% from $3.1 million in the second three months of fiscal 2001 to $4.5 million in the same period of fiscal 2002 due to an increase in the Company's manufacturing/wholesaling operations.

     Manufacturing and wholesale revenues increased 48.4% from $2.8 million in the second quarter of fiscal 2001 to $4.1 million in the first quarter of fiscal 2002, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company's distribution channels. The Company increased its sales staff by 40% in late fiscal 2001 and we plan to expand further in fiscal 2002 in an effort to continue increasing sales.

     Revenues from franchise operations were comparable in both quarterly periods increasing slightly from $282,000 in the second quarter of fiscal 2001 to $303,000 in the first quarter of fiscal 2002. The number of franchises was similar throughout both fiscal quarters.

     The Company realized approximately $60,000 in net revenues generated through athlete representation and marketing fees, a new line of business entered into in January 2001.

     Costs and expenses. Cost of sales of manufacturing and wholesale products were $2.7 million in the second three months of fiscal 2002 versus $1.8 million in the same period of fiscal 2001. As a percentage of manufacturing and wholesale revenues, cost of sales was 65.7% in the fiscal 2002 quarter and was comparable to 65.3% in the fiscal 2001 quarter.

     Selling, general and operating expenses ("S,G&A") increased from $921,000 in the second quarter of fiscal 2001 (29.8% of total revenue) to $1.4 million in the same period of fiscal 2002 (32.0% of total revenue). S,G&A expenses as a percentage of total revenues have increased slightly due to a buildup in infrastructure which was necessary to generate the incremental revenues.

    Depreciation and amortization decreased from $74,000 in the second quarter of fiscal 2001 to $20,000 in the second three months of fiscal 2002. The decrease is due to the adoption of FAS 142 which no longer requires the amortization of goodwill. Therefore, annual and quarterly amortization of goodwill of $140,000 and $35,000, respectively, is no longer recognized.

     Interest expense, net. Net interest expense decreased 56.8% from $132,000 in fiscal second quarter 2001 to $57,000 in the same period in fiscal 2002, due primarily to the elimination of a $3.0 million note payable in October 2000 which had monthly interest of $35,000. The increase was partially offset by increased borrowings on the line of credit.

     Provision for income taxes. At September 30, 2001, the Company had available federal net operating loss carry-forwards of approximately $2.5 million, which expire in various years beginning in 2009 through 2018. A valuation allowance was provided for the full amount of federal taxes as of the end of both second quarter periods of fiscal 2001 and fiscal 2002. However, a provision for state income taxes was provided for in both quarterly periods of fiscal 2001 and fiscal 2002 for applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company's cash and cash equivalents were $103,000 compared to $190,000 at March 31, 2001. Net accounts receivable at September 30, 2001 were $2.1 million compared to $1.9 million at March 31, 2001.

     Cash used in operations amounted to $603,000 for the first half of fiscal 2002, compared to cash provided by operations of $140,000 in the same period of fiscal 2001. The difference is the result of the Company reducing payables and liabilities during the current year of approximately $500,000 and an approximate $542,000 increase in inventories due to an increase in the Company's operations.

     The net borrowings against our line of credit, which is classified in the financing section of the Statement of Cash Flows, was $783,000 during the first six months of fiscal 2002. Outstanding borrowings against our line of credit were $2.8 million at September 30, 2001. The line of credit is used for working capital purposes. On November 1, 2001, the Company converted $1.0 million of its line of credit into a four-year term loan. The Company will make equal monthly payments of principal and interest under the term loan. The line of credit and term loan carry a floating annual interest rate based on adding a fixed interest charge of 2.4% to the "30-day Dealer Commercial Paper" rate. As of November 1, 2001, the Company's availability under the line of credit was approximately $1,550,000.

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

Part II.  Other Information

Item 1.   Legal Proceedings

          None

Item 2.  Changes in Securities and Use of Proceeds

         Effective August 15, 2001, we acquired by merger, through a wholly-owned subsidiary the Greene Organization, a Florida corporation. In the merger, all outstanding shares of common stock of the Greene Organization were converted to 2,200,000 shares of restricted common stock of Dreams, Inc. and $300,000. The shares were issued to one accredited investor pursuant to an exemption under Regulation 4(2) of the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               On August 29, 2001 we filed a report on Form 8-K with the Securities and Exchange Commission, under Item 5, concerning the acquisition of The Greene Organization.

                                   SIGNATURE

     In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on November 14, 2001.

                                       DREAMS, INC.


                                       /s/ Mark Viner
                                       ------------------------------------
                                       Mark Viner, Chief Financial Officer,
                                       Principal Accounting Officer