Form 10QSB
period 2001-12-31
DREAMS INC
filed 2002-02-14
CIK 810829

                                  FORM 10-QSB

                       SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:   0-15399

                                 DREAMS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Utah                                           87-0368170
-------------------------------------------------------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification No.)

2 South University Drive, Suite. 325, Plantation, Florida        33324
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (954) 377-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No________
    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 10, 2002, there were 57,852,835 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:

Yes_____          No    X
                      -----

                                 DREAMS, INC.

                                     INDEX

                                                                                                            PAGE
                                                                                                            ----
Part I.     Financial Information...................................................................        1

Item 1.     Financial Statements (unaudited)........................................................        1

            Condensed Consolidated Balance Sheet....................................................        1

            Condensed Consolidated Statements of Income.............................................        2

            Condensed Consolidated Statements of Cash Flows.........................................        3

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................       10


Part II.    Other Information.......................................................................       15


Item 2.     Changes in Securities...................................................................       15

Dreams, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet - Unaudited
As of December 31, 2001
(Dollars in Thousands, except share amounts)

            ASSETS
            ------
Current assets:
       Cash and cash equivalents                                                        $         481
       Accounts receivable, net                                                                 2,333
       Notes receivable                                                                             5
       Inventories                                                                              6,670
       Prepaid expenses and deposits                                                              219
                                                                                        -------------
            Total current assets                                                                9,708

Property and equipment, net                                                                       584
Intangible assets, net                                                                          3,897
                                                                                        -------------
Total assets                                                                            $      14,189
                                                                                        =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
       Accounts payable                                                                 $         475
       Accrued liabilities                                                                        614
       Current portion of long-term debt                                                           46
       Borrowings under line of credit                                                          1,690
       Deferred credits                                                                            20
                                                                                        -------------
            Total current liabilities                                                           2,845

Long-term debt, less current portion                                                            1,304
                                                                                        -------------
Total liabilities                                                                               4,149
                                                                                        -------------
Commitments and contingencies
                                                                                                    -

Stockholders' equity:
       Common stock and paid-in capital, no par value; authorized 100,000,000
          Shares; 57,852,835 shares issued and outstanding                                     23,064
       Accumulated deficit                                                                    (12,773)
                                                                                        -------------
                                                                                               10,291
       Less: deferred compensation                                                               (251)
                                                                                        -------------
            Total stockholders' equity                                                         10,040
                                                                                        -------------
Total liabilities and stockholders' equity                                              $      14,189
                                                                                        =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Income  - Unaudited
(Dollars in Thousands, except earnings per share and share amounts)

                                                            For the nine months ended:             For the three months ended:
                                                           Dec. 31,                Dec. 31,          Dec. 31,           Dec. 31,
                                                             2001                    2000              2001               2000
                                                             ----                    ----              ----               ----
Revenues                                                $    13,018              $    10,536       $     4,926         $     4,440
                                                        -----------              -----------       -----------         -----------

Expenses:
      Cost of sales                                           7,498                    6,094             2,682               2,577
      Selling, general and administrative                     4,107                    3,058             1,479               1,077
      expenses
      Depreciation and amortization                              55                      194                20                  50
                                                        -----------              -----------       -----------         -----------
         Total expenses                                      11,660                    9,346             4,181               3,704
                                                        -----------              -----------       -----------         -----------

Income before interest and taxes                              1,358                    1,190               745                 736

Interest, net                                                   171                      334                52                  70
                                                        -----------              -----------       -----------         -----------

Income before provision for income taxes                      1,187                      856               693                 666

Current tax expense                                              60                      100                34                  76
Deferred tax expense                                              -                        -                 -                   -
                                                        -----------              -----------       -----------         -----------

Income before extraordinary item                              1,127                      756               659                 590

Extraordinary
 item:
      Early extinguishment of debt                                -                     (489)                -                (489)
                                                        -----------              -----------       -----------         -----------

Net income                                              $     1,127              $       267       $       659         $       101
                                                        ===========              ===========       ===========         ===========


Earnings per share:

      Basic:      Earnings per share                   $      0.02              $      0.01       $      0.01         $      0.00
                                                       ===========              ===========       ===========         ===========
                  Weighted average shares               56,390,653               44,435,413        57,412,618          52,962,643
                  outstanding                          ===========              ===========       ===========         ===========

      Diluted:    Earnings per share                   $      0.02              $      0.01       $      0.01         $      0.00
                                                       ===========              ===========       ===========         ===========
                  Weighted average shares               57,466,582               51,786,469        58,036,965          56,053,433
                  outstanding                          ===========              ===========       ===========         ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(Dollars in Thousands)

                                                                                                      Nine Months Ended
                                                                                                         December 31,
                                                                                                 2001                   2000
                                                                                                 ----                   ----
Net cash used in operating activities                                                       $         (238)          $    (1,327)
                                                                                            --------------           -----------
     Cash flows from investing activities:
         Acquisition costs                                                                             (56)                    -
         Purchase of property and equipment                                                            (46)                  (77)
                                                                                            --------------           -----------
Net cash used in investing activities                                                                 (102)                  (77)
                                                                                            --------------           -----------

     Cash flows from financing activities:
         Proceeds from sale of stock                                                                     -                 4,419
         Proceeds from term loan                                                                     1,000                     -
         Net change in line of credit borrowings                                                      (292)                1,407
         Repurchase of warrants                                                                          -                (1,250)
         Repayment on notes payable and term loan                                                      (77)               (3,000)
                                                                                            --------------           -----------
Net cash provided by financing activities                                                              631                 1,576
                                                                                            --------------           -----------
Net increase in cash, cash equivalents and restricted cash                                             291                   172

Cash, cash equivalents and restricted cash at beginning of period                                      190                   236
                                                                                            --------------           -----------
Cash, cash equivalents and restricted cash at end of period                                 $          481           $       408
                                                                                            ==============           ===========


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

     New Accounting Pronouncements
     The Company has adopted as of April 1, 2001 the provisions of SFAS Nos. 141 and 142. Therefore, annual and quarterly amortization of goodwill and trademark of $140 and $35, respectively, is no longer recognized. The Company is presently undergoing an independent transitional fair value based impairment test. If the results of that test determine that the fair value is less than the recorded value, the Company will record an impairment loss in the June 30, 2001 quarter as a cumulative effect of a change in accounting principle. We anticipate this review to be complete by March 31, 2002.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

     Earnings Per Share
     For the nine months ended December 31, 2001, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 56,390,653 and 57,466,582, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to stock options of 1,075,929.

     For the three months ended December 31, 2001, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 57,412,618 and 58,036,965, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to stock options of 624,347.

     Stock options to purchase up to 1,025,000 and 225,000 shares of the Company's common stock at an average exercise price of $0.50 and $0.75 per share were not considered in the calculation of diluted earnings per share for the three and nine month periods ended December 31, 2001, respectively, due to their antidilutive effect.

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

     Segment information for the nine and three months periods ended December 31, 2001 and 2000 was as follows:

                                   Manufacturing/    Franchise
     Nine Months Ended:            Distribution      Operations    Total
     -----------------             ------------      ----------    -----
     December 31, 2001
     Net sales                     $11,591           $1,094        $12,685
     Intersegment net sales              -                -              -
     Operating earnings              1,486              440          1,926
     Total assets                    9,305              495          9,800

     December 31, 2000
     Net sales                     $ 9,372           $ 1,164       $10,536
     Intersegment net sales              -                 -             -
     Operating earnings              1,208               149         1,357
     Total assets                    7,500               505         8,005

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts

     Reconciliation to consolidated amounts is as follows:

                                                    YTD FY2002      YTD FY2001
                                                    ----------      ----------
     Revenues:
     ---------
     Total revenues for reportable segments           $12,685         $10,536
     Other revenues                                       333               -
     Eliminations of intersegment revenues                  -               -
                                                      -------        --------
         Total consolidated revenues                  $13,018         $10,536


     Operating earnings:
     -------------------
     Total earnings for reportable segments           $ 1,926         $ 1,357
     Other loss                                          (568)           (167)
     Interest expense                                    (171)           (334)
                                                      -------        --------
         Total consolidated income before taxes       $ 1,187         $   856


                                Manufacturing/    Franchise
     Three Months Ended:         Distribution     Operations       Total
     ------------------          ------------     ----------       -----

     December 31, 2001
     Net sales                    $ 4,245           $ 514          $ 4,759
     Intersegment net sales             -               -                -
     Operating earnings               613             263              876
     Total assets.                  9,305             495            9,800

     December 31, 2000
     Net sales                    $ 3,914           $ 526          $ 4,440
     Intersegment net sales             -               -                -
     Operating earnings               628             156              784
     Total assets                   7,500             505            8,005

     Reconciliation to consolidated amounts is as follows:

                                                Q3 FY2002     Q3 FY2001
                                                ---------     ---------
     Revenues:
     ---------
     Total revenues for reportable segments      $ 4,759       $ 4,440
     Other revenues                                  167             -
     Eliminations of intersegment revenues             -             -
                                                 -------       -------
         Total consolidated revenues             $ 4,926       $ 4,440

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts


     Operating earnings:
      ------------------
     Total earnings for reportable segments                876         784
     Other loss                                           (131)        (48)
     Interest expense                                      (52)        (70)
                                                        ------    --------
         Total consolidated income before taxes         $  693    $    666

4.   Inventories

     The components of inventories as of December 31, 2001 are as follows:

         Memorabilia products                                  $ 5,551
         Licensed products                                         724
         Acrylic cases and raw materials                           528
                                                               -------
                                                                 6,803
         Less reserve for obsolescence                            (133)
                                                               -------
                                                               $ 6,670
                                                               -------

5.   Intangible Assets

     The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.

                                             YTD FY2002       YTD FY2001
                                             ----------       ----------

     Reported net income                      $ 1,127            $  267
       Add back: goodwill amortization              -                30
       Add back: trademarks amortization            -                75
       Income tax effect                            -                (6)
                                              -------            ------
     Adjusted net income                      $ 1,127            $  366
                                              -------            ------

     Basic and diluted earnings per share:
       Reported net income                    $  0.02            $ 0.01
       Goodwill amortization                     0.00              0.00
       Trademarks amortization                   0.00              0.00
       Income tax effect                         0.00              0.00
                                              -------            ------
     Adjusted net income                      $  0.02            $ 0.01
                                              -------            ------

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
Dollars in Thousands, Except per Share Amounts


                                            Q3 FY2002     Q3 FY2001
                                            ---------     ---------

     Reported net income                      $  659        $  101
       Add back: goodwill amortization             -            10
       Add back: trademarks amortization           -            25
       Income tax effect                           -            (2)
                                              ------       -------
     Adjusted net income                      $  659        $  134
                                              ------       -------

     Basic and diluted earnings per share:
       Reported net income                    $ 0.01        $ 0.00
       Goodwill amortization                    0.00          0.00
       Trademarks amortization                  0.00          0.00
       Income tax effect                        0.00          0.00
                                              ------       -------
     Adjusted net income                      $ 0.01        $ 0.00
                                              ------       -------

As of December 31, 2001, intangible assets consists of the following:

                                       Gross Carrying        Accumulated
                                          Amount             Amortization
                                          ------             ------------

Goodwill                                 $ 2,190               $   83
Trademark                                  2,000                  210
                                         -------               ------
                                         $ 4,190               $  293
                                         -------               ------

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

6.  Related Party Transaction

On December 18, 2001 the Company advanced $120,000 to an Executive Officer of the Company. Accordingly, this amount was reflected in accounts receivable at December 31, 2001. This amount was repaid to the Company subsequent to December 31, 2001.

7.  Term Loan

On November 1, 2001, the Company converted $1.0 million of its line of credit into a four-year term loan. The Company will make equal monthly payments of principal and interest under the term loan. The balance on the term loan at December 31, 2001 was $959,000. The line of credit and term loan carry a floating annual interest rate based on adding a fixed interest charge of 2.4% to the "30-day Dealer Commercial Paper" rate. As of February 10, 2002, the Company's availability under the line of credit was approximately $2.2 million.

8.  Commitments

The Company is a party to certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next three years. The payments are in exchange for autographs on inventory items to be received in the future.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted as of April 1, 2001 the provisions of SFAS Nos. 141 and 142. Therefore, annual and quarterly amortization of goodwill and trademark of $140,000 and $35,000, respectively, is no longer recognized. The Company is presently undergoing an independent transitional fair value based impairment test. If the results of that test determine that the fair value is less than the recorded value, the Company will record an impairment loss in the June 30, 2001 quarter as a cumulative effect of a change in accounting principle. We anticipate this review to be complete by March 31, 2002.

GENERAL

     Dreams, Inc. ("Company") operates through its wholly-owned subsidiary Dreams Franchise Corp. ("DFC") and through Dreams Products, Inc. ("DPI") and Dreams Entertainment, Inc. ("DEI"), wholly-owned subsidiaries of DFC. DFC is the franchisor of Field of Dreams(R) retail units that sell sports and celebrity memorabilia products. As of February 10, 2002, there were 35 Field of Dreams(R) franchises operating in 18 states.

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

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000

     Revenues. Total revenues increased 23.6% from $10.5 million in the first nine months of fiscal 2001 to $13.0 million in the same period of fiscal 2002 due to an increase in the Company's manufacturing/wholesaling operations.

     Manufacturing and wholesale revenues increased 23.4% from $9.4 million in the first nine months of fiscal 2001 to $11.6 million in the first nine months of fiscal 2002, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company's distribution channels. The Company increased its sales staff by 40% in late fiscal 2001 and we plan to expand further in calendar 2002 in an effort to continue increasing sales.

     Revenues from franchise operations were comparable in both periods decreasing slightly from $1.2 million in the first nine months of fiscal 2001 to $1.1 million in the first nine months of fiscal 2002. The number of franchises was similar throughout both fiscal periods.

     The Company realized approximately $332,000 in net revenues generated through athlete representation and marketing fees, a new line of business entered into in January 2001.

     Costs and expenses. Cost of sales of manufacturing and wholesale products were $7.5 million in the first nine months of fiscal 2002 versus $6.1 million in the same period of fiscal 2001. As a percentage of manufacturing and wholesale revenues, cost of sales was 64.6% in the first nine months of fiscal 2002 and was 64.5% in the same period of fiscal 2001.

     Selling, general and operating expenses ("S,G&A") increased from $3.1 million in the first nine months of fiscal 2001 (29.0% of total revenue) to $4.1 million in the same period of fiscal 2002 (31.5% of total revenue). The slight increase as a percentage of revenues relates to the Company's investment in employees in newly created positions in calendar 2001 in anticipation of associated revenue growth.

     Depreciation and amortization decreased from $194,000 in the first nine months of fiscal 2001 to $55,000 in the first nine months of fiscal 2002. The decrease is due to the adoption of

FAS 142 which no longer requires the amortization of goodwill. Therefore, annual and quarterly amortization of goodwill of $140,000 and $35,000, respectively, is no longer recognized.

     Interest expense, net. Net interest expense decreased 48.8% from $334,000 in first nine months of fiscal 2001 to $171,000 in the same period in fiscal 2002, due primarily to the elimination of a $3.0 million note payable in October 2000 which had monthly interest of $35,000. This decrease was partially offset by additional borrowings on the line of credit.

     Provision for income taxes. At December 31, 2001, the Company had available federal net operating loss carry-forwards of approximately $2.5 million, which expire in various years beginning in 2009 through 2018. A valuation allowance was provided for the full amount of federal taxes as of the end of both periods ended December 31, 2000 and 2001. However, a provision for state income taxes was provided for in both nine month periods of fiscal 2001 and fiscal 2002 for applicable taxes. The Company will evaluate in the quarter ending March 31, 2002 whether the deferred tax valuation allowance of approximately $2.5 million should be relieved based on the Company's expected future profitability.

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

     Revenues. Total revenues increased 10.9% from $4.4 million in the third quarter of fiscal 2001 to $4.9 million in the same period of fiscal 2002 due to an increase in the Company's manufacturing/wholesaling operations.

     Manufacturing and wholesale revenues increased 8.5% from $3.9 million in the third quarter of fiscal 2001 to $4.3 million in the third quarter of fiscal 2002, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company's distribution channels. The Company increased its sales staff by 40% in late fiscal 2001 and we plan to expand further in calendar 2002 in an effort to continue increasing sales.

     Revenues from franchise operations were comparable in both quarterly periods decreasing slightly from $505,000 in the third quarter of fiscal 2001 to $481,000 in the third quarter of fiscal 2002. The number of franchises was similar throughout both fiscal quarters.

     The Company realized approximately $166,000 in net revenues generated through athlete representation and marketing fees, a new line of business entered into in January 2001.

     Costs and expenses. Cost of sales of manufacturing and wholesale products were $2.7 million in the third three months of fiscal 2002 versus $2.6 million in the same period of fiscal 2001. As a percentage of manufacturing and wholesale revenues, cost of sales was 62.8% in the fiscal 2002 quarter versus 65.5% in the same quarter in the prior year. The change mostly relates to a shift in the sales mix.

     Selling, general and operating expenses ("S,G&A") increased from $1.1 million in the third quarter of fiscal 2001 (24.3% of total revenue) to $1.5 million in the same period of fiscal 2002 (30.0% of total revenue). S,G&A expenses as a percentage of total revenues have increased slightly due to a buildup in infrastructure which was necessary to generate the incremental revenues.

     Depreciation and amortization decreased from $50,000 in the third quarter of fiscal 2001 to $20,000 in the third three months of fiscal 2002. The decrease is due to the adoption of FAS 142 which no longer requires the amortization of goodwill. Therefore, annual and quarterly amortization of goodwill of $140,000 and $35,000, respectively, is no longer recognized.

     Interest expense, net. Net interest expense decreased 25.8% from $70,000 in fiscal third quarter of 2001 to $52,000 in the same period in fiscal 2002, due primarily to the elimination of a $3.0 million note payable in October 2000 which had monthly interest of $35,000. The increase was partially offset by increased borrowings on the line of credit.

     Provision for income taxes. At December 31, 2001, the Company had available federal net operating loss carry-forwards of approximately $2.5 million, which expire in various years beginning in 2009 through 2018. A valuation allowance was provided for the full amount of federal taxes as of the end of both third quarter periods of fiscal 2001 and fiscal 2002. However, a provision for state income taxes was provided for in both quarterly periods of fiscal 2001 and fiscal 2002 for applicable taxes. The Company will evaluate in the quarter ending March 31, 2002 whether the deferred tax valuation allowance of approximately $2.5 million should be relieved based on the Company's expected future profitability.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company's cash and cash equivalents were $481,000 compared to $190,000 at March 31, 2001. Net accounts receivable at December 31, 2001 were $2.3 million compared to $1.9 million at March 31, 2001.

     Cash used in operations amounted to $238,000 for the first nine months of fiscal 2002, compared to cash used in operations of $1.3 million in the same period of fiscal 2001. The difference primarily relates to the large investment in inventory the Company made in the third quarter of fiscal 2001 (approximately $1.2 million). In November 2000, the Company received its first line of credit facility which allowed for significant inventory investment leading into the holiday season of calendar 2000. The inventory levels achieved during the third quarter of fiscal 2000 remained fairly consistent throughout calendar 2001.

     The net repayments against our line of credit, which is classified in the financing section of the Statement of Cash Flows, was $292,000 during the first nine months of fiscal 2002. Outstanding borrowings against our line of credit were $1.7 million at December 31, 2001. The line of credit is used for working capital purposes. On November 1, 2001, the Company converted $1.0 million of its line of credit into a four-year term loan. The Company will make equal monthly payments of principal and interest under the term loan. The balance on the term loan at December 31, 2001 was $959,000. The line of credit and term loan carry a floating annual interest rate based on adding a fixed interest charge of 2.4% to the "30-day Dealer Commercial Paper" rate. As of February 10, 2002, the Company's availability under the line of credit was approximately $2.2 million.

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

     On December 18, 2001 the Company advanced $120,000 to an Executive Officer of the Company. Accordingly, this amount was reflected in accounts receivable at December 31, 2001. This amount was repaid to the Company subsequent to December 31, 2001.

     The Company believes its current available cash position, taking into account the availability under the line of credit is sufficient to meet its cash needs on both a short-term and long-term basis. There are no demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

Part II.  Other Information.

Item 2.   Changes in Securities.

     On December 22, 2001, the Company issued 500,000 shares of its common stock to Mine-O-Mine, Inc. as consideration for services to be performed. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

                                   SIGNATURE

     In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on February 11, 2002.


                                  DREAMS, INC.

                                  /s/ Mark Viner
                                  --------------------------------------------
                                  Mark Viner, Chief Financial Officer,
                                  Principal Accounting Officer