Form 10KSB
period 2002-03-31
DREAMS INC
filed 2002-07-01
CIK 810829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2002

DREAMS, INC.
(Name of small business issuer in its charter)

Utah	87-0368170
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2 South University Drive, Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

(954) 377 - 0002
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

             Common stock, no par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year:  $16,602,000

The aggregate market value of the common equity held by non-affiliates as of May 31, 2002 was $10,413,000.

The number of shares outstanding of the issuer’s common stock as of June 15, 2002 is 57,852,835

Transitional Small Business Disclosure Format (check one):  Y  ☐  N  ☒

FORWARD LOOKING STATEMENTS

The registrant cautions readers that certain important factors may affect actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of the registrant. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

FORM 10-KSB

Part I

Item 1.    Description of Business

General.

As used in this Form 10-KSB “we”, “our”, “us” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. The Company operates through its wholly-owned subsidiary, Dreams Franchise Corporation (“DFC”) and through Dreams Entertainment, Inc. (“DEI”) and Dreams Products, Inc. (“DPI”), wholly-owned subsidiaries of DFC. DFC is in the business of selling Field of Dreams® retail store franchises and generates revenues through the sale of those franchises and continuing royalties. DEI includes the Company’s Farley art division, which is the Company’s entry into original art and reproductions of sports personalities and events. DPI is a wholesaler of sports memorabilia products and acrylic cases. DPI employs the trademark “Mounted Memories.” DPI pays annual fees to Major League Baseball and the National Football League which officially licenses DPI’s baseball and football memorabilia products. Through The Greene Organization the Company is engaged in the representation and marketing of professional athletes. There are currently 33 Field of Dreams® franchise stores open and operating and two Field of Dreams® company-owned stores. DPI has manufacturing, distribution and warehousing facilities located in Sunrise, Florida and a distribution center in Denver, Colorado. See “Mounted Memories” for information regarding the reorganization of the Company which resulted in the acquisition of the assets and business now employed by DPI. In March 2002 we entered into the company-owned retail business with the purchase of two existing Field of Dreams® franchises. See “Consolidated Financial Statements” for financial information.

Field of Dreams® Franchising Background.

The Company conducts its Field of Dreams® operations through its subsidiary DFC. DFC licenses certain rights from MCA/Universal Merchandising Inc. (“MCA”) to use the name “Field of Dreams®” in connection with retail operations and catalog sales. Field of Dreams® is a copyright and trademark owned by Universal City Studios, Inc. with all rights reserved. Universal has authorized MCA to license the marks. Neither company is in any way related to or an affiliate of the Company. The Company does not presently have a Field of Dreams® catalog.

Merchandising License Agreement.

DFC has acquired from MCA the exclusive license to use “Field of Dreams®” as the name of retail stores in the United States and a non-exclusive right to use the name “Field of Dreams®” as a logo on products. DFC has also licensed from MCA the exclusive right to sublicense the “Field of Dreams®” name to franchisees for use as a retail store name. The license agreement between DFC and MCA is referred to herein as the “MCA License”. Under the terms of the MCA License, DFC is obligated to pay to MCA a 1% royalty based on gross sales of Field of Dreams® stores. DFC must pay MCA a $2,500 advance on royalties for each company-owned store which is opened. DFC is obligated to pay $5,000 to MCA upon the opening of each franchised store. The $5,000 fee is not an advance on royalties. DFC guarantees to pay MCA a minimum yearly royalty of $2,500 regardless of the amount of gross sales. The current term of the MCA License expires in 2005. DFC has successive five-year options to renew the MCA License. The MCA License requires DFC to submit all uses of the Field of Dreams® mark for approval prior to use. Ownership of the Field of Dreams® name remains with MCA and will not become that of DFC or the Company. Should DFC breach the terms of the MCA License, MCA may, in addition to other remedies, terminate DFC’s rights to use the “Field of Dreams®” name. Such a termination would have an adverse effect on DFC’s and the Company’s business.

If DFC is in compliance with the terms of the MCA License and if MCA wishes to open and operate or license third parties to open and operate Field of Dreams® stores outside of the United States, DFC has a right of first refusal to obtain the license for such non-United States territory. The Company may exercise its right of first refusal by notifying MCA of its desire to undertake a proposed new territory and paying to MCA a non-refundable advance license fee of $10,000. Following such notice and payment, the Company and MCA must negotiate in good faith to reach a definitive license agreement for the additional territory. If the Company fails to send notification, make the $10,000 payment or if a definitive license cannot be reached, MCA may offer the new territory to another party.

DFC is required to indemnify MCA for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions of DFC. DFC is required to maintain insurance coverage of $3,000,000 per single incident. The coverage must name MCA as an insured party. The Company has guaranteed the monetary obligations of DFC pursuant to the MCA License.

Franchising.

In June 1991, DFC began offering franchises for the development and operation of Field of Dreams® stores in the United States. The laws of each state vary regarding regulation of the sale of franchises. Certain states require compliance with the regulations of the Federal Trade Commission (the “FTC Regulations”) prior to commencement of sales activity (the “FTC States”). Other states require compliance with specific additional registration procedures which vary in complexity. DFC is currently offering franchises in FTC States and a limited number of other states. It will offer franchises in other states as compliance with each states’ regulation is completed. Compliance with the FTC Regulations and various state regulations requires preparation of an extensive offering circular and the filing of such circular in certain states. Compliance with some state regulations requires significant time in connection with satisfying comments of franchise offering circular examiners. Compliance with FTC Regulations and certain state laws significantly limits the means by which the Company offers and sells franchises. In the future, DFC intends to acquire from MCA the rights to open and franchise stores in Canada and other countries. As summarized below, DFC offers five types of franchises: Individual Standard Store (“Standard”), Individual Kiosk (“Kiosk”), Area Development (“Area Development”), Conversion (“Conversion”), and Seasonal (“Seasonal”). The Company does not depend on any one or a few franchisees for a material portion of its revenues. Royalties from the largest franchisee accounted for only one percent of the Company’s fiscal 2002 consolidated revenues.

Standard Franchises:

Pursuant to a Standard franchise, a franchisee obtains the right to open and operate a single Field of Dreams® store at a single specified location. Franchisees pay DFC $10,000 upon execution of a Standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC’s general practice that the term of Standard franchise agreements concur with the term of the franchisee’s lease. In addition to sublicensing the right to use the Field of Dreams® name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams® store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. The course is conducted at a DFC designated site. DFC also makes the same training available to a reasonable number of the franchisee’s employees. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC loans to each franchisee a copy of its operations manual which sets out the policies and procedures for operating a Field of Dreams® store. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. DFC also reserves the right to change the name used in the system from Field of Dreams® to any other name and require all franchisees to discontinue any use of any aspect of the system or the name Field of Dreams®. DFC has reserved this right in its franchise agreements to provide for the event that it determines that another name would be better for its franchise system, that the royalty it pays to MCA in connection with use of the name is excessive or if DFC should breach the terms of the MCA license and lose the right to use the Field of Dreams® name.

DFC imposes certain controls and requirements on Field of Dreams® franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Franchisees are also required to contribute an additional 1.5% of gross revenues to a marketing and development fund which is administered by DFC for the promotion of the Field of Dreams® system. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. During its first 90 days of operation, each franchisee is required to spend a minimum of $2,500 for promotion and advertising. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams® name. Franchisees must commence operation of the franchised stores within 180 days after execution of the Standard franchise agreement. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and MCA as insured parties. Franchisee’s rights under the Standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold.

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

Area Development:

Under an Area Development agreement, DFC grants rights to develop a minimum of four Field of Dreams® stores in a designated area. The stores are required to be open pursuant to a specified time schedule. The developer must execute separate Standard franchise agreements for each store as it is opened. Upon execution of the Area Development agreement, the developer is required to pay DFC $5,000 for each store to be opened, with a minimum payment upon execution of $20,000. The developer must obtain DFC’s approval for each store site the developer proposes to open. The developer then pays DFC an additional $20,000 for each store upon execution by the developer of a lease for that store. Development Agreements are not transferable without the consent of DFC.

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

Seasonal franchisees must pay the Company an initial fee of $2,500 for each seasonal location. As Seasonal franchises are open for a very limited period of time, DFC offers very limited service to such franchisees. Consequently, Seasonal franchises are available only to existing Field of Dreams® Franchisees.

DFC has sold only Standard franchises, Area Development rights, and Seasonal franchises. It has sold no Kiosk or Conversion Franchises. It is not anticipated that Kiosk or Conversion Franchises will be a substantial portion of DFC’s business in the future. DFC does not actively market Kiosk and Conversion Franchises and there appears to be little interest in those types of franchises from potential purchases.

Franchise Broker.

DFC does not currently employ a franchise broker. The officers of DFC currently act as sales agents for Field of Dreams® franchises. The Company may engage an outside franchise broker in the future. DFC advertises Field of Dreams® franchises in a very limited number of business magazines. Most persons expressing an interest in purchasing a Field of Dreams® franchise have visited a Field of Dreams® store and have subsequently contacted DFC.

Company-owned Stores.

In March 2002, we entered into the company-owned retail business with the purchase of two existing Field of Dreams® franchises including inventory on hand as of the acquisition date. The stores are located in the Park Meadows Mall in Denver, Colorado and the Somerset Mall, in Detroit, Michigan. The aggregate purchase price was $226,000. The Company intends to identify other franchised stores which it may purchase from time to time as it believes is appropriate.

Mounted Memories.

Mounted Memories (“MMI”) is a wholesaler of sports and celebrity memorabilia products and acrylic cases. MMI also organizes, operates and participates in hobby and collectible shows. The Company has non-exclusive informal agreements with numerous well-known athletes who frequently provide autographs at agreed-upon terms. The Company also enters into exclusive agreements with athletes. The Company has entered into an exclusive arrangement with Dan Marino who is also a member of the board of directors and employee of the Company. Through its relationships with athletes, agents and other persons and entities in the sporting industry, MMI is able to arrange for the appearance of popular athletes and celebrities at collectible shows, and at the same time, generate inventory for future sales from the warehouse. The Company negotiates directly with the athlete or with the athlete’s agent to determine contract specifics. These contracts are formal in that they stipulate the logistic specifics, payment terms and number of autographs to be received. The Company generally receives a fee when it arranges an athlete for a corporate event.

MMI has been in business since 1989 and has achieved its industry leading status partly due to its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI offers a very large selection and supply of acrylic cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is plastic. There are many vendors who sell plastic throughout South Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual suppliers represent more than ten percent of the Company’s total fiscal 2002 purchases.

MMI’s customer base varies greatly and includes, for example, internet companies, traditional catalog retailers and retail stores which sell sports and celebrity memorabilia products and cases. Field of Dreams® franchise stores purchase products from MMI and have historically provided approximately eight percent of the Company’s total consolidated revenue. No other customer provided greater than ten percent of MMI’s total fiscal 2002 revenue.

The sports memorabilia industry faces several challenges, most notably the assurance of product authenticity. Through its caution in only selling items produced internally or purchased from authorized agents, witnessed by an MMI representative, MMI avoids significant authenticity problems. MMI feels the way it has achieved a competitive advantage over its competitors is through accurate and timely shipping. MMI uses approximately 4,000 square feet of its warehousing facilities for shipping. MMI has achieved a significant positive reputation in its industry for timely and accurate shipments and commits to shipping orders within 72 hours of order receipt. Additionally, through the implementation of advanced and effective fulfillment techniques and processes, and utilization of the most current shipping software, MMI has experienced very low breakage over the past several years.

The Greene Organization

On August 15, 2001, the Company purchased The Greene Organization for 2,200,000 restricted shares of the Company’s common stock and $300,000 in cash. The Greene Organization is engaged in athlete representation and corporate marketing of individual athletes. The Greene Organization provides athletes with all “off-field” activities including personal appearances, endorsement and marketing opportunities. Warren H. Greene, president of The Greene Organization, is the brother-in-law of the Company’s president.

In connection with the acquisition, the Company also entered into a five year employment agreement with Warren H. Greene. The agreement provides that the Company will pay Warren H. Greene $250,000 and an annual bonus whereby Mr. Greene may earn an annual bonus in an amount equal to one-third of the earnings before interest, taxes, depreciation and amortization of The Greene Organization in excess of $250,000. Mr. Greene earned a bonus of $175,000 in fiscal 2002.

Competition.

DFC competes with other larger, more well-known and substantially better funded franchisors for the sale of franchises. Field of Dreams® stores compete with other retail establishments of all kinds. The Company believes that the principal competitive factors in the sale of franchises are franchise sales price, services rendered, public awareness and acceptance of trademarks and franchise agreement terms.

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

Within the acrylic case line of business, MMI competes with other companies which mass produce cases. MMI does not compete with companies which custom design one-of-a-kind cases. MMI believes that because it is one of the country’s largest acrylic case manufacturers, it is very price competitive due to its ability to purchase large quantities of material and pass the savings to customers.

The Greene Organization competes with other companies which provide “off-field” services to athletes, some of which are much larger and better capitalized, including traditional sports agencies such as International Management Group.

Employees.

The Company employs sixty-seven (67) full-time employees and thirteen (13) part-time employees.

Item 2.    Description of Property.

As of March 31, 2002, the Company leased approximately 35,500 square feet of office, manufacturing and warehouse space between four locations in Sunrise, Florida (approximately 28,000 square feet), Plantation, Florida (approximately 4,500 square feet), and Denver, Colorado (approximately 3,000 square feet). The Company’s principal executive offices are located at its Plantation, Florida facility.

The Company has two locations in Sunrise, Florida with leases that terminate in April 2003. Combined rent in Sunrise, Florida is approximately $17,700 per month plus certain expenses and escalates to approximately $19,700 in the final year. The Company has entered a lease for new warehouse space in Sunrise, Florida. The 50,000 square foot location will replace the Company’s two existing Sunrise, Florida facilities. Occupancy is anticipated in September 2002. The lease is for a 10 year term with approximately $21,045 per month with 3% annual increases.

The Company’s Plantation, Florida lease terminates in June 2005. Plantation, Florida rent is approximately $7,500 per month plus common area expenses with 5% annual increases.

The Company’s Colorado lease terminates in October 2005. Colorado rent is approximately $3,800 per month and escalates to approximately $4,000 per month in its final year.

Item 3.    Legal Proceedings.

On May 31, 2002, the Company filed an action in the Circuit Court of Broward County, Florida against an athlete in connection with a certain exclusive services agreement between the athlete and the Company whereby the athlete would provide sports memorabilia and licensed products to the Company for a period of three years. The Company alleges among other things, that the athlete has failed to perform the necessary services under the agreement. The Company has requested that the court award compensatory damages, including loss of profits and a constructive trust over the common stock issued to the athlete and return of amounts prepaid to the athlete for autographs to be provided in the future. As of March 31, 2002, the Company has a prepaid autograph balance of $286 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $167 related to a personal services contract entered into with this athlete. As the outcome of litigation is difficult to predict, management is unable to determine at this early stage in the litigation the likelihood of a favorable outcome.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals. The high and low bids of the Company’s common stock for each quarter during fiscal years ended March 31, 2001 and 2002 are as follows:

	High Bid Price	Low Bid Price
Fiscal Year Ended March 31, 2001:
First Quarter	$2.25	$.78
Second Quarter	1.81	.75
Third Quarter	1.75	.93
Fourth Quarter	1.25	.43
Fiscal Year Ended March 31, 2002:
First Quarter	$.70	$.35
Second Quarter	.64	.39
Third Quarter	.45	.30
Fourth Quarter	.38	.29

On June 4, 2002, the high bid price was $0.24 and the low bid price was $0.24 for the Company’s common stock.

Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are Three Hundred Ninety (390) record owners of the Company’s common stock.

The Company has paid no dividends in the past two fiscal years. The Company has no intention of paying dividends in the future.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Dreams may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Dreams or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Dreams disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and accompanying Notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include those related to the realizability of deferred tax assets, impairment of assets, allocation of purchase price to intangible assets, the collectibility of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Fiscal Years

The Company’s fiscal year ends each March 31, and the fiscal years ended March 31, 2002 and March 31, 2001 are referred to as “fiscal 2002” and “fiscal 2001”, respectively. Certain prior period amounts have been reclassified to conform with the current year financial statement presentation.

Revenue Recognition

Retail and wholesale revenues are recognized as the products are sold and/or shipped to customers. The Company had wholesale sales to Field of Dreams® franchises of $1.5 million and $1.7 million in fiscal 2002 and 2001, respectively. Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement and the franchised unit opens. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts and the royalty revenue is recognized when earned. Management fee revenue related to the representation and marketing of professional athletes is recognized when earned and is reflected net of its related costs of sales.

Fiscal 2002 Compared to Fiscal 2001

Revenues.    Total revenues increased 13.8% from $14.6 million in fiscal 2001 to $16.6 million in fiscal 2002. The increase is due to a $1.7 million increase in manufacturing/ distribution revenues and a $362,000 increase in management fee revenue, offset by a slight decrease in franchise operations revenue.

Manufacturing/distribution revenues increased 13.1% from $13.0 million in fiscal 2001 to $14.7 million in fiscal 2002, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company’s distribution channels.

Management fee revenue increased 204.5% from $177,000 in fiscal 2001 to $539,000 in fiscal 2002. Management fees are generated through athlete representation and marketing fees the Company charges its customers, and are reported net of the related cost of sales. This line of business began for the Company in January 2001 and was formalized through the acquisition of

The Greene Organization in August 2001. Therefore, fiscal 2002 had twelve months of management fee activity versus only three months in fiscal 2001.

Franchise operations revenue decreased $35,000, or 2.6%, from fiscal 2001 to fiscal 2002. The slight decrease primarily relates to franchise fees earned as the result of opening of four new franchises in fiscal 2001 versus no new franchises opened in fiscal 2002. The average number of franchises in fiscal 2002 is comparable to fiscal 2001.

Cost and expenses.    Cost of sales of wholesale and retail products were $9.6 million in fiscal 2002 versus $8.6 million in fiscal 2001. As a percentage of wholesale and retail revenues, cost of sales was comparable to prior year (65.0% in fiscal 2002 versus 65.8% in fiscal 2001).

Operating expenses increased 35.7% from $4.3 million in fiscal 2001 (29.4% of total revenue) to $5.8 million in fiscal 2002 (35.1% of total revenue). Approximately half of the increase relates to incremental costs associated with the start up of new product lines during fiscal 2002 and the full year effect of new business activity entered into during fiscal 2001. The balance of the increase relates to the hiring of several new executive, administrative and operational employees during fiscal 2001 and fiscal 2002 and overall increases in the Company’s infrastructure in anticipation of future growth. We believe we have developed the infrastructure necessary to support our operations without significant increases in fiscal 2003.

Impairment of software.    During fiscal 2002, the Company hired a Chief Technology Officer who performed an evaluation of the Company’s current technology. During the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $168,000 related to certain in-process software purchased for the Company’s Manufacturing/Distribution segment. The Company decided to abandon its efforts to complete the software project and accordingly recorded an impairment charge to write down the value of this in-process software to zero.

Depreciation and amortization.    Depreciation and amortization decreased from $278,000 in fiscal 2001 to $90,000 in fiscal 2002. The decrease is due to the April 1, 2001 adoption of SFAS 142 “Goodwill and Other Intangible Assets” which no longer requires the amortization of goodwill.

Interest expense, net.    Net interest expense decreased 38.4% from $336,000 in fiscal 2001 to $207,000 in fiscal 2002, due primarily to a decrease in interest rates during fiscal 2002 as well as the elimination of a $3.0 million note payable in October 2000 which had monthly interest of $35,000 (see Liquidity and Capital Resources). This decrease was partially offset by the Company’s increased borrowings during fiscal 2002.

During fiscal 2002, the Company had an income tax benefit of $959,000 compared to income tax expense of $82,000 in fiscal 2001. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that its deferred tax assets would be realized and accordingly, completely relieved its valuation allowance of approximately $1 million. This determination was based primarily on the Company’s continued profitability. The benefit from the reduction in the valuation allowance was partially offset by the utilization of net operating loss carryforwards and the accrual for state income taxes.

Extraordinary item.    The Company recognized a one-time, net extraordinary charge of $465,000 during fiscal 2001 relating to the early extinguishment of debt in October 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial position remains sound and strong. The balance sheet at the end of fiscal 2002 reflects current assets in excess of current liabilities by $6.3 million versus an excess of $5.1 million one year earlier, a 24.1% increase.

At March 31, 2002, the Company’s cash and cash equivalents were $225,000, compared to $190,000 at March 31, 2001. Net accounts receivable at March 31, 2002 were $2.3 million compared to $1.9 million at March 31, 2001.

Cash provided by operations amounted to $96,000 for fiscal 2002, compared to $1.9 million used in operations in fiscal 2001. The change primarily relates to the Company’s significant investment in inventories in fiscal 2001 when it secured its initial line of credit in November 2000, offset by a substantial pay-down of accounts payable balances during fiscal 2002.

The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, was reduced by $576,000 during fiscal 2002. Outstanding borrowings against our line of credit were $1.4 million at March 31, 2002. The line of credit is used for working capital purposes. As of June 15, 2002, the Company’s availability under the line of credit was approximately $1.5 million. The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit matures in November 2002 and the Company believes it will be able to renew its line of credit.

On November 1, 2001, the Company converted $1.0 million of its line of credit into a four-year term loan. The Company will make equal monthly payments of principal and interest under the term loan ($250,000 principal due each year). The line of credit and term loan carry a floating interest rate based on adding a fixed interest charge of 2.4% to the “30-day Dealer Commercial Paper” rate (4.2% at March 31, 2002).

On August 15, 2001, the Company purchased The Greene Organization for 2,200,000 restricted shares of the Company’s common stock and $300,000 in cash. In connection with the acquisition, the Company also entered into a five year employment agreement with Warren H. Greene. The agreement provides that the Company will pay Warren H. Greene $250,000 and an annual bonus whereby Mr. Greene may earn an annual bonus in an amount equal to one-third of the earnings before interest, taxes, depreciation and amortization of The Greene Organization in excess of $250,000. Mr. Greene earned a bonus of $175,000 in fiscal 2002.

During March 2002, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The transaction resulted in the Company’s entry into the company-owned store business. The purchase price was $226,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the two leases. At March 31, 2002, $163,000 of the purchase price was due to the seller under two short-term notes, bearing interest at 4.75% per annum. Both notes are due August 14, 2002, are unsecured, and are included in the current portion of debt section of the balance sheet.

We plan to closely analyze the results of these new company-owned operations and evaluate other opportunities, as the Company sees necessary. Based on the success of those operations, we may pursue opportunities to purchase other existing franchise locations or find situations where we may open stores in new locations. Our internal staff which manages the franchise operations has extensive experience in operating retail outlets. We believe we can effectively transition into the company-owned store business and add future revenues and profits to the consolidated entity.

We will continue to sell franchised units to prospective and current third-party franchisees in fiscal 2003 and beyond. We did not open any franchise units in fiscal 2002; however, we have dedicated significant internal time and expense towards this effort in the fourth quarter of fiscal 2002 and believe these efforts will continue and result in franchise opportunities in the next 12 months.

At March 31, 2002 we had commitments to certain athletes under contracts for autographs to be provided in the future. The total of those commitments as of March 31, 2002 was $2.9 million and will be paid over the next three fiscal years. All autographs received under those commitments are brought into the Company as inventory items and resold throughout our distribution channels.

The Company believes its current available cash position taking into consideration the current availability under the line of credit, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments totaling $24,000 per month. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force reached a consensus on EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor’s Products.” Also, in August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of these pronouncements on its operations, if any, will not be material.

Item 7.    Financial Statements.

DREAMS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Dreams, Inc.

We have audited the accompanying consolidated balance sheet of Dreams, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Fort Lauderdale, Florida
May 29, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Dreams, Inc.

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and subsidiaries as of March 31, 2001 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ MARGOLIES, FINK AND WICHROWSKI Certified Public Accountants

Pompano Beach, Florida
May 22, 2001

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, except share amounts)

	March 31, 2002	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$225	$190
Accounts receivable, net	2,263	1,948
Notes receivable	—	20
Inventories	6,959	6,643
Prepaid expenses and deposits	259	232
Deferred tax asset, net	177	—

Total current assets	9,883	9,033
Property and equipment, net	546	423
Goodwill, net	1,932	705
Other intangible assets, net	1,965	1,790
Deferred tax asset, net	824	—

	$15,150	$11,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$1,567
Accrued liabilities	627	316
Short-term notes payable	163	—
Current portion of long-term debt	296	44
Borrowings against line of credit	1,406	1,982
Deferred credits	495	35

Total current liabilities	3,567	3,944

Long–term debt, less current portion	970	383

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; issued 57,852,835 and 55,252,835 shares, respectively	23,033	22,021
Accumulated deficit	(12,225)	(13,900)

	10,808	8,121
Less: deferred compensation	(195)	(497)

Total stockholders’ equity	10,613	7,624

	$15,150	$11,951

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Income
For the Years Ended March 31, 2002 and 2001
(Dollars in Thousands, except share and earnings per share amounts)

	Fiscal 2002	Fiscal 2001
Revenues:
Retail/Wholesale	$14,765	$13,081
Management fees, net	539	177
Franchise fees and royalties	1,298	1,333

Total revenues	16,602	14,591

Expenses:
Cost of sales	9,593	8,606
Operating expenses	5,828	4,295
Impairment of software	168	—
Depreciation and amortization	90	278

Total expenses	15,679	13,179

Income from operations before interest, income taxes and extraordinary item	923	1,412
Interest, net	207	336

Income from operations before income taxes and extraordinary item	716	1,076
Income tax (benefit) expense	(959)	82

Net income before extraordinary item	1,675	994

Extraordinary item:
Loss on early extinguishment of debt, net of tax	—	(465)

Net income	$1,675	$529

Earnings per share:
Basic: Income before extraordinary item	$0.03	$0.02

Extraordinary item	$—	$(0.01)

Net income	$0.03	$0.01

Weighted average shares outstanding	56,751,191	47,102,723

Diluted: Income before extraordinary item	$0.03	$0.02

Extraordinary item	$—	$(0.01)

Net income	$0.03	$0.01

Weighted average shares outstanding	57,704,964	53,158,810

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
For the Years Ended March 31, 2001 and 2002
(Dollars in Thousands, except share amounts)

	Shares Outstanding	Common Stock	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity
Balance at April 1, 2000	40,148,500	$18,084	$(14,429)	$—	$3,655
Shares sold through private transaction	14,554,335	4,356	—	—	4,356
Repurchase of redeemable warrants	—	(950)	—	—	(950)
Shares issued pursuant to services agreements	550,000	531	—	(497)	34
Net income	—	—	529	—	529

Balance at March 31, 2001	55,252,835	22,021	(13,900)	(497)	7,624
Shares issued for technology services	400,000	148	—	—	148
Shares issued in acquisition	2,200,000	1,078	—	—	1,078
Cancellation of shares	(500,000)	(399)	—	399	—
Shares issued pursuant to services agreement	500,000	185	—	(185)	—
Deferred compensation expense	—	—	—	88	88
Net income	—	—	1,675	—	1,675

Balance at March 31, 2002	57,852,835	$23,033	$(12,225)	$(195)	$10,613

The accompanying notes are an integral part of this consolidated financial statement.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2002 and 2001
(Dollars in Thousands)
	Fiscal 2002	Fiscal 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,675	$529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Property and equipment	90	55
Goodwill	—	140
Deferred compensation	88	34
Debt issuance and debt discount costs	—	79
Impairment of software	168	—
Extraordinary item, net of tax	—	489
Provision for losses on accounts and notes receivable	—	(10)
Change in assets and liabilities:
Increase in accounts receivable	(315)	(371)
Increase in inventories	(236)	(2,614)
Increase in prepaid expenses	(176)	(7)
Decrease (increase) in notes receivable	20	(188)
Increase in deferred tax asset	(1,001)	—
Increase (decrease) in accounts payable	(988)	382
Increase (decrease) in accrued liabilities	311	(374)
Increase (decrease) in deferred credits	460	(60)

Net cash provided by (used in) operating activities	96	(1,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(150)	(150)
Purchase of property and equipment	(174)	(115)

Net cash used in investing activities	(324)	(265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit balance	(576)	1,982
Proceeds from sale of stock	—	4,419
Repurchase of warrants	—	(1,250)
Repayments on notes payable	(161)	(3,016)
Proceeds from term loan	1,000	—

Net cash provided by financing activities	263	2,135

Net increase (decrease) in cash and cash equivalents	35	(46)
Cash and cash equivalents at beginning of period	190	236

Cash and cash equivalents at end of period	$225	$190

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in Thousands, except share and earnings per share amounts)

1.    Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) is principally engaged in the manufacture, distribution and sale of sports memorabilia products and acrylic cases. The Company is also in the business of selling Field of Dreams® retail store franchises.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Results of operations of acquired companies accounted for as purchases are included from their respective dates of acquisition. The fiscal years ended March 31, 2002 and March 31, 2001 are herein referred to as “fiscal 2002” and “fiscal 2001”, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties and advertising royalties from Field of Dreams® franchisees and from credit sales to third-party customers.

Revenue Recognition

Retail and wholesale revenues are recognized as the products are sold and/or shipped to customers. The Company had wholesale sales to Field of Dreams® franchises of $1.5 million and $1.7 million in fiscal 2002 and 2001, respectively. Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement and the franchised unit opens. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts and the royalty revenue is recognized when earned. Management fee revenue related to the representation and marketing of professional athletes is recognized when earned and is reflected net of its related costs of sales.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of sales when incurred. Amounts billed to a customer for shipping and handling are reported as revenue.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

1.    Nature of Business and Summary of Significant Accounting Policies (Continued)

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. These expenses were $195 and $180 in fiscal 2002 and 2001, respectively.

Inventories

Inventories, consisting primarily of sports memorabilia products and acrylic cases, are valued at the lower of cost or market. Cost is determined using the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the remaining lease period or the estimated useful life of the improvements, whichever is less. Maintenance and repairs are charged to expense as incurred and major renewals and betterments are capitalized.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during fiscal 2002 performed a transitional fair valued based impairment test on its goodwill and other intangible assets and no impairment was noted.

Other intangible assets represent the Company-owned Mounted Memories trademark and a non-compete agreement. As of March 31, 2002 and 2001, the unamortized book value of the trademark was $1.8 million for both periods. As of March 31, 2002 and 2001, the unamortized book value of the non-compete agreement was $175 and $0, respectively.

Commencing April 1, 2001, the Company no longer records amortization on goodwill and the trademark. In fiscal 2001, the goodwill and trademark were being amortized using the straight-line method over 20 years. The non-compete agreement is being amortized using the straight-line method over the seven year term of the agreement.

Debt Issuance Costs

Costs relating to the issuance of debt were capitalized and amortized over the term of the related debt. The unamortized portion of the debt issuance costs comprise a portion of the extraordinary loss on the early debt retirement.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

1.    Nature of Business and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

During fiscal 2002, the Company hired a Chief Technology Officer who performed an evaluation of the Company’s current technology. During the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $168 related to certain in-process software purchased for the Company’s Manufacturing/Distribution segment. The Company decided to abandon its efforts to complete the software project and accordingly recorded an impairment charge to write down the value of this in-process software to zero.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2002 and 2001, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method with SFAS No. 109, deferred income taxes are required for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against its deferred tax assets when it believes that is more likely than not that the asset will not be realized.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

1.    Nature of Business and Summary of Significant Accounting Policies (Continued)

Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average of common shares outstanding including dilutive common stock equivalents. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 953,773 and 6,056,087 for fiscal 2002 and 2001, respectively. Common stock equivalents representing stock options to purchase 975,000 shares of the Company’s common stock with exercise prices ranging from $0.44 to $0.75, outstanding as of March 31, 2002, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the annual average market price of the Company’s common stock and thus their inclusion would be anti-dilutive.

Stock Compensation

The Company accounts for stock options issued to non-employees under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees.” The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force reached a consensus on EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor’s Products.” Also, in August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of these pronouncements on its operations, if any, will not be material.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

2.     Acquisition of Business

On August 15, 2001, the Company purchased The Greene Organization for approximately $1.4 million. The purchase price included $300 in cash and the issuance of 2.2 million restricted shares of the Company’s common stock valued at approximately $1.1 million. Of the $300 in cash, $150 had been paid on deposit prior to April 1, 2001 and the remaining $150 was paid in the first quarter of fiscal 2002.

The Greene Organization is engaged in athlete representation and corporate marketing of individual athletes. The Greene Organization provides athletes with all “off-field” activities including personal appearances, endorsements and marketing activities. Warren H. Greene, the president of The Greene Organization, is the brother-in-law of the Company’s president.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities obtained. As the fair value of the net assets acquired was zero, the entire purchase price of approximately $1.4 million was allocated to the intangible assets, including goodwill and a non-compete agreement. The goodwill is attributable to the general reputation of the business in the markets it serves and the collective experience of the management and other employees. In accordance with SFAS 142, goodwill will not be amortized in the future but will be tested for impairment in accordance with the provisions of the Statement.

The results of operations of The Greene Organization are included in the accompanying consolidated statement of income since the date of the acquisition. The unaudited pro forma results of operations as if the business combination had occurred at the beginning of each period presented has been omitted as the results are not significant to the consolidated financial statements.

In connection with the acquisition, the Company also entered into a five year employment agreement and a seven year non-compete agreement with Warren H. Greene. The agreement provides that the Company will pay Warren H. Greene $250 per year and an annual bonus whereby Mr. Greene may earn an annual bonus in an amount equal to one-third of the earnings before interest, taxes, depreciation and amortization of The Greene Organization in excess of $250. Mr. Greene earned a bonus of $175 in fiscal 2002, which is included in accrued liabilities as of March 31, 2002.

3.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

3.    Concentration of Credit Risk (Continued)

Franchisee receivables subject the Company to credit risk. The Company’s franchisee receivables are derived primarily from royalties on franchisee sales, sales of merchandise to franchisees and the reimbursement of various costs incurred on behalf of franchisees.

Regarding accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company’s customer base and the diversified industries in which the Company operates. The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company had a consolidated allowance for doubtful accounts at March 31, 2002 and March 31, 2001 of approximately $37 and $88, respectively.

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations.

4.    Inventories

The components of inventories are as follows:

	March 31, 2002	March 31, 2001
Memorabilia products	$4,916	$4,588
Prepaid autographs	814	716
Licensed products	849	829
Acrylic cases and raw materials	380	510

	$6,959	$6,643

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

5.    Property and Equipment

The components of property and equipment as of March 31 are as follows:

	2002	2001
Leasehold improvements	$30	$30
Machinery and equipment	95	95
Office and other equipment	813	600
Transportation equipment	47	47

	985	772
Less accumulated depreciation and amortization	(439)	(349)

	$546	$423

6.    Intangible Assets

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during fiscal 2002 performed a transitional fair valued based impairment test on its goodwill and other intangible assets and no impairment was noted.

As of March 31, 2002 and 2001, the Company has total consolidated goodwill, net of accumulated amortization, of $1.9 million, all of which is allocated to the Manufacturing/Distribution segment.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

6.    Intangible Assets (Continued)

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The Company’s intangible assets subject to amortization include a seven year non-compete agreement.

The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.

	YTD FY2002	YTD FY2001
Reported net income	$1,675	$529
Add back: goodwill amortization	—	40
Add back: trademark amortization	—	100
Income tax effect	—	(8)

Adjusted net income	$1,675	$661

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

6.    Intangible Assets (Continued)

	YTD FY2002	YTD FY2001
Basic and diluted earnings per share:	$0.03	$0.01
Reported net income	0.00	0.00
Goodwill amortization	0.00	0.00
Trademark amortization	0.00	0.00
Income tax effect	0.00	0.00

Adjusted net income	$0.03	$0.01

As of March 31, 2002, intangible assets not subject to amortization consists of the following:

	Gross Carrying Amount	Accumulated Amortization
Goodwill	$2,015	$83
Trademark	2,000	210

	$4,015	$293

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

7.    Line of Credit

The Company entered into a formula-based revolving line of credit during fiscal 2001. The line of credit allows the Company to borrow up to $3.5 million for working capital purposes. The balance outstanding as of March 31, 2002 was approximately $1.4 million. The line of credit carries a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper” rate (4.2% at March 31, 2002). The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit matures on November 30, 2002. The Company is required to comply with certain financial ratios including a minimum net worth test and a minimum net cash flow test.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

8.    Accrued Liabilities

Accrued liabilities consisted of the following at March 31:

	2002	2001
Payroll costs (including bonuses and commissions)	$277	$74
Interest	8	—
Sales taxes	1	29
Income taxes	5	—
Royalties	106	177
Other	230	36

	$627	$316

9.    Short-Term Notes Payable

The Company had two short-term notes payable as of March 31, 2002 totaling $162. The notes relate to the March 2002 purchase of two Field of Dreams® franchise stores from a franchisee. The notes bear interest at 4.75% per annum and require monthly interest and principal payments and are due in August 2002. The notes are unsecured.

10.    Long-Term Debt

Long-term debt consists of the following at March 31:

	2002	2001
Note payable to a lending institution at a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper Rate” (4.2% at March 31, 2002), plus equal principal payments of $21 per month through November 2005. The note is collateralized by the Company’s accounts receivables and inventories	$888	$—
Note payable to an individual at 12% interest, with monthly principal and interest payments of $8 through November 2007. The note is guaranteed by the Company’s Chairman.	378	427

	1,266	427
Less current portion	(296)	(44)

	$970	$383

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

10.    Long-Term Debt (Continued)

Future maturities of long-term debt are summarized as follows:

Fiscal year
2003	$296
2004	308
2005	313
2006	208
2007	79
Thereafter	62

$1,266

11.    Stockholders’ Equity

Common Stock

On January 1, 2001, the Company issued 50,000 shares of its common stock in conjunction with a personal services contract, for a term of two years. Deferred compensation in the amount of $63 (fair market value was $1.25 on that date), was recorded and will be amortized over the term of the contract.

On January 17, 2001, the Company issued 500,000 shares of its common stock in conjunction with a personal services contract, for a term of three years. Deferred compensation in the amount of $469 (fair market value was $0.94 on that date), was recorded. In June 2001, these shares were cancelled and the remaining portion of deferred compensation as of that date was eliminated.

In May 2001, the Company issued 400,000 shares of its common stock as consideration for the development of software. The fair value of the common stock of $148 was capitalized to property and equipment.

On August 15, 2001, the Company issued 2,200,000 restricted shares of its common stock in connection with the acquisition of The Greene Organization.

On December 27, 2001, the Company issued 500,000 shares of its common stock in connection with a personal services contract, for a term of two and one-half years. Deferred compensation in the amount of $185 was recorded and will be amortized over the term of the contract.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

11.    Stockholders’ Equity (Continued)

Warrants

The Company had granted the lending institution which loaned the Company $3.0 million in fiscal 1999 warrants to purchase approximately 6,658,000 shares of the Company’s common stock. During fiscal 2001, these warrants were repurchased by the Company for $1.3 million, when the debt was retired.

Stock Options

The following table summarizes information about the stock options outstanding at March 31, 2002:

	Stock Options
	Shares	Wtd. Avg. Price
Outstanding at March 31, 2000	3,450,250	$.29
Granted	225,000	$.75
Exercised	—	—
Expired/Canceled	(450,000)	$.25

Outstanding at March 31, 2001	3,225,250	$33
Granted	50,000	$.35
Exercised	—	—
Expired/Canceled	—	—

Outstanding at March 31, 2002	3,275,250	$.33

Options exercisable as of March 31, 2002 and 2001 was 3,175,250 and 2,691,791, respectively.

Weighted-average fair value of options granted during fiscal 2002 and fiscal 2001 was $.19 per share and $.52 per share, respectively.

The exercise prices of the stock options discussed below were the fair market value of the common stock on the date the options were granted.

In April 2001, the Company issued options to purchase 50,000 shares at $.35 per share to a nonemployee. The options expire in April 2004 and vest immediately.

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

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

11.    Stockholders’ Equity (Continued)

The following table summarizes information about all of the stock options outstanding at March 31, 2002:

	Outstanding options			Exercisable options
Range of Exercise prices	Shares	Weighted Average remaining life (years)	Weighted avg. price	Shares	Weighted avg. price
$ .25—.35	2,300,250	1.41	$.25	2,200,250	$.25
.44—.44	750,000	2.33	.44	750,000.44
.75—.75	225,000.94		.75	225,000.75

	3,275,250			3,175,250

For purposes of the following proforma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2001: no dividend yield; volatility of 61%; risk-free interest rate of 6%; and an expected term of five years. There were stock options issued to employees in fiscal 2002. The weighted average Black-Scholes value of options granted during fiscal 2002 and 2001 was $.19 and $.52, respectively, per option. Had compensation cost for the Company’s fixed stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company’s pro forma net income and pro forma earnings per share would have been as indicated below:

	Fiscal 2002	Fiscal 2001
Net income—
As reported	$1,675	$529
Pro forma	$1,675	$529
Basic earnings per share—
As reported	$.03	$.01
Pro forma	$.03	$.01
Diluted earnings per share—
As reported	$.03	$.01
Pro forma	$.03	$.01

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

12.    Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Fiscal 2002	Fiscal 2001
Current:
Federal tax expense	$—	$16
State tax expense	42	66
Deferred:
Federal tax benefit	(873)	—
State tax benefit	(128)	—

	$(959)	$82

The components of the deferred tax asset at March 31, 2002 and 2001 are as follows:

Deferred Tax Asset—Current

	2002	2001
Allowance for doubtful accounts	$15	$34
Inventory obsolescence reserve	52	—
Deferred revenue	—	14
Inventory capitalization adjustment	65	62
Accrued expenses	45	—

Total current assets	177	110
Valuation allowance	—	(110)

Total current assets, net	177	—

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

12.    Income Taxes (Continued)

Deferred Tax Asset—Long Term

	2002	2001
Deferred loan costs	$—	$(82)
Depreciation and amortization	(48)	(19)
Net operating loss carryforward	872	998

Total noncurrent assets	824	897
Valuation allowance	—	(897)

Total noncurrent assets, net	824	—

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2001, a valuation allowance for the full amount of the net deferred tax asset was recorded because of pre-2001 losses and uncertainties as to the amount of taxable income that would be generated in future years. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that the deferred tax assets would be realized and completely relieved the valuation allowance of $1.0 million, which resulted in an increase of $.02 per share for both basic and diluted EPS. The determination was based primarily on the Company’s continued profitability.

A reconciliation of the Company’s effective tax rate compared to the statutory federal tax rate for the years ended March 31, 2002 and 2001 is as follows:

	2002	2001
Federal income taxes at statutory rate	34%	34%
State taxes, net of federal benefit	6	6
Valuation allowance	(141)	(34)
Extraordinary item	—	(2)
Other	(33)	4

	(134)%	8%

At March 31, 2002, the Company had available net operating loss carryforwards of approximately $2.6 million which expire in various years beginning in 2009 through 2018.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

13.    Commitments and Contingencies

Operating Leases

As of March 31, 2002, the Company leases office, warehouse and retail space under operating leases in Florida, Colorado and Michigan. Subsequent to March 31, 2002, the Company entered into three new lease agreements relating to existing locations. Rent expense charged to operations for fiscal 2002 and 2001 was $430 and $300, respectively.

The future aggregate minimum annual lease payments under the Company’s noncancellable operating leases are as follows:

Fiscal
2003	$533
2004	536
2005	553
2006	471
2007	340
Thereafter	1,625

Total minimum lease commitments	$4,058

Future Contractual Payments to Athletes for Autographs

As of March 31, 2002, the Company had several agreements with athletes to provide autographs in the future. The autographs are received by the Company as a part of inventory products and re-sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Fiscal
2003	$2,234
2004	415
2005	255

Total minimum autograph commitments	$2,904

Employment Agreements

The Company has executed employment agreements with several of its key employees. The employment agreement with the Company’s President, which expires in November 2003, calls for a salary of $250 per year and an annual car allowance of $10. The Company’s agreement with Warren H. Greene provides for a salary of $250 per year and an annual bonus whereby Mr. Greene may earn an annual bonus in the amount equal to one-third of the earnings before interest, taxes, depreciation and amortization of The Greene Organization in excess of $250 for each calendar year. In fiscal 2002, Mr. Greene earned a bonus of $175, which was accrued as of March 31, 2002 and paid in May 2002.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

13.    Commitments and Contingencies (Continued)

Litigation

On May 31, 2002, the Company filed an action in the Circuit Court of Broward County, Florida against an athlete in connection with a certain exclusive services agreement between the athlete and the Company whereby the athlete would provide sports memorabilia and licensed products to the Company for a period of three years. The Company alleges among other things, that the athlete has failed to perform the necessary services under the agreement. The Company has requested that the court award compensatory damages, including loss of profits and a constructive trust over the common stock issued to the athlete and return of amounts prepaid to the athlete for autographs to be provided in the future. As of March 31, 2002, the Company has a prepaid autograph balance of $286 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $167 related to a personal services contract entered into with this athlete. As the outcome of litigation is difficult to predict, management is unable to determine at this early stage in the litigation the likelihood of a favorable outcome.

14.    Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a Director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams® franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements, in an arms length transaction on commercially reasonable terms. In fiscal 2001, M&S and FOD Las Vegas, LLC paid the Company $80 and $215, respectively. In fiscal 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $67 and $237 in royalties, respectively.

On December 18, 2001, the Company advanced $120 to Sam Battistone, the Company’s Chairman. This amount was repaid in January 2002. On May 13, 2002, the Company loaned Mr. Battistone $275. This amount was repaid in June 2002. In April 2002, the Company entered into a consulting agreement with a corporation wholly-owned by Mr. Battistone. The term of the agreement shall be until March 31, 2007. The Company shall pay the consultant $145 for the first year, $160 in each of years two, three and four and $175 in year five. The Company shall be responsible for all expenses incurred by the consultant in the performance of his duties. The consultant shall provide consulting services utilizing his business contacts. Mr. Battistone shall continue as Chairman of the Company’s Board of Directors.

During fiscal 2002, the Company purchased inventory items from one of the Company’s directors totaling $20.

During fiscal 2001 and 2002, the Company paid Dan Marino, an officer and director of the Company, $731 and $582, respectively, for his autograph on inventory items. Such payments were based on arms-length negotiations between the parties.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

15.    Franchise Information

The Company licenses the right to use the proprietary name Field of Dreams® from Universal Studios Licensing, Inc. (“USL”), formerly known as Universal Merchandising, Inc. Pursuant to the license agreement, the Company pays USL one percent of each company-owned unit’s gross sales, with a minimum annual royalty of $3 per store. The Company pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit’s gross sales. This $5 fee is not an advance against royalties. At March 31, 2002, the Company had 33 units owned by franchisees and had two company-owned units.

The license agreement expires December 2005. The agreement may be renewed for additional five-year terms, provided that the Company is in compliance with all aspects of the agreement. If the Company fails to comply with the license requirements of the agreement, either during the initial term of during an option term, the agreement may be terminated by USL. Termination of the license agreement would eliminate the Company’s right to use the Field of Dreams® service mark. Such a termination would have an adverse effect on the Company’s franchise operation.

The Company franchise activity is summarized as follows for the years ended March 31:

	2002	2001
In operation at year end	33	36
Opened during the year	—	4
Closed during the year	1	2
Acquired by franchisor during the year	2	—

16.    Business Segment Information

The Company has two reportable segments: the Manufacturing/Distribution segment and the Franchise Operations segment.

The Manufacturing/Distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork and acrylic cases. Sales are handled primarily through in-house salespersons that sell to specialty retailers and other distributors in the United States. The Company’s manufacturing and distributing facilities are located in the United States. The majority of the Company’s products are manufactured in these facilities.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises, continuing royalties and sales of certain merchandise to franchises.

All of the Company’s fiscal 2002 and 2001 revenue was derived in the United States and all of the Company’s assets are located in the United States.

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

16.    Business Segment Information (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for fiscal 2002 and fiscal 2001 was as follows:

	Manufacturing/ Distribution	Franchise Operations	Total
Twelve Months Ended:
March 31, 2002
Net sales	$14,673	$1,338	$16,011
Intersegment net sales	—	—	—
Impairment of software	168	—	168
Operating earnings	2,004	405	2,409
Total assets	8,740	326	9,066

March 31, 2001
Net sales	$12,941	$1,473	$14,414
Intersegment net sales	—	—	—
Operating earnings	1,026	371	1,397
Total assets	8,779	307	9,086

Reconciliation to consolidated amounts is as follows:

	2002	2001
Revenues:
Total revenues for reportable segments	$16,011	$14,414
Other revenues	591	177
Eliminations of intersegment revenues	—	—

Total consolidated revenues	$16,602	$14,591

Operating earnings:
Total earnings for reportable segments	$2,409	$1,397
Other (loss) earnings	(1,486)	15
Interest expense, net	(207)	(336)

Total consolidated income before taxes	$716	$1,076

(Continued)

DREAMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share and earnings per share amounts)

In March 2002, the Company acquired two existing Field of Dreams® franchises and entered the company-owned retail store business. The results of those operations are consolidated into the Company’s financial statements and represent only a month of activity. Because of the immaterial results, the retail operations are included in the “other” sections above as the retail operations did not qualify as a reportable business segment. In the future, if the retail operations become significant and qualify as a business segment, the Company will separately include retail operations in the segment footnote as a reportable segment.

17.    Supplemental Cash Flow Information

Interest and Taxes Paid

Cash paid for interest during fiscal 2002 and 2001 was $208 and $309, respectively. The Company paid $6 during fiscal 2002 and $118 during fiscal 2001 for income taxes.

Non-Cash Investing and Financing Activities

On January 1, 2001, the Company issued 50,000 shares of its common stock in conjunction with a personal services contract, for a term of two years. Deferred compensation in the amount of $63 (fair market value was $1.25 on that date), was recorded and will be amortized over the term of the contract.

On January 17, 2001, the Company issued 500,000 shares of its common stock in conjunction with a personal services contract, for a term of three years. Deferred compensation in the amount of $469 (fair market value was $0.94 on that date), was recorded. In June 2001, these shares were cancelled and the remaining portion of deferred compensation as of that date was eliminated.

In May 2001, the Company issued 400,000 shares of its common stock as consideration for the development of software. The fair value of the common stock of $148 was capitalized to property and equipment.

On August 15, 2001, the Company issued 2,200,000 restricted shares of its common stock in connection with the acquisition of The Greene Organization.

On December 27, 2001, the Company issued 500,000 shares of its common stock in connection with a personal services contract, for a term of two and one-half years. Deferred compensation in the amount of $185 was recorded and will be amortized over the term of the contract.

During March 2002, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The transaction resulted in the Company’s entry into the company-owned store business. The purchase price was $226 and was treated as an asset purchase, whereby the Company acquired certain inventory items ($89), store fixtures ($137) and assumed the two leases. At March 31, 2002, $163 of the purchase price was due to the seller under two short-term notes.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 12, 2001, the Board of Directors approved the engagement of Grant Thornton LLP as independent auditors of the Company for the fiscal year ended March 31, 2002, to replace the firm of Margolies, Fink and Wichrowski (“MFW”), who were dismissed as the Company’s auditors, effective July 12, 2001.

The reports of MFW on the Company’s consolidated financial statements for the past two fiscal years ended March 31, 2001, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for each of the last two fiscal years ended March 31, 2001, and in the subsequent unaudited interim period through July 12, 2001 (date of dismissal), there were no disagreements with MFW on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of MFW, would have caused MFW to make reference to the subject matter in their reports.

During the fiscal years ended March 31, 2001 and 2000 and during subsequent interim periods prior to engaging Grant Thornton, neither us nor any person on our behalf consulted with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

MFW did not inform us of the existence of any reportable events as defined in Regulation S-B. The Company has authorized MFW to respond fully to any inquiries of Grant Thornton relating to their engagement as the Company’s independent accountant.

MFW furnished a letter addressed to the Securities Exchange Commission dated July 16, 2001 agreeing with the above statements. A copy of the letter was filed as an Exhibit to our Report on Form 8-K dated July 17, 2001.

There were no disagreements with Grant Thornton related to the audit for the year ended March 31, 2002.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Officers.    The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director of the Company Since	Position Held With the Company
Sam D. Battistone	62	1983	Chairman/Director

Ross Tannenbaum	40	1998	President/CEO/Director

David M. Greene	40	—	Senior Vice President

Mark Viner	35	—	Secretary/Treasurer/Chief Financial Officer

Dan Marino	40	2000	Director of Business Development/Director

Dale Larsson	57	1999	Director

Roger Shiffman	49	2000	Director

Biographical Information.

Sam D. Battistone.    Sam D. Battistone has been Chairman of the Board since inception of the Company. Mr. Battistone served as president until November 1998. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory committee of the Board of Governors of the NBA. He held that position until the Company sold its interest in the team. He served as a founding director of Sambo’s Restaurants, Inc. and in each of the following capacities, from time to time, from 1967 to 1979: President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors. During that period, Sambo’s grew from a regional operation of 59 restaurants to a national chain of more than 1,100 units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association.

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

David M. Greene.    David M. Greene has been Senior Vice President, Planning/Mergers and Acquisitions since June 2001. From May 1992 to May 2001, he was the President of Florida Tool & Gauge, Inc., an aerospace manufacturing company located in Fort Lauderdale, Florida. From April 1987 to April 1992, he served as President of GGH Consultants, Inc., an investment and business consulting company. From May 1984 to March 1987, he worked as an investment executive at the investment banking firm of Drexel, Burnham, Lambert, Inc. Mr. Greene is the brother-in-law of the Company’s President.

Mark Viner.    Mr. Viner has been Secretary, Treasurer and Chief Financial Officer of the Company since September 1998. He is a Certified Public Accountant. From June 1994 to October 1997, Mr. Viner was the Director of Financial Reporting for Planet Hollywood International, Inc. and was instrumental in every phase of that company’s 1996 initial public offering. From May 1992 to May 1994, Mr. Viner was a financial manager for the Walt Disney Company, responsible for all financial activities of Pleasure Island, a $75 million nighttime entertainment district.

Dan Marino.    Dan Marino is one of the most recognizable and popular sports figures in the entire world and has served as the Company’s Director of Business Development since January 2000. In April 2000, Mr. Marino announced his retirement from professional football after 17 consecutive seasons with the Miami Dolphins of the National Football League. He holds twenty NFL records and is considered by many as the most prolific passer in NFL history. His ongoing work for the community is centered on the Dan Marino Foundation for children’s charities of South Florida.

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

Roger Shiffman.    Mr. Shiffman has served as a director since October 2000. Mr. Shiffman has served as a consultant in the retail industry since 2001. Mr. Shiffman was the Chief Executive Officer and President of Tiger Electronics, Ltd., a wholly owned subsidiary of Hasbro, Inc. (NYSE: HAS), a worldwide leader in children’s and family leisure time entertainment products and services for five years prior to 2001. Mr. Shiffman received a bachelor degree in marketing from the University of Illinois. Mr. Shiffman is active in several charitable foundations and currently serves on the International board of Directors of the Starlight Children’s Foundation.

During fiscal year 2002, the Board of Directors acted by unanimous consent on five occasions and had one meeting.

Committees of the Board of Directors.    The Board of Directors does not have an Audit Committee.

Audit Fees.    The independent auditors of the Company during the year ended March 31, 2002 were Grant Thornton LLP. The aggregate fees, including expenses, billed by Grant

Thornton LLP in connection with the audit of the Company’s annual financial statements for the most recent fiscal year and for the review of the Company’s financial information included in its annual report on Form 10-KSB and its quarterly reports on Form 10-QSB during fiscal year 2002 was $56,000.

Financial Information Systems Design and Implementation Fees.    None.

All Other Fees.    The aggregate fees, including expenses, billed for all other services rendered to the Company by Grant Thornton LLP, during fiscal 2002 were $17,000. These non-audit fees relate to corporate compliance, tax and registration filing services performed for the Company.

Compliance With Section 16(a) of the Exchange Act.    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the fiscal year ended March 31, 2002 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2002, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2002.

Item 10.    Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended March 31, 2000, 2001 and 2002 of those persons who were, at March 31, 2002, the Chief Executive Officer of the Company and executive officers of the Company whose compensation exceeded $100,000.

Summary Compensation Table

	Annual Compensation				Other Annual Compensation (1)	Long-Term Compensation Securities Underlying Options SARs
Name and principal Position	Year	Salary	Bonus
Ross Tannenbaum, CEO and Director	2000 2001 2002	$250,000 250,000 250,000	$	— 5,000 5,000	$9,600 9,600 9,600	— — —

Mark Viner, Chief Financial Officer, Secretary & Treasurer	2000 2001 2002	113,250 124,583 137,584		5,000 5,000 5,000	7,500 7,500 7,500	300,000 — —

(1)	Other annual compensation represents automobile allowances.

The Company and Ross Tannenbaum entered into an Employment Agreement on November 10, 1998. Under the terms of that Agreement, Mr. Tannenbaum is employed for a five-year period at a base salary rate of $250,000 per year. Mr. Tannenbaum also receives certain benefits including car allowance and insurance. The Employment Agreement may be terminated for cause prior to expiration of its full term.

The Company and Mark Viner entered into an Employment Agreement on September 4, 2000. Under the terms of that Agreement, Mr. Viner is employed for a three year period at a base salary rate of $130,000 per year with minimum ten percent per year increases. Mr. Viner has been issued options to purchase 550,000 shares of the Company’s common stock at exercise prices between $0.25 and $0.4375 per share, the closing prices of the common stock at the date of the grants. The options are conditioned upon continued employment by the Company of Mr. Viner and vest throughout his employment term. Mr. Viner also receives certain benefits including car allowance and insurance. The Employment Agreement may be terminated for cause prior to expiration of its full term.

Option/SAR Grants in Last Fiscal Year

There were no Option/SAR Grants to executive officers in the fiscal year ended March 31, 2002.

Aggregated Option/SAR Exercises In Fiscal Year and FY-End
Option/SAR Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End ($) Exercisable/Unexercisable
Ross Tannenbaum	—	N/A	—	—
Mark Viner	—	N/A	450,000/100,000	$14,000/$7,000

At March 31, 2002, the closing bid price of the Company’s common stock was $0.32, and on June 7, 2002, was $0.24.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholders.

The following table sets forth as of May 31, 2002, the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and warrants to purchase shares and options exercisable within 60 days.

Name and Address Of Beneficial Owner(1)	Number of Shares Owned		Percent Of Class

Sam D. Battistone	11,129,511	(2)	19.2%

Ross Tannenbaum	12,500,000		21.6%

Owen Randall Rissman 1101 Skokie Road, Suite 255 North Brook, IL 60062	4,655,000		8.0%

Dale Larsson 3230 North University Ave. Provo, UT 84604	425,300		0.7%

Mark Viner	450,000	(5)	0.8%

David M. Greene	2,500		—

Roger Shiffman	1,255,000		2.2%

Dan Marino	1,500,000	(4)	2.5%

All Executive Officers and Directors as agroup (7 persons)(3)	27,262,311		45.6%

(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, Plantation, Florida 33324.
(2)	Excludes 1,407,025 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	350,000
Dann Battistone	350,000
Brian Battistone	350,000
Mark Battistone	350,000
Cynthia Battistone Hill	350,000
(3)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.
(4)	Includes 1,500,000 shares which are the subject of stock options.
(5)	Includes options to purchase 450,000 shares of common stock. Mr. Viner has options to purchase an additional 100,000 shares, which are not presently vested.

Item 12.    Certain Relationships and Related Transactions.

Ross Tannenbaum, the Company’s Chief Executive Officer and a Director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams® franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements, in an arms length transaction on commercially reasonable terms. In fiscal year 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $67,000 and $237,000 in royalties, respectively.

On December 18, 2001, the Company advanced $120,000 to Sam Battistone, the Company’s Chairman. This amount was repaid in January 2002. On May 13, 2002, the Company loaned Mr. Battistone $275,000. This amount was repaid in June 2002. In April 2002, the Company entered into a consulting agreement with a corporation wholly-owned by Mr. Battistone. The term of the agreement shall be until March 31, 2007. The Company shall pay the consultant $145,000 for the first year, $160,000 in each of years two, three and four and $175,000 in year five. The Company shall be responsible for all expenses incurred by the consultant in the performance of his duties. The consultant shall provide consulting services utilizing his business contacts. Mr. Battistone shall continue as Chairman of the Company’s Board of Directors.

During fiscal 2002, the Company purchased inventory items from one of the Company’s directors totaling $20,000.

During fiscal 2001 and 2002, the Company paid Dan Marino, an officer and director of the Company, $731,000 and $582,000, respectively, for his autograph on inventory items. Such payments were based on arms-length negotiations between the parties.

Item 13.    Exhibits and Reports on Form 8-K.

Exhibit Number	Exhibit

2.1	Articles of Incorporation(1)

2.2	Bylaws(1)

10.1	Ross Tannenbaum Employment Agreement(1)

10.2	Merchandise License Agreement(1)

10.3	Standard Franchise Documents(1)

10.4	Line of Credit Agreement with Merrill Lynch Business Financial Services, Inc.(2)

10.5	Employment Agreement with Mark Viner(2)

10.6
Agreement and Plan of Merger effective as of August 15, 2001 by and among Dreams, Inc., Dreams/GOI Merger Sub, Inc., The Greene Organization, Inc. and Warren H. Greene as sole shareholder of The Greene Organization, Inc.(3)

10.7	Employment Agreement dated August 15, 2001 by and among Dreams, Inc. and Warren H. Greene(3)

10.8	Consulting Agreement dated April 1, 2002 with Dreamstar, Inc.(4)

21	Subsidiaries of the Company(4)

(1)	Filed with the Company’s Form 10-KSB dated September 7, 1999 and incorporated by this reference.
(2)	Filed with the Company’s Form 10-KSB for the year ended March 31, 2001 and incorporated by this reference.
(3)	Filed with the Company’s Form 8-K dated August 28, 2001 and incorporated by this reference.
(4)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ ROSS TANNENBAUM
Ross Tannenbaum, President, Chief Executive Officer

Dated:    June 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ MARK VINER
Mark Viner, Chief Financial Officer, Principal Accounting Officer

Dated:    June 28, 2002

By:	/s/ SAM BATTISTONE
Sam Battistone, Director

Dated:    June 28, 2002

By:	/s/ DALE E. LARSSON
Dale E. Larsson, Director

Dated:    June 28, 2002

By:	/s/ ROGER SHIFFMAN
Roger Shiffman, Director

Dated:    June 28, 2002

By:	/s/ DAN MARINO
Dan Marino, Director

Dated:    June 28, 2002