Form 10QSB
period 2002-06-30
DREAMS INC
filed 2002-08-14
CIK 810829

SECURITY AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                     to                                     .

Commission file number: 0-15399

DREAMS, INC.
(Exact name of registrant as specified in its charter)

Utah State or other jurisdiction of incorporation or organization	87-0368170 (I.R.S. Employer Identification No.)

2 South University Drive, Suite. 325, Plantation, Florida (Address of principal executive offices)	33324 (Zip Code)

Registrant’s telephone number, including area code: (954) 377-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2002, there were 57,852,835 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet – Unaudited
As of June 30, 2002
(Dollars in Thousands, except share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$279
Accounts receivable, net	1,936
Inventories	7,557
Prepaid expenses and deposits	251
Deferred tax asset, net	97

Total current assets	10,120
Property and equipment, net	563
Deferred tax asset, net	824
Other intangible assets, net	1,959
Goodwill, net	1,932

Total assets	$15,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$564
Accrued liabilities	614
Short term notes payable	43
Current portion of long-term debt	299
Borrowings against line of credit	2,136
Deferred credits	90

Total current liabilities	3,746
Long-term debt, less current portion	888
Commitments and contingencies	—
Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; 57,852,835 shares issued and outstanding	23,033
Accumulated deficit	(12,082)

10,951
Less: deferred compensation	(187)

Total stockholders’ equity	10,764

Total liabilities and stockholders’ equity	$15,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Income - Unaudited
(Dollars in Thousands, except earnings per share and share amounts)

	For the three months ended:

	June 30, 2002	June 30, 2001

Revenues	$4,105	$3,598

Expenses:
Cost of sales	2,150	2,059
Operating expenses	1,652	1,223
Depreciation and amortization	26	15

Total expenses	3,828	3,297

Income before interest and taxes	277	301
Interest, net	40	62

Income before provision for income taxes	237	239
Current tax expense	14	14
Deferred tax expense	80	—

Net income	$143	$225

Earnings per share:
Basic: Earnings per share	$0.00	$0.00

Weighted average shares outstanding	57,852,835	55,520,967

Diluted: Earnings per share	$0.00	$0.00

Weighted average shares outstanding	58,076,563	56,679,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollars in Thousands)

	Three Months Ended June 30,

	2002	2001

Net cash used in operating activities	$(439)	$(1,148)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(10)

Net cash used in investing activities	(37)	(10)

Cash flows from financing activities:
Net change in line of credit balance	730	1,267
Repayments on notes payable and term loan	(200)	(11)

Net cash provided by financing activities	530	1,256

Net increase in cash and cash equivalents	54	98
Cash and cash equivalents at beginning of period	225	190

Cash and cash equivalents at end of period	$279	$288

Supplemental cash flow information:
Cash paid during the three month period ended June 30:
Interest	$40	$62
Income taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10K-SB, for the fiscal year ended March 31, 2002.

The accompanying condensed consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in management’s opinion, all adjustments, which are of normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results expected for future quarters or the full fiscal year.

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

Earnings Per Share

For the three months ended June 30, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 57,852,835 and 58,076,563, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to stock options of 223,728 and 1,158,193 as of June 30, 2002 and 2001, respectively.

Stock options to purchase up to 1,025,000 shares of the Company’s common stock at an average exercise price of $0.50 per share were not considered in the calculation of diluted earnings per share for the three month period ended June 30, 2002 due to their antidilutive effect.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

On July 1, 2002 the Company granted stock options to a non-employee to purchase up to 150,000 shares of the Company’s common stock. The exercise price is $0.25 per share and the options vest immediately.

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

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams( retail store franchises in the United States and generates revenues through the sale of those franchises, continuing royalties and sales of certain merchandise to franchises.

All of the Company’s revenue generated in the first quarters of fiscal 2003 and 2002 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the three month periods ended June 30, 2002 and 2001 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Franchise Operations	Total

June 30, 2002
Net sales	$3,464	$242	$3,706
Intersegment net sales	(97)	—	(97)
Operating earnings	394	54	448
Total assets	9,574	249	9,823

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

June 30, 2001
Net sales	$3,215	$277	$3,492
Intersegment net sales	—	—	—
Operating earnings	562	80	642
Total assets	9,744	388	10,132

Reconciliation to consolidated amounts is as follows:

	Q1 FY2003	Q1 FY2002

Revenues:
Total revenues for reportable segments	$3,706	$3,492
Other revenues	496	106
Eliminations of intersegment revenues	(97)	—

Total consolidated revenues	$4,105	$3,598
Operating earnings:
Total earnings for reportable segments	448	642
Other loss	(171)	(341)
Interest expense	(40)	(62)

Total consolidated income before taxes	$237	$239

In March 2002, the Company acquired two existing Field of Dreams® franchises and entered into the company-owned retail store business. The results of those operations are included in the Company’s consolidated financial statements. Because of the immaterial results, the retail operations are included in the “other” sections above as the retail operations did not qualify as a reportable business segment. In the future, if the retail operations become significant and qualify as a business segment, the Company will separately include retail operations in the segment footnote as a reportable segment.

4.	Inventories

The components of inventories as of June 30, 2002 are as follows:

Memorabilia products	$5,225
Prepaid autographs	975
Licensed products	936
Acrylic cases and raw materials	421

$7,557

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

5.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a Director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams® franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements, in an arms length transaction on commercially reasonable terms. In fiscal first quarter of 2003, M&S and FOD Las Vegas, LLC paid the Company $15 and $59, respectively. In the first quarter of fiscal 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $14 and $59 in royalti es, respectively.

During the first quarter of fiscal 2003 and 2002, the Company paid Dan Marino, an officer and director of the Company, $116 and $148, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

In May 2002, the Company loaned Sam Battistone $275, which was repaid in June 2002.

6.	Litigation

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

In July 2002 the athlete filed a counterclaim against the Company for breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. In August 2002, the Company amended its complaint to a count for recission of the agreement.

As of June 30, 2002, the Company has a prepaid autograph balance of $286 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $167 related to a personal services contract entered into with this athlete. As the outcome of litigation is difficult to predict, management is unable to determine at this early stage in the litigation the likelihood of a favorable outcome.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

7.	Commitments

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Certain statements in this Form 10-QSB under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

GENERAL

            As used in this Form 10-QSB “we”, “our”, “us” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

             Revenues . Total revenues increased 13.8% from $3.6 million in the first three months of fiscal 2002 to $4.1 million in the same period of fiscal 2003 due primarily to an increase in revenues generated by The Greene Organization (approximately $381,000 of increase) and revenues generated by our two company-owned Field of Dreams stores which were acquired in March 2002 (approximately $198,000 of increase).

            Manufacturing and wholesale revenues increased 6.2% from $3.2 million in the first three months of fiscal 2002 to $3.4 million in the first three months of fiscal 2003, due primarily to increased product offerings, continued development of business from existing customers and an overall increase in the Company’s distribution channels. Approximately 30% of the increase is attributable to sales generated by our art division, Farley Art, which was started in July 2001 when we entered into an exclusive agreement with Malcolm Farley, an internationally renowned sports and celebrity artist.

            Franchise operations revenues were $242,000 in the quarter ending June 30, 2002 compared to $277,000 in the same quarter last year. The reduction in revenue principally relates to decreased royalties as a result of the Company’s March 2002 acquisition of two previously franchised stores converting them into company-owned stores. During the first fiscal quarter of 2003 there were 33 Field of Dreams franchise stores as compared to 35 during the same quarter last year.

            The Company realized $298,000 in net management fee revenues in the three months ending June 30, 2002 versus $106,000 in the same period last year. The increase relates to one significant athlete marketing event in April 2002 that produced $179,000 in net management fees.

            In March 2002, the Company acquired two previously owned Field of Dreams franchises which represented our entry into the company owned store business. For the three months ended June 30, 2002, we generated $198,000 in revenues for the two stores. The same two stores generated $151,000 in revenues during the first three months of fiscal 2002 when operated as franchises and the Company only realized franchise royalties from those sales.

             Costs and expenses. Cost of sales were $2.15 million in the first three months of fiscal 2003 versus $2.06 million in the same period of fiscal 2002. As a percentage of manufacturing and wholesale revenues, cost of sales was 63.0% in the first three months of fiscal 2003 and was 64.4% in the same period of fiscal 2002.

            Operating expenses increased from $1.2 million in the first three months of fiscal 2002 to $1.6 million in the same period of fiscal 2003. The increase relates to new products and new businesses entered into after June 2001 ($172,000 of increase) and an increase in expenses associated with incremental revenues generated by The Greene Organization ($90,000). A large portion of the balance of the increase relates to the hiring of several new executive, administrative and operational employees after June 2001 in anticipation of future growth and salary increases of existing employees effected April 1, 2002. We believe we have developed the infrastructure necessary to support our operations without significant increases in fiscal 2003.

            Depreciation and amortization increased slightly from $15,000 in the first three months of fiscal 2002 to $26,000 in the first three months of fiscal 2003.

             Interest expense, net. Net interest expense decreased from $62,000 in the first quarter of fiscal 2002 to $40,000 in the first quarter of fiscal 2003 due mainly to a decrease in interest rates since January 2001 and timing of the Company’s borrowings from its line of credit throughout the three month periods for both fiscal quarters.

             Provision for income taxes. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that its deferred tax assets would be realized and accordingly, completely relieved its valuation allowance. This determination was based primarily on the Company’s continued profitability. As a result, in the first quarter of fiscal 2003, the Company had deferred tax expense of $80.

LIQUIDITY AND CAPITAL RESOURCES

            The balance sheet as of June 30, 2002 reflects working capital of $6.4 million versus working capital of $5.1 million one year earlier, a 25.4% increase.

            At June 30, 2002, the Company’s cash and cash equivalents were $279,000, compared to $288,000 at June 30, 2001. Net accounts receivable at June 30, 2002 were $1.936 million compared to $2.155 million at June 30, 2001.

            Cash used in operations amounted to $439,000 for the first quarter of fiscal 2003, compared to $1.1 million used in operations in the same period of fiscal 2002. The majority of the change relates to the timing of collection of accounts receivable. Total accounts receivable increased $207,000 for the three months ended June 30, 2001 and decreased $327,000 for the first three months in fiscal 2003.

            The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, was reduced by approximately $1.1 million for the twelve months ending June 30, 2002. Outstanding borrowings against our line of credit were $2.1 million at June 30, 2002. The line of credit is used for working capital purposes. As of August 10, 2002, the Company’s availability under the line of credit was approximately $1.4 million. The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit matures in November 2002 and the Company believes it will be able to renew its line of credit.

            During March 2002, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The transaction resulted in the Company’s entry into the company-owned store business. The purchase price was $226,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the two leases. At June 30, 2002, $43,000 of the purchase price was due to the seller under two short-term unsecured notes, bearing interest at 4.75% per annum, and is included in the current liabilities section of the balance sheet.

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

            We will continue to sell franchised units to prospective and current third-party franchisees in fiscal 2003 and beyond. We did not open any franchise units in the first quarter of fiscal 2003; however, we have dedicated significant internal time and expense towards this effort and believe these efforts will continue and result in franchise opportunities in the next 12 months. On August 6, 2002 we entered into an area development franchise agreement with a franchisee to develop four Field of Dreams stores and collected $20,000 which will be deferred as revenue until the stores open.

            The Company believes its current available cash position, taking into consideration the current availability under the line of credit, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments totaling $24,000 per month. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Part II.     Other Information

Item 1.	Legal Proceedings.

            See Note 6 of the Condensed Consolidated Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K.

            (a)   Exhibits

  No.
  99.   Certification of Chief Executive Officer and Chief Financial Officer

            (b)   Reports on Form 8-K

  None.

SIGNATURE

            In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on August 13, 2002.

DREAMS, INC.
/s/ Mark Viner

Mark Viner, Chief Financial Officer, Principal Accounting Officer