Form 10-Q
period 2002-09-30
DREAMS INC
filed 2002-11-14
CIK 810829

FORM 10-QSB

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to _____________________.

Commission file number: 0-15399

DREAMS, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0368170

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 South University Drive, Suite. 325, Plantation, Florida 33324

(Address of principal executive offices)

Issuer’s telephone number, including area code: (954) 377-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2002, there were 57,454,835 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:

Yes ☐             No ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet – Unaudited

As of September 30, 2002
(Dollars in Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$214
Accounts receivable, net	2,154
Inventories	7,321
Prepaid expenses and deposits	257
Deferred tax asset, net	58

Total current assets	10,004
Property and equipment, net	697
Deferred tax asset, net	806
Other intangible assets, net	1,953
Goodwill, net	1,932

Total assets	$15,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492
Accrued liabilities	719
Current portion of long-term debt	299
Borrowings against line of credit	2,170
Deferred credits	125

Total current liabilities	3,805

Long-term debt, less current portion	810
Commitments and contingencies	—
Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; 57,454,835 shares issued and outstanding	22,934
Accumulated deficit	(11,977)

10,957
Less: deferred compensation	(180)

Total stockholders’ equity	10,777

Total liabilities and stockholders’ equity	$15,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Income – Unaudited

(Dollars in Thousands, except share and earnings per share amounts)

	For the six months ended:		For the three months ended:

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Revenues	$8,032	$8,092	$3,927	$4,494

Expenses:
Cost of sales	4,238	4,816	2,088	2,757
Operating expenses	3,247	2,628	1,595	1,405
Depreciation and amortization	57	35	31	20

Total expenses	7,542	7,479	3,714	4,182

Income before interest and taxes	490	613	213	312
Interest, net	84	119	44	57

Income before provision for income taxes	406	494	169	255

Current tax expense	21	26	7	12
Deferred tax expense	137	—	57	—

Net income	$248	$468	$105	$243

Earnings per share:
Basic:
Earnings per share	$0.00	$0.01	$0.00	$0.00

Weighted average shares outstanding	57,774,540	55,876,879	57,697,096	56,252,835

Diluted:
Earnings per share	$0.00	$0.01	$0.00	$0.00

Weighted average shares outstanding	57,861,088	57,146,369	57,697,096	57,522,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

	Six Months Ended
	September 30,

	2002	2001

Net cash used in operating activities	$(259)	$(603)

Cash flows from investing activities:
Cash paid for investments	—	(174)
Deferred acquisition costs	—	(56)
Purchase of property and equipment	(196)	(15)

Net cash used in investing activities	(196)	(245)

Cash flows from financing activities:
Net proceeds from line of credit	764	783
Repayments on notes payable and term loan	(320)	(22)

Net cash provided by financing activities	444	761

Net decrease in cash, cash equivalents and restricted cash	(11)	(87)

Cash, cash equivalents and restricted cash at beginning of period	225	190

Cash, cash equivalents and restricted cash at end of period	$214	$103

Supplemental Disclosure of Cash Flow Information:

Cash paid during the six month periods ended September 30:
Interest	$85	$120
Income Taxes	5	2

	$90	$122

Non-cash investing and financing activities:

During the second quarter of fiscal 2002, Sam Battistone, the Company’s Chairman, tendered an aggregate of 398,000 shares of our common stock to the Company to repay $39 of personal expenses paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company from Mr. Battistone was retired.

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

Earnings Per Share

For the six months ended September 30, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 57,774,540 and 57,861,088, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to stock options of 86,548.

For the three months ended September 30, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 57,697,096 and 57,697,096, respectively.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

Stock options to purchase up to 1,025,000 shares of the Company’s common stock with an exercise price ranging from $0.35 to $0.75 per share were not considered in the calculation of diluted earnings per share for the six month period ended September 30, 2002, due to their anti-dilutive effects. Stock options to purchase up to 3,275,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the three month period ended September 30, 2002, due to their anti-dilutive effects.

3. Business Segment Information

The Company has two reportable segments: the Manufacturing/Distribution segment and the Franchise Operations segment.

The Manufacturing/Distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork and reproductions and acrylic cases. Sales are handled primarily through in-house salespersons that sell to specialty retailers and other distributors in the United States. The Company’s manufacturing and distributing facilities are located in the United States. The majority of the Company’s products are manufactured in these facilities.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises, continuing royalties and sales of certain merchandise to franchises.

All of the Company’s revenue generated in fiscal 2003 and 2002 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the six and three month periods ended September 30, 2002 and 2001 was as follows:

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

	Manufacturing/	Franchise
Six Months Ended:	Distribution	Operations	Total

September 30, 2002
Net sales	$6,731	$485	$7,216
Intersegment net sales	(137)	—	(137)
Operating earnings	785	100	885
Total assets	9,649	244	9,953

September 30, 2001
Net sales	$7,346	$580	$7,926
Intersegment net sales	—	—	—
Operating earnings	907	176	1,083
Total assets	9,469	335	9,804

Reconciliation to consolidated amounts is as follows:

	YTD FY2003	YTD FY2002

Revenues:
Total revenues for reportable segments	$7,216	$7,926
Other revenues	953	166
Eliminations of intersegment revenues	(137)	—

Total consolidated revenues	$8,032	$8,092
Operating earnings:
Total earnings for reportable segments	885	1,083
Other loss	(395)	(470)
Interest expense	(84)	(119)

Total consolidated income before taxes	$406	$494

	Manufacturing/	Franchise
Three Months Ended:	Distribution	Operations	Total

September 30, 2002 Net sales	$3,267	$243	$3,510
Intersegment net sales	(40)	—	(40)
Operating earnings	391	46	437
Total assets	9,649	244	9,953

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

	Manufacturing/	Franchise
Three Months Ended:	Distribution	Operations	Total

September 30, 2001
Net sales	$4,131	$303	$4,434
Intersegment net sales	—	—	—
Operating earnings/(loss)	432	96	528
Total assets	9,469	335	9,804

Reconciliation to consolidated amounts is as follows:

	Q2 FY2003	Q2 FY2002

Revenues:
Total revenues for reportable segments	$3,510	$4,434
Other revenues	457	60
Eliminations of intersegment revenues	(40)	—

Total consolidated revenues	$3,927	$4,494

Operating earnings:
Total earnings for reportable segments	437	528
Other loss	(224)	(216)
Interest expense	(44)	(57)

Total consolidated income before taxes	$169	$255

4. Inventories

The components of inventories as of September 30, 2002 are as follows:

Memorabilia products	$5,264
Prepaid autographs	707
Licensed products	897
Acrylic cases and raw materials	453

$7,321

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

5. Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams® franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements, in an arms length transaction on commercially reasonable terms. For the three months ended September 30, 2002 and the first six months of fiscal 2003, M&S and FOD Las Vegas, LLC paid the Company $13 and $28 and $64 and $123 in royalties, respectively. For the three months ended September 30, 2001 and the first six months of fiscal 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $12 and $26 and $61 and $120 in royalties, respectively.

During the three months ended September 30, 2002 and the first six months of fiscal 2003, the Company paid Dan Marino, an officer and director of the Company, $95 and $211, respectively. During the three months ended September 30, 2001 and the first six months of fiscal 2002, the Company paid Mr. Marino $243 and $391, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

During the second quarter of fiscal 2002, Sam Battistone, the Company’s Chairman, tendered an aggregate of 398,000 shares of our common stock to the Company to repay $39 of personal expenses paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company from Mr. Battistone was retired. In May 2002, the Company loaned Mr. Battistone $275 which was repaid in June 2002.

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

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

In July 2002 the athlete filed a counterclaim against the Company for breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The Company subsequently amended its complaint to add claims for recission of the agreement.

As of September 30, 2002, the Company has a prepaid autograph balance of $286 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $167 related to a personal services contract entered into with this athlete. As the outcome of litigation is difficult to predict, management is unable to determine at this early stage in the litigation the likelihood of a favorable outcome.

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

RESULTS OF OPERATIONS

Six Months Ended September 30, 2002 Compared to the Six Months Ended September 30, 2001

     Revenues. Total revenues decreased 0.7% from $8.092 million in the first six months of fiscal 2002 to $8.032 million in the same period of fiscal 2003.

     Manufacturing and wholesale revenues decreased 8.2% from $7.3 million in the first six months of fiscal 2002 to $6.7 million in the first six months of fiscal 2003, due primarily to several significant “one-time” sales which occurred in the first six months of fiscal 2002 that did not occur at the same frequency during the first six months of fiscal 2003, partially offset by increases in sales by certain divisions and new product lines introduced after September 2001.

     The Company generated approximately $925,000 in revenue through sales to a trading card company in the first six months of fiscal 2002 which did not occur this year as the sale related to a special promotion conducted by the customer. Additionally, in the first six months of fiscal 2002 the Company generated approximately $372,000 in revenue through our participation on a television shopping program last year relating to our Quarterbacks of the Century promotion. During the first six months of fiscal 2003 we did not appear on any television shopping programs; however, we anticipate generating revenue through this distribution outlet in the future.

     Excluding the loss of certain significant “one-time” sales, the Company was able to grow our defined core business. In addition to the core business growth, a recently created division and new products introduced after September 2001 provided revenue growth. Farley Art, a division created in July 2001, realized approximately $300,000 in incremental revenues over the prior year due to increased awareness of our products and the benefits associated with marketing the brand for over fifteen months now. Additionally, we began manufacturing and selling bobble-head products in November 2001. During the first six months of fiscal 2003, we generated approximately $375,000 in revenues through sales of bobble-head products. This product line has a limited life span and we do not anticipate this product line to generate significant revenues in the future.

     Franchise operations revenues were $485,000 for the six months ending September 30, 2002 compared to $580,000 in the same period last year. The reduction in revenue principally relates to decreased royalties as a result of the Company’s March 2002 acquisition of two previously franchised stores converting them into company-owned stores and the closing of two franchise stores after September 2001. During the first six months of fiscal 2003 there were 31 Field of Dreams® franchise stores as compared to 35 during the same period last year. Additionally, the Company recognized $35,000 in September 2001 relating to the expiration of several area development agreements which resulted in the Company recognizing into revenue non-refundable deposits held by the Company.

     In March 2002, the Company acquired two previously owned Field of Dreams® franchises which represented our entry into the company owned store business. For the six months ended September 30, 2002, we generated $396,000 in revenues for the two stores. The same two stores generated $255,000 last year when they were operated as franchises and the Company only realized franchise royalties from those sales.

     The Company realized $565,000 in net management fee revenues in the six months ending September 30, 2002 versus $166,000 in the same period last year. The increase relates to timing of events as several certain large events occurred during the current year period.

     Costs and expenses. Cost of sales was $4.2 million in the first six months of fiscal 2003 versus $4.8 million in the same period of fiscal 2002. As a percentage of revenues, cost of sales was 52.8% in the first six months of fiscal 2003 and was 59.5% in the same period of fiscal 2002.

The primary reasons for the improvement was our entering into the company-owned store business in March 2002 and the commencement of the Farley Art division in July 2001.

     Operating expenses increased from $2.6 million in the first six months of fiscal 2002 to $3.2 million in the same period of fiscal 2003. The increase relates to expenses associated with new products and new divisions created during calendar 2001 ($332,000 of increase) and an increase in expenses associated with incremental revenues generated by The Greene Organization ($103,000). The balance of the increase relates primarily to the hiring of several new executive, administrative and operational employees throughout calendar 2001 in anticipation of future growth and salary increases of existing employees effected April 1, 2002. We believe we have developed the infrastructure necessary to support our operations without significant increases in the remaining months of fiscal 2003.

     Depreciation and amortization increased slightly from $35,000 in the first six months of fiscal 2002 to $57,000 in the first six months of fiscal 2003.

     Interest expense, net. Net interest expense decreased from $119,000 in the first six months of fiscal 2002 to $84,000 in the first six months of fiscal 2003 due mainly to a decrease in interest rates over the past year and timing of the Company’s borrowings from its line of credit throughout the six month periods for both fiscal years.

     Provision for income taxes. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that its deferred tax assets would be realized and accordingly, completely relieved its valuation allowance. This determination was based primarily on the Company’s continued profitability. As a result, in the first six months of fiscal 2003, the Company had deferred tax expense of $137,000.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Revenues. Total revenues decreased 12.6% from $4.494 million in the second quarter of fiscal 2002 to $3.927 million in the same period of fiscal 2003.

     Manufacturing and wholesale revenues decreased 19.5% from $4.1 million in the second quarter of fiscal 2002 to $3.3 million in the second quarter of fiscal 2003 due to the absence of several significant “one-time” sales which occurred in the second quarter of fiscal 2002 that did not occur at the same frequency during the same period this year, partially offset by increases in sales by certain divisions and product lines introduced after September 2001. The Company generated approximately $372,000 in revenue through our participation on a television shopping program last year relating to our Quarterbacks of the Century promotion in second quarter of fiscal 2002. During the second quarter of fiscal 2003 we did not appear on any television shopping programs; however, we anticipate generating revenue through this distribution outlet in the future.

     Relating to the Quarterbacks of the Century promotion, which occurred during the second quarter of fiscal 2002, the largest promotion in the Company’s history, The Greene Organization realized approximately $572,000 in wholesale revenue relating to sales of the promotion’s uniquely designed products.

     Excluding the loss of certain significant “one-time” sales, Farley Art, a division created in July 2001, realized approximately $206,000 in incremental revenues over the prior year quarter due to increased awareness of our products and the benefits associated with marketing the brand for over fifteen months.

     Franchise operations revenues were $243,000 for the three months ending September 30, 2002 compared to $303,000 in the same period last year. The reduction in revenue relates to decreased royalties as a result of the Company’s March 2002 acquisition of two previously franchised stores converting them into company-owned stores and the closing of two franchise stores after September 2001. During the second quarter of fiscal 2003 there were 31 Field of Dreams® franchise stores as compared to 35 during the same period last year.

     In March 2002, the Company acquired two previously owned Field of Dreams® franchises which represented our entry into the company owned store business. For the three months ended September 30, 2002, we generated $198,000 in revenues for the two stores. The same two stores generated $104,000 last year when operated as franchises and the Company only realized franchise royalties from those sales.

     The Company realized $267,000 in net management fee revenues in the second quarter of fiscal 2003 versus $60,000 in the same quarter last year. The increase relates to timing of events as several certain large events occurred during the current year quarter.

     Costs and expenses. Cost of sales was $2.1 million in the second quarter of fiscal 2003 versus $2.7 million in the same period of fiscal 2002. As a percentage of revenues, cost of sales was 53.2% in the second quarter of fiscal 2003 and was 61.3% in the same period of fiscal 2002. The primary reasons for the improvement was our entering into the company-owned store business in March 2002, the commencement of the Farley Art division in July 2001 and the incremental wholesale revenues of The Greene Organization.

     Operating expenses increased from $1.4 million in the second quarter of fiscal 2002 to $1.6 million in the same period of fiscal 2003. The increase primarily relates to newly created divisions started during fiscal 2002 ($153,000 of increase).

     Depreciation and amortization increased slightly from $20,000 in the second quarter of fiscal 2002 to $31,000 in the second quarter of fiscal 2003.

     Interest expense, net. Net interest expense decreased from $57,000 in the second quarter of fiscal 2002 to $44,000 in the second three months of fiscal 2003 due mainly to timing of the Company’s borrowings from its line of credit throughout the six month periods for both fiscal years and improvement in the interest rates.

     Provision for income taxes. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that its deferred tax assets would be realized and accordingly, completely relieved its valuation allowance. This determination was based primarily on the Company’s continued profitability. As a result, in the second quarter of fiscal 2003, the Company had deferred tax expense of $57,000.

LIQUIDITY AND CAPITAL RESOURCES

     The balance sheet as of September 30, 2002 reflects working capital of $6.2 million versus working capital of $5.3 million one year earlier, a 17.0% increase.

     At September 30, 2002, the Company’s cash and cash equivalents were $214,000, compared to $103,000 at September 30, 2001. Net accounts receivable at September 30, 2002 were $2.2 million compared to $2.1 million at September 30, 2001.

     Cash used in operations amounted to $259,000 for the first six months of fiscal 2003, compared to $603,000 used in operations in the same period of fiscal 2002. The majority of the change relates to the timing of collection of accounts receivable and the payment of accounts payable.

     The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, was reduced by approximately $595,000 for the twelve months ending September 30, 2002. Outstanding borrowings against our line of credit were $2.2 million at September 30, 2002. The line of credit is used for working capital purposes. On September 30, 2002 our line of credit was increased $1.0 million from $3.5 million to $4.5 million. As of November 10, 2002, the Company’s availability under the line of credit was approximately $2.4 million. The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit bears interest at a floating annual interest rate based on adding a fixed interest charge of 2.4% to the “30-day Dealer Commercial Paper” rate. At September 30, 2002, the line of credit interest rate was 4.12%.

     During March 2002, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The transaction resulted in the Company’s entry into the company-owned store business. The purchase price was $226,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the two leases. As of September 30, 2002 the entire purchase price was paid by the Company to the seller.

     On November 1, 2002, subsequent to the end of the second fiscal quarter, the Company acquired an existing Field of Dreams® franchise store in San Diego, California representing our third company-owned retail store. The purchase price was $48,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the lease. One half of the purchase price was paid by the Company on November 1, 2002 with the balance due before December 31, 2002.

     On November 7, 2002, subsequent to the end of the second fiscal quarter, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The purchase price was $106,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the two leases. The entire purchase price was paid at closing.

     We plan to closely analyze the results of these new company-owned operations and will evaluate other opportunities, as the Company sees necessary. Based on the success of those operations, we may pursue opportunities to purchase other existing franchise locations or find situations where we may open stores in new locations. Our internal staff which manages the franchise operations has extensive experience in operating retail outlets. We believe we can effectively transition into the company-owned store business and add future revenues and profits to the consolidated entity.

     We will continue to sell franchised units to prospective and current third-party franchisees in fiscal 2003 and beyond. We did not open any franchise units in the first half of fiscal 2003; however, we have dedicated significant internal time and expense towards this effort and believe these efforts will continue and result in franchise opportunities in the next 12 months. On August 6, 2002 we entered into an area development franchise agreement with a franchisee to develop four Field of Dreams® stores and collected $20,000 which will be deferred as revenue until the stores open. We expect the first of those four stores to open in late November 2002.

     The Company believes its current available cash position, taking into consideration the current availability under the line of credit, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments totaling $24,000 per month. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned. The Company has no present material commitments for capital expenditures. The Company does not currently have any off balance sheet financing arrangements.

Item 3. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II. Other Information

Item 1. Legal Proceedings.

     See Note 6 to the Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

No.

99.	Certification of Chief Executive Officer and Chief Financial Officer

     (b)  Reports on Form 8-K

     None.

SIGNATURE

     In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on November 14, 2002.

DREAMS, INC.

/s/ Mark Viner

Mark Viner, Chief Financial Officer, Principal Accounting Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ross Tannenbaum, Chief Executive Officer of Dreams, Inc., certify that:

     1.     I have reviewed this Annual Report on Form 10-QSB of Dreams, Inc. (the “Registrant”);

     2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely effect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Ross Tannenbaum

Ross Tannenbaum Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Mark Viner, Chief Financial Officer of Dreams, Inc., certify that:

     1.     I have reviewed this Annual Report on Form 10-QSB of Dreams, Inc. (the “Registrant”);

     2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

d) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

e) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely effect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Mark Viner

Mark Viner Chief Financial Officer (Principal Financial and Accounting Officer)