Form 10QSB
period 2002-12-31
DREAMS INC
filed 2003-02-14
CIK 810829

FORM 10-QSB

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to _____________________.

Commission file number: 0-15399

DREAMS, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0368170

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 South University Drive, Suite 325, Plantation, Florida 33324

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

As of February 8, 2003, there were 57,241,435 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:

Yes   ☐    No   ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet – Unaudited
As of December 31, 2002
(Dollars in Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$420
Accounts receivable, net	2,539
Inventories	7,393
Prepaid expenses and deposits	451
Deferred tax asset, net	177

Total current assets	10,980
Property and equipment, net	834
Deferred tax asset, net	388
Other intangible assets, net	1,947
Goodwill, net	1,932

Total assets	$16,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$775
Accrued liabilities	1,252
Current portion of long-term debt	299
Borrowings against line of credit	1,719
Deferred credits	33

Total current liabilities	4,078
Long-term debt, less current portion	727
Commitments and contingencies	—
Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; 57,241,435 shares issued and outstanding	22,902
Accumulated deficit	(11,455)

11,447
Less: deferred compensation	(171)

Total stockholders’ equity	11,276

Total liabilities and stockholders’ equity	$16,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Income – Unaudited
(Dollars in Thousands, except share amounts and earnings per share amounts)

	For the nine months ended:		For the three months ended:

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2001	2002	2001

Revenues	$14,294	$13,018	$6,262	$4,926

Expenses:
Cost of sales	7,460	7,498	3,222	2,682
Operating expenses	5,334	4,107	2,087	1,479
Depreciation and amortization	93	55	36	20

Total expenses	12,887	11,660	5,345	4,181

Income before interest and taxes	1,407	1,358	917	745
Interest, net	127	171	43	52

Income before provision for income taxes	1,280	1,187	874	693
Current tax expense	73	60	52	34
Deferred tax expense	437	—	300	—

Net income	$770	$1,127	$522	$659

Earnings per share:
Basic: Earnings per share	$0.01	$0.02	$0.01	$0.01

Weighted average shares outstanding	57,823,890	56,390,653	57,408,444	57,412,618

Diluted: Earnings per share	$0.01	$0.02	$0.01	$0.01

Weighted average shares outstanding	57,823,890	57,466,582	57,408,444	58,036,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollars in Thousands, except share amounts)

	Nine Months Ended
	December 31,

	2002	2001

Net cash provided by (used in) operating activities	$667	$(238)

Cash flows from investing activities:
Deferred acquisition costs	—	(56)
Purchase of property and equipment	(382)	(46)

Net cash used in investing activities	(382)	(102)

Cash flows from financing activities:
Net change in line of credit	313	(292)
Net proceeds from term loan	—	1,000
Repayments on notes payable and term loan	(403)	(77)

Net cash provided by (used in) financing activities	(90)	631

Net increase in cash, cash equivalents and restricted cash	195	291
Cash, cash equivalents and restricted cash at beginning of period	225	190

Cash, cash equivalents and restricted cash at end of period	$420	$481

Supplemental Disclosure of Cash Flow Information:
Cash paid during the nine month periods ended December 31:
Interest	$126	$171
Income Taxes	29	6

	$155	$177

Non-cash investing and financing activities:
During the nine months ended December 31, 2002, Sam Battistone, the Company’s Chairman, tendered an aggregate of 611,400 shares of the Company’s common stock to the Company to repay $71 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the shares at the dates of the agreements The common stock received by the Company from Mr Battistone was retired.

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

Earnings Per Share
For the nine months ended December 31, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 57,823,890.

For the three months ended December 31, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 57,408,444.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

Stock options to purchase up to 3,275,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the three and nine month periods ended December 31, 2002, due to their anti-dilutive effects. Stock options to purchase up to 1,025,000 shares of the Company’s common stock with an exercise price of $0.44 per share were not considered in the calculation of diluted earnings per share for the three and nine month periods ended December 31, 2001, due to their anti-dilutive effects.

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

Segment information for the nine and three month periods ended December 31, 2002 and 2001 was as follows:

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

	Manufacturing/	Franchise
Nine Months Ended:	Distribution	Operations	Total

December 31, 2002
Net sales	$11,724	$963	$12,687
Intersegment net sales	388	32	420
Operating earnings	1,485	277	1,762
Total assets	10,054	365	10,419
December 31, 2001
Net sales	$11,591	$1,094	$12,685
Intersegment net sales	—	—	—
Operating earnings	1,486	440	1,926
Total assets	9,305	495	9,800

Reconciliation to consolidated amounts is as follows:

	YTD FY2003	YTD FY2002

Revenues:
Total revenues for reportable segments	$12,687	$12,685
Other revenues	2,027	333
Eliminations of intersegment revenues	(420)	—

Total consolidated revenues	$14,294	$13,018
Operating earnings:
Total earnings for reportable segments	1,762	1,926
Other loss	(355)	(568)
Interest expense	(127)	(171)

Total consolidated income before taxes	$1,280	$1,187

	Manufacturing/	Franchise
Three Months Ended:	Distribution	Operations	Total

December 31, 2002
Net sales	$4,993	$478	$5,471
Intersegment net sales	250	22	272
Operating earnings	700	176	876
Total assets	10,054	365	10,419

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

	Manufacturing/	Franchise
Three Months Ended:	Distribution	Operations	Total

December 31, 2001
Net sales	$4,245	$514	$4,759
Intersegment net sales	—	—	—
Operating earnings	613	263	876
Total assets	9,305	495	9,800

Reconciliation to consolidated amounts is as follows:

	Q3 FY2003	Q3 FY2002

Revenues:
Total revenues for reportable segments	$5,471	$4,759
Other revenues	1,063	167
Eliminations of intersegment revenues	(272)	—

Total consolidated revenues	$6,262	$4,926
Operating earnings:
Total earnings for reportable segments	876	876
Other earnings (loss)	41	(131)
Interest expense	(43)	(52)

Total consolidated income before taxes	$874	$693

4. Inventories

The components of inventories as of December 31, 2002 are as follows:

Memorabilia products	$5,243
Prepaid autographs	937
Licensed products	862
Acrylic cases and raw materials	351

$7,393

5. Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

entered into the Company’s standard franchise agreements, in an arms length transaction on commercially reasonable terms. For the three months ended December 31, 2002 and the first nine months of fiscal 2003, M&S and FOD Las Vegas, LLC paid the Company $34 and $62 and $66 and $189 in royalties, respectively. For the three months ended December 31, 2001 and the first nine months of fiscal 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $27 and $52 and $61 and $181 in royalties, respectively.

During the three months ended December 31, 2002 and the first nine months of fiscal 2003, the Company paid Dan Marino, an officer and director of the Company, $20 and $231, respectively, for his autograph on inventory items and appearance fees. During the three months ended December 31, 2001 and the first nine months of fiscal 2002, the Company paid Mr. Marino $0 and $391, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

During the second and third quarters of fiscal 2003, Sam Battistone, the Company’s Chairman, tendered an aggregate of 398,000 and 213,400 shares, respectively, of our common stock to the Company to repay $39 and $32 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company in the second and third quarters of fiscal 2003, respectively. As additional consideration for the tendered shares in the second quarter of fiscal 2003, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the shares at the dates of the agreements and no gain or loss was reflected as a result of the transactions. The common stock received by the Company from Mr. Battistone was retired. In May 2002, the Company loaned Mr. Battistone $275 which was repaid in June 2002.

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

In July 2002, the athlete filed a counterclaim against the Company for breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The Company subsequently amended its complaint to add claims for recission of the agreement.

Dreams, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
Dollars in Thousands, Except per Share Amounts

As of December 31, 2002, the Company has a prepaid autograph balance of $286 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $171 related to a personal services contract entered into with this athlete. As the outcome of litigation is difficult to predict, management is unable to determine at this stage in the litigation the likelihood of a favorable outcome.

7. Commitments

The Company is a party to certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next three years. The payments are in exchange for autographs on inventory items to be received in the future.

8. Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The amendment to SFAS 123 and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company believes that it will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 for interim periods during the first quarter ended June 30, 2003.

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

     Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Dreams may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Dreams or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Dreams disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

     As used in this Form 10-QSB “we”, “our”, “us” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The amendment to SFAS 123 and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company believes that it will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 for interim periods during the first quarter ended June 30, 2003.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2002 Compared to the Nine Months Ended December 31, 2001

     Revenues. Total revenues increased 10.0% from $13.0 million in the first nine months of fiscal 2002 to $14.3 million in the same period of fiscal 2003.

     Manufacturing/Distribution revenues were comparable in both year-to-date periods and increased slightly from $11.6 million in the first nine months of fiscal 2002 to $11.7 million in the first nine months of fiscal 2003.

     Franchise operations revenues were $1.0 million for the nine months ending December 31, 2002 compared to $1.1 million in the same period last year. The reduction in revenue principally relates to decreased royalties as a result of the Company acquiring five previously franchised stores since March 2002 and converting them into Company-owned stores.

     In March 2002, the Company acquired two previously owned Field of Dreams® franchises which represented our entry into the company owned store business. Additionally, in November 2002, the Company acquired three previously owned Field of Dreams® franchises giving the Company a total of five Company owned stores as of December 31, 2002. For the nine months ended December 31, 2002, the five stores generated $1.3 million in revenues for the Company. In comparison to the prior year when the stores were owned by franchisees, the five stores had sales of $1.0 million from which the Company only received royalty revenues. Excluding the effect of the store acquisitions, the number of franchises during both periods was similar.

     The Company realized $790,000 in net management fee revenues in the nine months ending December 31, 2002 versus $332,000 in the same period last year. The increase relates to timing of events as several certain large events occurred during the current year period.

     Costs and expenses. Cost of sales was $7.5 million in the first nine months of fiscal 2003 versus $7.5 million in the same period of fiscal 2002. As a percentage of revenues, cost of sales was 52.4% in the first nine months of fiscal 2003 and was 57.7% in the same period of fiscal 2002. The primary reason for the improvement was our entering into the Company-owned store business in March 2002 and the commencement of the Farley Art division in July 2001. The gross margins realized in sales of art products and items sold in our Company-owned stores are typically higher than that realized through wholesale sales.

     Operating expenses increased from $4.1 million in the first nine months of fiscal 2002 to $5.3 million in the same period of fiscal 2003. The increase relates to expenses associated with new products and new divisions created during fiscal 2002 ($548,000 of increase) and an increase in expenses associated with incremental revenues generated by The Greene Organization ($127,000). The balance of the increase relates primarily to the hiring of several new executive, administrative and operational employees throughout calendar 2001 in anticipation of future growth and salary increases of existing employees effected April 1, 2002. We believe we have developed the infrastructure necessary to support our operations without significant increases in the remaining months of fiscal 2003 and fiscal 2004.

     Interest expense, net. Net interest expense decreased from $171,000 in the first nine months of fiscal 2002 to $127,000 in the first nine months of fiscal 2003 due mainly to a decrease in variable interest rates over the past year and timing of the Company’s borrowings from its line of credit throughout the nine month periods for both fiscal years.

     Provision for income taxes. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that its deferred tax assets would be realized and accordingly, completely relieved its valuation allowance. This determination was based primarily on the Company’s continued profitability. As a result, in the first nine months of fiscal 2003, the Company had deferred tax expense of $437,000, while there was no related deferred tax expense during the first nine months of fiscal 2002.

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

     Revenues. Total revenues increased 28.6% from $4.9 million in the third quarter of fiscal 2002 to $6.3 million in the same period of fiscal 2003.

     Manufacturing/Distribution revenues increased 19.0% from $4.2 million in the third quarter of fiscal 2002 to $5.0 million in the third quarter of fiscal 2003. The primary reason for the increase relates to incremental sales generated in the current year quarter of approximately $438,000 relating to sales of products designed around the 30th anniversary celebration of the undefeated 1972 Miami Dolphins football team. The design and sales of the products were in unison with a specific memorabilia show celebrating the anniversary held in December 2002.

     Franchise operations revenues were $478,000 for the three months ending December 31, 2002 compared to $514,000 in the same period last year. The reduction in revenue relates to decreased royalties as a result of the Company’s acquisition of five previously franchised stores after March 2002 and converting them into Company-owned stores.

     For the three months ended December 31, 2002, the five Company-owned retail stores generated $886,000 in revenues for the Company. In comparison to the same period in the prior year when the stores were owned by franchisees, the five stores had sales of $781,000 from which the Company only received royalty revenues. Excluding the effect of the store acquisitions, the number of franchises during both periods was similar.

     The Company realized $225,000 in net management fee revenues in the third quarter of fiscal 2003 versus $166,000 in the same quarter last year. The increase relates to timing of events as several certain large events occurred during the current year quarter.

     Costs and expenses. Cost of sales was $3.2 million in the third quarter of fiscal 2003 versus $2.7 million in the same period of fiscal 2002. As a percentage of revenues, cost of sales was 50.8% in the third quarter of fiscal 2003 and was 55.1% in the same period of fiscal 2002. The primary reasons for the improvement were our entering into the Company-owned store business in March 2002, the commencement of the Farley Art division in July 2001 and the incremental wholesale revenues of The Greene Organization. The gross margins realized in sales of art products and items sold in our Company-owned stores are typically higher than that realized through wholesale sales.

     Operating expenses increased from $1.5 million in the third quarter of fiscal 2002 to $2.1 million in the same period of fiscal 2003. The increase primarily relates to newly created divisions started after December 31, 2001 ($236,000 of increase).

     Interest expense, net. Net interest expense decreased slightly from $52,000 in the third quarter of fiscal 2002 to $43,000 in the third quarter of fiscal 2003 due mainly to timing of the Company’s borrowings from its line of credit throughout the three month period for both fiscal years and a decrease in the variable interest rates.

     Provision for income taxes. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that its deferred tax assets would be realized and accordingly, completely relieved its valuation allowance. This determination was based primarily on the Company’s continued profitability. As a result, in the third quarter of fiscal 2003, the Company had deferred tax expense of $300,000, while there was no related deferred tax expense during the third quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The balance sheets as of December 31, 2002 reflects working capital of $6.7 million versus working capital of $6.9 million at December 31, 2001.

     At December 31, 2002, the Company’s cash and cash equivalents were $420,000, compared to $481,000 at December 31, 2001. Net accounts receivable at December 31, 2002 were $2.5 million compared to $2.3 million at December 31, 2001.

     Cash provided by operations amounted to $667,000 for the first nine months of fiscal 2003, compared to cash used in operations of $238,000 in the same period of fiscal 2002. The majority of the change relates to improved operations, the timing of collection of accounts receivable and payment of accounts payable and the timing of payments made by the Company associated with certain accrued liabilities.

     The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, increased by approximately $29,000 for the twelve months ending December 31, 2002. Outstanding borrowings against our line of credit were $1.7 million at December 31, 2002. The line of credit is used for working capital purposes. On September 30, 2002, our line of credit was increased from $3.5 million to $4.5 million. As of February 11, 2003, the Company’s availability under the line of credit was approximately $3.3 million. The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit bears interest at a floating annual interest rate based on adding a fixed interest charge of 2.4% to the “30-day Dealer Commercial Paper” rate. At December 31, 2002, the line of credit’s annual interest rate was 3.7%.

     On November 1, 2002, the Company acquired an existing Field of Dreams® franchise store in San Diego, California representing our third Company-owned retail store. The purchase price was $53,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the operating lease.

     On November 7, 2002, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The purchase price was $101,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the two operating leases.

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

     We will continue to sell franchised units to prospective and current third-party franchisees in fiscal 2003 and beyond. We have dedicated significant internal time and expense towards this effort and believe these efforts will continue and result in franchise opportunities in the next 12 months. On August 6, 2002 we entered into an area development franchise agreement with a franchisee to develop four Field of Dreams® stores and collected $20,000 which will be deferred as revenue until the stores open. In addition to the area development fee, the franchisee will pay the Company an additional $20,000 per store at the time of opening. In November 2002, the first of the four stores opened and the company recognized $25,000 in franchise fee revenue. Additionally, in January 2003 we collected $32,500 representing the franchise fee for a single location from a new franchisee owner. This amount will be deferred with respect to revenue recognition until the time of the store opening.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

No.

99.	Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

None.

SIGNATURE

     In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on February 13, 2003.

DREAMS, INC.

/s/ Mark Viner

Mark Viner, Chief Financial Officer, Principal Accounting Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ross Tannenbaum, Chief Executive Officer of Dreams, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Dreams, Inc. (the “Registrant”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Ross Tannenbaum

Ross Tannenbaum Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Mark Viner, Chief Financial Officer of Dreams, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Dreams, Inc. (the “Registrant”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Mark Viner

Mark Viner Chief Financial Officer (Principal Financial and Accounting Officer)