Form 10KSB
period 2003-03-31
DREAMS INC
filed 2003-06-30
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2003

Dreams, Inc.

(Name of small business issuer in its charter)

Utah	87-0368170

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South University Drive, Plantation, Florida	33324

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (954) 377-0002 Securities registered pursuant to Section 12(b) of the Act:

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

Yes  ☒     No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $17,825,000

The aggregate market value of the common equity held by non-affiliates as of June 2, 2003 was $4,990,000.

The number of shares outstanding of the issuer’s common stock as of June 15, 2003 is 56,961,435.

Transitional Small Business Disclosure Format (check one):   Y ☐     N  ☒

FORWARD LOOKING STATEMENTS

The registrant cautions readers that certain important factors may affect actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of the registrant. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.

FORM 10-KSB

i

Part I

Item 1.    Description of Business

General.

As used in this Form 10-KSB “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Dreams, Inc. is a Utah Corporation which was formed in April 1980. The Company operates through its wholly-owned subsidiaries with business operations in franchising, manufacturing and distribution, and recently retail operations. Dreams Franchise Corporation (“DFC”) is in the business of selling Field of Dreams® retail store franchises and generates revenues through the sale of those franchises and continuing royalties. There are currently 28 Field of Dreams® franchise stores open and operating. The manufacturing and distribution business is conducted through Dreams Products, Inc. (“DPI”) and through the Company’s Farley Art division, which is the Company’s entry into original art and reproductions of sports personalities and events. DPI is a wholesaler of sports memorabilia products and acrylic cases. DPI employs the trademark “Mounted Memories.” DPI pays annual fees to Major League Baseball and the National Football League which officially licenses DPI’s baseball and football memorabilia products. Through The Greene Organization the Company is engaged in the representation and marketing of professional athletes. In March 2002 we entered into the company-owned retail business with the purchase of two existing Field of Dreams® franchises through Dreams Retail Corporation. We currently own and operate six retail stores.

Field of Dreams® Franchising Background.

The Company conducts its Field of Dreams® operations through DFC. DFC licenses certain rights from MCA/Universal Merchandising Inc. (“MCA”) to use the name “Field of Dreams®” in connection with retail operations and catalog sales. Field of Dreams® is a copyright and trademark owned by Universal City Studios, Inc. with all rights reserved. Universal has authorized MCA to license the marks. Neither company is in any way related to or an affiliate of the Company. The Company does not presently have a Field of Dreams® catalog.

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

Franchising.

The laws of each state vary regarding regulation of the sale of franchises. Certain states require compliance with the regulations of the Federal Trade Commission (the “FTC Regulations”) prior to commencement of sales activity (the “FTC States”). Other states require compliance with specific additional registration procedures which vary in complexity. DFC is currently offering franchises in 44 states. Compliance with the FTC Regulations and various state regulations requires preparation of an extensive offering circular and the filing of such circular in certain states. Compliance with some state regulations requires significant time in connection with satisfying comments of franchise offering circular examiners. Compliance with FTC Regulations and certain state laws significantly limits the means by which the Company offers and sells franchises. DFC offers five types of franchises: Individual Standard Store (“Standard”), Individual Kiosk (“Kiosk”), Area Development (“Area Development”), Conversion (“Conversion”), and Seasonal (“Seasonal”). The Company does not depend on any one or a few franchisees for a material portion of its revenues. Royalties from the largest franchisee accounted for only one percent of the Company’s fiscal 2003 consolidated revenues.

Standard Franchises:

Our Standard franchise provides a franchisee the right to open and operate a single Field of Dreams® store at a single specified location. Franchisees pay DFC $10,000 upon execution of a Standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC’s general practice that the term of Standard franchise agreements concur with the term of the franchisee’s lease. In addition to sublicensing the right to use the Field of Dreams® name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams® store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. The course is conducted at a DFC designated site. DFC also makes the same training available to a reasonable number of the franchisee’s employees. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC loans to each franchisee a copy of its operations manual which sets out the policies and procedures for operating a Field of Dreams® store. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. DFC also reserves the right to change the name used in the system from Field of Dreams® to any other name and require all franchisees to discontinue any use of any aspect of the system or the name Field of Dreams®. DFC has reserved this right in its franchise agreements to provide for the event that it determines that another name would be better for its franchise system, that the royalty it pays to MCA in connection with use of the name is excessive or if DFC should breach the terms of the MCA license and lose the right to use the Field of Dreams® name.

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

Kiosk:

A Kiosk franchise provides a franchisee the same rights as a Standard franchise, except that the franchisee is licensed to open a freestanding Kiosk for an initial franchise fee of $19,000 rather than $32,500. Other fees paid by Kiosk franchisees, including ongoing royalties, and marketing and development fund contributions are the same as under a Standard franchise agreement.

Area Development:

An Area Development agreement grants rights to develop a minimum of four Field of Dreams® stores in a designated area. The stores are required to be open pursuant to a specified time schedule. The developer must execute separate Standard franchise agreements for each store as it is opened. Upon execution of the Area Development agreement, the developer is required to pay DFC $5,000 for each store to be opened, with a minimum payment upon execution of $20,000. The developer must obtain DFC’s approval for each store site the developer proposes to open. The developer then pays DFC an additional $20,000 for each store upon execution by the developer of a lease for that store. Development Agreements are not transferable without the consent of DFC.

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

Seasonal franchisees must pay the Company an initial fee of $2,500 for each seasonal location. As Seasonal franchises are open for a very limited period of time, DFC offers very limited service to such franchisees. Seasonal franchises are available only to existing Field of Dreams® Franchisees.

DFC sold one Standard franchise and one Area Development agreement during the fiscal year ended March 31, 2003. DFC sold no Kiosk, Seasonal or Conversion Franchises during the fiscal year ended March 31, 2003. It is not anticipated that Kiosk or Conversion Franchises will be a substantial portion of DFC’s business in the future. DFC does not actively market Kiosk and Conversion Franchises and there appears to be little interest in those types of franchises from potential purchases.

Franchise Broker.

DFC does not currently employ a franchise broker. The officers of DFC currently act as sales agents for Field of Dreams® franchises. The Company may engage an outside franchise broker in the future. Most persons expressing an interest in purchasing a Field of Dreams® franchise have visited a Field of Dreams® store and have subsequently contacted DFC.

Retail Stores.

In March 2002, we entered into the retail business with the purchase of two existing Field of Dreams® franchises including inventory on hand as of the acquisition date. The stores are located in the Park Meadows Mall in Denver, Colorado and the Somerset Mall, in Detroit, Michigan. In October 2002, we purchased two franchised stores located in the Woodfield Mall, in Chicago, Illinois and in the MacArthur Center in Norfolk, Virginia. In November 2002 we purchased a franchised store located at the Horton Plaza in San Diego, California. Our sixth franchised store was purchased in May 2003. This store is located in the Garden State Plaza in Paramus, New Jersey. The Company intends to identify other franchised stores which it may purchase from time to time as it believes is appropriate. The Company will also evaluate the opening of new retail operations.

Mounted Memories.

Mounted Memories (“MMI”) is a wholesaler and manufacturer of sports and celebrity memorabilia products and acrylic cases. MMI also organizes, operates and participates in hobby and collectible shows. The Company has non-exclusive informal agreements with numerous well-known athletes who frequently provide autographs at agreed-upon terms. The Company also enters into exclusive agreements with athletes. The Company has entered into an exclusive arrangement with Dan Marino who is also a member of the board of directors. Through its relationships with athletes, agents and other persons and entities in the sporting industry, MMI is able to arrange for the appearance of popular athletes and celebrities at collectible shows, and at the same time, generate inventory for future sales from the warehouse. The Company negotiates directly with the athlete or with the athlete’s agent to determine contract specifics. These contracts are formal in that they stipulate the logistic specifics, payment terms and number of autographs to be received. The Company generally receives a fee when it arranges an athlete for an appearance at a corporate event.

MMI has been in business since 1989 and has achieved its industry leading status partly due to its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI offers a large selection and supply of acrylic cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is plastic. There are many vendors who sell plastic throughout South Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual suppliers represent more than ten percent of the Company’s total fiscal 2003 purchases.

MMI’s customer base varies greatly and includes, for example, internet companies, traditional catalog retailers and retail stores which sell sports and celebrity memorabilia products and cases. Field of Dreams® franchise stores purchase products from MMI and have historically provided approximately eight percent of MMI’s revenue. No other customer provided greater than ten percent of MMI’s total fiscal 2003 revenue.

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

In August 2001 the Company also entered into a five year employment agreement with Warren H. Greene. The agreement provides that the Company will pay Warren H. Greene $250,000 per year and an annual bonus whereby Mr. Greene may earn an annual bonus in an amount equal to one-third of the earnings before interest, taxes, depreciation and amortization of The Greene Organization in excess of $250,000. Mr. Greene earned a bonus of $249,000 in fiscal 2003.

Farley Art

The Farley Art division is the work of famous sports and celebrity artist Malcolm Farley. In fiscal 2002, the Company entered into a 15-year exclusive agreement with Mr. Farley. The agreement provides that the Company will pay Mr. Farley $100,000 per annum and an annual bonus whereby Mr. Farley may earn an annual bonus in an amount equal to thirty-five percent (35%) of the earnings before interest, taxes, depreciation and amortization of the Farley Art division. Mr. Farley earned a bonus of $73,000 in fiscal 2003.

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

The Company’s retail stores compete with other retail establishments, including the Company’s franchise stores, selling sports related merchandise, memorabilia and similar products. The success of these stores depends partly on the quality and authenticity of products.

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its fifteen-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the two core sports that provide the greatest source of industry revenue, baseball and football.

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

Employees.

The Company employs seventy-six (76) full-time employees and twenty-one (21) part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third quarter of our fiscal year, primarily due to holiday sales.

Item 2.     Description of Property.

The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 4,500 square feet of office space and expires in June 2005. The Company’s principal executive offices are located at the Plantation, Florida facility.

As of March 31, 2003, our primary manufacturing/warehouse facility in Sunrise, Florida had approximately 23,500 square feet of office, manufacturing and warehousing space. In April 2003, we received the certificate of occupancy on a new facility (in the same building) which has approximately 50,000 square feet of office, manufacturing and warehousing space and will replace the current facility as well as a small, secondary warehouse we currently lease in Sunrise, Florida as well. As of June 15, 2003, we were in the process of moving the office, manufacturing and warehouse operations from the two Sunrise facilities into the new space. We anticipate being fully operational in the new space sometime during July 2003 at which time our lease obligations for the two current facilities will cease. The lease is for a 10 year term with rent of approximately $21,000 per month with 3% annual increases.

Our six company-owned stores located in Paramus, New Jersey, San Diego, California, Chicago, Illinois, Norfolk, Virginia, Denver, Colorado and Detroit, Michigan currently lease their facilities, with lease terms (including renewal options) expiring in various years through January 2008. In addition to the leases associated with the company-owned stores, we also lease a warehouse facility in Denver, Colorado which has approximately 3,000 square feet and the lease expires in October 2005.

Item 3.     Legal Proceedings.

On May 31, 2002, the Company filed an action in the Circuit Court of Broward County, Florida against an athlete in connection with a certain exclusive services agreement between the athlete and the Company whereby the athlete would provide sports memorabilia and licensed products to the Company for a period of three years. The Company alleges among other things, that the athlete has failed to perform the necessary services under the agreement. The Company has requested that the court award compensatory damages, including loss of profits and a constructive trust over the common stock issued to the athlete and return of amounts prepaid to the athlete for autographs to be provided in the future. As of March 31, 2003, the Company has a prepaid autograph balance of $286,000 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $167,000 related to a personal services contract entered into with this athlete. As the outcome of litigation is difficult to predict, management is unable to determine at this early stage in the litigation the likelihood of a favorable outcome.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals, under the symbol “DRMS.” The high and low bids of the Company’s common stock for each quarter during fiscal years ended March 31, 2002 and 2003 are as follows:

Fiscal Year Ended March 31, 2002:	High Bid Price	Low Bid Price

First Quarter	$.70	$.35
Second Quarter	.64	.39
Third Quarter	.45	.30
Fourth Quarter	.38	.29

Fiscal Year Ended March 31, 2003:

First Quarter	$.36	$.24
Second Quarter	.28	.18
Third Quarter	.25	.13
Fourth Quarter	.18	.13

On June 25, 2003, the high bid price was $0.22 and the low bid price was $0.22 for the Company’s common stock.

Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are Three Hundred Eighty-Five (385) record owners of the Company’s common stock.

In fiscal 2003 and 2002, the Company did not pay dividends. The Company intends to retain future earnings to finance the expansion of our operations and for general corporate purposes.

EQUITY COMPENSATION PLANNING INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	0

Equity Compensation Plans Not Approved by Security Holders	3,254,750	$0.33	0

Total	3,254,750	$0.33	0

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

GENERAL

As used in this Form 10-KSB “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

RESULTS OF OPERATIONS

Use of Estimates and Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary.

Goodwill

On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination.

Reserves for Litigation

The Company is subject to various legal proceedings and other claims in the ordinary course of its business. Management estimates the amount of ultimate liability, if any, with respect to such matters in excess of the applicable insurance coverage based on available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur.

Fiscal Years

The Company’s fiscal year ends each March 31, and the fiscal years ended March 31, 2003 and March 31, 2002 are referred to as “fiscal 2003” and “fiscal 2002,” respectively. Certain prior period amounts have been reclassified to conform with the current year financial statement presentation.

Revenue Recognition

The Company recognizes retail/wholesale and franchise fee revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net wholesale revenues are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Retail revenues and related cost of sales are recognized at the time of sale.

The Company had wholesale sales to Field of Dreams® franchises of $1.0 million and $1.5 million in fiscal 2003 and 2002, respectively. Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement and the franchised unit opens. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts. Management fee revenue related to the representation and marketing of professional athletes is recognized when earned and is reflected net of its related costs of sales.

Fiscal 2003 Compared to Fiscal 2002

Revenues. Total revenues increased 7.2% from $16.6 million in fiscal 2002 to $17.8 million in fiscal 2003. The increase primarily relates to incremental revenues generated through company-owned retail stores. The Company operated five stores during a portion of fiscal 2003 versus only two stores for only one month of fiscal 2002.

Manufacturing/distribution revenues slightly decreased by 4.1% from $14.7 million in fiscal 2002 to $14.1 million in fiscal 2003, due primarily to a slight downturn in the core business due to a sluggish economy for most of fiscal 2003. The decrease relates to a reduction in volume as the Company was able to maintain a consistent level of sales prices between the two fiscal years.

Management fee revenue increased 74.7% from $539,000 in fiscal 2002 to $942,000 in fiscal 2003. Management fees are generated through athlete representation and marketing fees the Company charges its customers, and are reported net of the related cost of sales. During fiscal 2003 the Company organized two significant revenue generating events with casino properties which generated approximately $249,000 in net management fee revenues.

Franchise operations revenue decreased $175,000, or 13%, from fiscal 2002 to fiscal 2003. The decrease primarily relates to the Company’s acquisition of five previously franchised stores since March 2002 and converting them into Company-owned stores. The Company purchased an additional previously franchised store in May 2003. In fiscal 2003 and 2002, the average number of franchised stores was 27 and 33, respectively.

In March 2002, the Company acquired two previously owned Field of Dreams® franchises which represented our entry into the company owned store business. Additionally, in November 2002, the Company acquired three previously owned Field of Dreams® franchises giving the Company a total of five Company owned stores as of March 31, 2003. During fiscal 2003, the Company-owned stores generated $1.6 million in revenues for the Company versus only $31,000 in fiscal 2002. In May 2003, the Company purchased an additional previously franchised store.

Cost and expenses. Cost of sales was $9.4 million in fiscal 2003 versus $9.6 million in fiscal 2002. As a percentage of Retail/Wholesale revenues, cost of sales was 59.9% in fiscal 2003 and was 65.0% in fiscal 2002. The primary reason for the improvement was our entering into the company-owned store business in March 2002 which has higher margins and the commencement of the Farley Art division in July 2001.

Operating expenses increased 27.6% from $5.8 million in fiscal 2002 (35.1% of total revenue) to $7.4 million in fiscal 2003 (41.4% of total revenue). The increase relates to expenses associated with new products and new divisions created during fiscal 2002 ($932,000 of increase) and an increase in expenses associated with incremental revenues generated by The Greene Organization ($138,000). The balance of the increase relates primarily to the hiring of several new executive, administrative and operational employees during both fiscal 2002 and fiscal 2003 in anticipation of future growth and salary increases of existing employees effected April 1, 2002.

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

Depreciation and amortization. Depreciation and amortization increased slightly from $90,000 in fiscal 2002 to $153,000 in fiscal 2003. The increase relates to depreciation expense relating to the fixed assets acquired through the acquisition of five previously franchised Field of Dreams® stores since March 2002 and converting them into Company-owned stores.

Interest expense, net. Net interest expense decreased 23.2% from $207,000 in fiscal 2002 to $159,000 in fiscal 2003, due mainly to a decrease in interest rates over the past year and timing of the Company’s borrowings from its line of credit throughout the twelve month periods for both fiscal years.

Provision for income taxes. During fiscal 2003, the Company had an income tax expense of $272,000 compared to an income tax benefit of $959,000 in fiscal 2002. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that its deferred tax assets would be realized and accordingly, completely relieved its valuation allowance of approximately $1.0 million. This determination was based primarily on the Company’s continued profitability. In fiscal 2003, the Company’s effective tax rate was 40%. We expect our ongoing effective tax rate to be approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of March 31, 2003 reflects working capital of $6.2 million versus working capital of $6.3 million a year earlier.

At March 31, 2003, the Company’s cash and cash equivalents were $146,000, compared to $225,000 at March 31, 2002. Net accounts receivable at March 31, 2003 were $1.3 million compared to $2.3 million at March 31, 2002. The reduction in receivables primarily relates to the timing of certain large sales occurring in late fiscal 2002 and an overall improvement in the timing of collection of accounts receivable due to an increase in the accounting staff.

Cash provided by operations amounted to $159,000 for fiscal 2003, compared to $96,000 provided by operations in fiscal 2002.

The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, was increased by $645,000 during fiscal 2003. The outstanding borrowings against our line of credit were $2.1 million at March 31, 2003. The line of credit is used for working capital purposes. As of June 15, 2003, the Company’s availability under the line of credit was approximately $1.5 million. The line of credit is collateralized by the Company’s accounts receivable and inventories. The Company is required to comply with certain annual financial ratios. As of March 31, 2003, the Company did not meet one of the covenants and the bank has waived such noncompliance and the bank has amended the agreement to delete the portion of the covenant from the line of credit agreement which caused the Company to be in noncompliance. The line of credit matures in August 2003 and the Company believes it will be able to renew its line of credit.

On November 1, 2001, the Company converted $1.0 million of its line of credit into a four-year term loan. The Company will make equal monthly payments of principal and interest under the term loan ($250,000 principal due each year). The line of credit and term loan carry a floating interest rate based on adding a fixed interest charge of 2.4% to the “30-day Dealer Commercial Paper” rate (3.7% at March 31, 2003).

In August 2001, the Company purchased The Greene Organization. In connection with the acquisition, the Company also entered into a five year employment agreement with Warren H. Greene. The agreement provides that the Company will pay Warren H. Greene $250,000 and an annual bonus whereby Mr. Greene may earn an annual bonus in an amount equal to one-third of the earnings before interest, taxes, depreciation and amortization of The Greene Organization in excess of $250,000. Mr. Greene earned a bonus of $249,000 and $175,000 in fiscal 2003 and fiscal 2002, respectively.

During March 2002, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The transaction resulted in the Company’s entry into the company-owned store business. The purchase price was $226,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the two leases. At March 31, 2002, $163,000 of the purchase price was due to the seller under two short-term notes, bearing interest at 4.75% per annum. Both notes are included in the current portion of debt section of the balance sheet as of March 31, 2002 and were repaid in fiscal 2003.

In October 2002, the Company purchased two existing Field of Dreams® stores from an individual franchise owner. The purchase price was $101,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the two leases.

In November 2002, the Company acquired an existing Field of Dreams® franchise store in San Diego, California representing our fifth company-owned retail store. The purchase price was $53,000 and was treated as an asset purchase, whereby the Company acquired certain inventory items, store fixtures and assumed the lease.

We plan to closely analyze the results of these new company-owned operations and evaluate other opportunities, as the Company sees necessary. Based on the success of those operations, we may pursue opportunities to purchase other existing franchise locations or identify situations where we may open stores in new locations. Our internal staff which manages the franchise operations has extensive experience in operating retail outlets. We believe we can effectively continue the company-owned store business and add future revenues and profits to the consolidated entity.

We will continue to sell franchised units to prospective and current third-party franchisees in fiscal 2004 and beyond. We have dedicated significant internal time and expense towards this effort and believe these efforts will continue and result in franchise opportunities in the next twelve months. In August 2002 we entered into an area development franchise agreement with a franchisee to develop four Field of Dreams® stores and collected $20,000 which will be deferred as revenue until the stores open. In addition to the area development fee, the franchisee will pay the Company an additional $20,000 per store at the time of opening. In November 2002, the first of the four stores opened and the company recognized $25,000 in franchise fee revenue. Additionally, in January 2003 we collected $32,500 representing the franchise fee for a single location from a new franchisee owner. This amount was classified as deferred revenue as of March 31, 2003. This franchise store opened in May 2003 and the Company recognized $32,500 in franchise fee revenue at the time of the store opening.

At March 31, 2003 we had commitments to certain athletes under contracts for autographs to be provided in the future and the rights to produce certain products. The total of those commitments as of March 31, 2003 was $6.3 million and will be paid over the next three fiscal years. All autographs received under those commitments are brought into the Company as inventory items and resold throughout our distribution channels.

On June 3, 2003, the Company loaned Fansedge Incorporated (“Fansedge”) $100,000 at eight percent (8%) interest with a maturity date of December 31, 2003. The note is secured by all the assets of Fansedge.

The Company believes its current available cash position, taking into consideration the current availability under the line of credit, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments totaling $25,000 per month. The Company has no plans for significant capital expenditures. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Item 7.    Financial Statements.

DREAMS, INC.

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	18

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	19

Consolidated Statements of Income	20

Consolidated Statement of Stockholders’ Equity	21

Consolidated Statements of Cash Flows	22

Notes to Consolidated Financial Statements	23-42

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Dreams, Inc.

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and subsidiaries as of March 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

May 30, 2003

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	March 31, 2003	March 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$146	$225
Accounts receivable, net	1,283	2,263
Inventories	8,149	6,959
Prepaid expenses and deposits	187	259
Deferred tax asset	258	177

Total current assets	10,023	9,883

Property and equipment, net	814	546
Goodwill, net	1,932	1,932
Other intangible assets, net	1,940	1,965
Deferred tax asset	512	824

	$15,221	$15,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$775	$580
Accrued liabilities	470	627
Short-term notes payable	—	163
Current portion of long-term debt	305	296
Borrowings against line of credit	2,051	1,406
Deferred credits	110	495

Total current liabilities	3,711	3,567

Long-term debt, less current portion	637	970

Commitments and contingencies	—	—

Stockholders’ equity :
Common stock, no par value; authorized 100,000,000 shares; issued 56,961,435 and 57,852,835 shares, respectively	22,860	23,033
Accumulated deficit	(11,817)	(12,225)

	11,043	10,808

Less: deferred compensation	(170)	(195)

Total stockholders’ equity	10,873	10,613

	$15,221	$15,150

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended March 31, 2003 and 2002

(Dollars in Thousands, except share and earnings per share amounts)

	Fiscal 2003	Fiscal 2002
Revenues:
Retail / Wholesale	$15,775	$14,765
Management fees, net	942	539
Franchise fees and royalties	1,108	1,298

Total revenues	17,825	16,602

Expenses:
Cost of sales	9,449	9,593
Operating expenses	7,384	5,828
Impairment of software	—	168
Depreciation and amortization	153	90

Total expenses	16,986	15,679

Income from operations	839	923
Interest, net	159	207

Income before income taxes	680	716
Income tax expense (benefit)	272	(959)

Net income	$408	$1,675

Earnings per share:
Basic:	Net income	$0.01	$0.03

	Weighted average shares outstanding	57,550,046	56,751,191

Diluted:	Net income	$0.01	$0.03

	Weighted average shares outstanding	57,550,046	57,704,964

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended March 31, 2002 and 2003

(Dollars in Thousands, except share amounts)

	Shares Outstanding	Common Stock	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity
Balance at March 31, 2001	55,252,835	$22,021	$(13,900)	$(497)	$7,624
Shares issued for technology services	400,000	148	—	—	148
Shares issued in acquisition	2,200,000	1,078	—	—	1,078
Cancellation of shares	(500,000)	(399)	—	399	—
Shares issued pursuant to services agreement	500,000	185	—	(185)	—
Deferred compensation expense	—	—	—	88	88
Net income	—	—	1,675	—	1,675

Balance at March 31, 2002	57,852,835	23,033	(12,225)	(195)	10,613
Redemption of common stock (as settlement of advances to related party)	(891,400)	(173)	—	—	(173)
Deferred compensation expense	—	—	—	25	25
Net income	—	—	408	—	408

Balance of March 31, 2003	56,961,435	$22,860	$(11,817)	$(170)	$10,873

The accompanying notes are an integral part of this consolidated financial statement.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2003 and 2002

(Dollars in Thousands)

	Fiscal 2003	Fiscal 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$408	$1,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Property and equipment	128	90
Non-compete agreement	25	—
Deferred compensation	25	88
Deferred tax expense	264	(1,001)
Impairment of software	—	168
Change in assets and liabilities:
Decrease (increase) in accounts receivable	979	(315)
Increase in inventories	(1,190)	(236)
Increase in prepaid expenses	(101)	(176)
Decrease in notes receivable	—	20
Increase (decrease) in accounts payable	195	(988)
Increase (decrease) in accrued liabilities	(190)	311
Increase (decrease) in deferred credits	(384)	460

Net cash provided by operating activities	159	96

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	(150)
Purchase of property and equipment	(396)	(174)

Net cash used in investing activities	(396)	(324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit balance	645	(576)
Repayments on notes payable	(487)	(161)
Proceeds from term loan	—	1,000

Net cash provided by financing activities	158	263

Net (decrease) increase in cash and cash equivalents	(79)	35

Cash and cash equivalents at beginning of period	225	190

Cash and cash equivalents at end of period	$146	$225

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) is principally engaged in the manufacture, distribution and sale of sports memorabilia products and acrylic cases. The Company is also in the business of selling Field of Dreams® retail store franchises and operates retail stores selling memorabilia and related products, as well as athlete representation and corporate marketing of individual athletes.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The fiscal years ended March 31, 2003 and March 31, 2002 are herein referred to as “fiscal 2003” and “fiscal 2002”, respectively.

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

Revenue Recognition

The Company recognizes retail/wholesale and franchise fee revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net wholesale revenues are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Retail revenues and related cost of sales are recognized at the time of sale.

The Company had wholesale sales to Field of Dreams® franchises of $1.0 million and $1.5 million in fiscal 2003 and 2002, respectively. Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement and the franchised unit opens. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts. Management fee revenue related to the representation and marketing of professional athletes is recognized when earned and is reflected net of its related costs of sales.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

Costs incurred for shipping and handling associated with a sale are included in cost of sales in the period when the sale occurred. Amounts billed to a customer for shipping and handling are reported as revenue.

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. These expenses were $61 and $195 in fiscal 2003 and 2002, respectively.

Inventories

Inventories, consisting primarily of sports memorabilia products, prepaid autographs and acrylic cases, are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Prepaid autographs represent amounts paid for the rights to certain autographs to be received in the next twelve months.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during fiscal 2002 and fiscal 2003 performed transitional fair valued based impairment tests on its goodwill and other intangible assets and no impairment was noted.

Other intangible assets represent the Company-owned Mounted Memories trademark and a non-compete agreement. As of March 31, 2003 and 2002, the unamortized book value of the trademark was $1.8 million for both periods. As of March 31, 2003 and 2002, the unamortized book value of the non-compete agreement was $150 and $175, respectively.

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

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long-lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value is required.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2003 and 2002, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

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

Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average of common shares outstanding including the dilutive effect of common stock equivalents. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 0 and 953,773 for fiscal 2003 and 2002, respectively. Common stock equivalents representing stock options to purchase 3,254,750 and 975,000 shares of the Company’s common stock with exercise prices ranging from $0.25 to $0.75 and $0.44 to $0.75, outstanding as of March 31, 2003 and March 31, 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the annual average market price of the Company’s common stock and thus their inclusion would be anti-dilutive.

Stock Compensation

The Company accounts for stock options issued to non-employees under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees.” The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense. There were no stock options issued to employees in fiscal 2003 or fiscal 2002 and pro forma net earnings approximates actual net earnings in fiscal 2003 and 2002.

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

New Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146, “Accounting for Restructuring Costs,” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe the adoption of this standard will have a material impact on the financial statements.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, (“SFAS 148”) an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and adopted the additional disclosure provisions of SFAS 148 in December 2002.

In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company’s financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which has not had a material effect on the Company’s financial statements through March 31, 2003 and should not have a material affect on the Company’s future financial statements.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. The Company does not believe the adoption of this Interpretation will have a material effect on its financial statements.

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

The results of operations of The Greene Organization are included in the accompanying consolidated statements of income since the date of the acquisition.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

2.	Acquisition of Business (Continued)

In connection with the acquisition, the Company also entered into a five year employment agreement and a seven year non-compete agreement with Warren H. Greene. The agreement provides that the Company will pay Warren H. Greene $250 per year and an annual bonus whereby Mr. Greene may earn an annual bonus in an amount equal to one-third of the earnings before interest, taxes, depreciation and amortization of The Greene Organization in excess of $250. Mr. Greene earned a bonus of $249 and $175 in fiscal 2003 and 2002, respectively.

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

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. As of March 31, 2003 and 2002, the allowance for doubtful accounts was $54 and $37, respectively.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

4.	Inventories

The components of inventories are as follows:

	March 31, 2003	March 31, 2002
Memorabilia products	$5,672	$4,916
Prepaid autographs	1,130	814
Licensed products	1,002	849
Acrylic cases and raw materials	345	380

	$8,149	$6,959

As of March 31, 2003 and 2002, the reserve for slow moving inventory was $265 and $133, respectively.

5.	Property and Equipment

The components of property and equipment as of March 31 are as follows:

	2003	2002
Leasehold improvements	$45	$30
Machinery and equipment	99	95
Office and other equipment and fixtures	1,148	813
Transportation equipment	47	47

	1,339	985
Less accumulated depreciation and amortization	(525)	(439)

	$814	$546

6.	Intangible Assets

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during fiscal 2003 and fiscal 2002 performed transitional fair valued based impairment tests on its goodwill and other intangible assets and no impairment was noted.

As of March 31, 2003 and 2002, the Company has total consolidated goodwill, net of accumulated amortization, of $1.9 million, all of which is allocated primarily to the Manufacturing/Distribution segment.

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The Company’s intangible assets subject to amortization include a seven year non-compete agreement.

As of March 31, 2003 and 2002, intangible assets not subject to amortization consists of the following:

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

The Company has a formula-based revolving line of credit which allows the Company to borrow up to $4.5 million for working capital purposes. The balance outstanding as of March 31, 2003 was approximately $2.1 million and the Company’s availability under the line of credit was approximately $2.4 million as of that same date. The line of credit carries a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper” rate (3.7% at March 31, 2003). The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit matures on August 14, 2003. The Company is required to comply with certain annual financial ratios. As of March 31, 2003, the Company did not meet one of the covenants and the bank has waived such noncompliance and the bank has amended the agreement to delete the portion of the covenant from the line of credit agreement which caused the Company to be in noncompliance.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

8.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31:

	2003	2002
Payroll costs (including bonuses and commissions)	$157	$277
Interest	9	8
Sales taxes	15	1
Income taxes	7	5
Royalties	125	106
Other	157	230

	$470	$627

9.	Short-Term Notes Payable

The Company had two short-term notes payable as of March 31, 2002 totaling $163. The notes related to the March 2002 purchase of two Field of Dreams® franchise stores from a franchisee. The notes were repaid in fiscal 2003.

10.   Long-Term Debt

Long-term debt consists of the following at March 31:

	2003	2002
Note payable to a lending institution at a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper Rate” (3.7% at March 31, 2003), plus equal principal payments of $21 per month through November 2005. The note is collateralized by the Company’s accounts receivables and inventories.	$608	$888

Note payable to an individual at 12% annual interest, with monthly principal and interest payments of $8 through November 2007. The note is guaranteed by the Company’s Chairman.	334	378

	942	1,266
Less current portion	(305)	(296)

	$637	$970

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

10.	Long-Term Debt

Future maturities of long-term debt are summarized as follows:

Fiscal year
2004	$305
2005	313
2006	178
2007	79
2008	67

$942

11.    Stockholders’ Equity

Common Stock

On January 1, 2001, the Company issued 50,000 shares of its common stock in conjunction with a personal services contract, for a term of two years. Deferred compensation in the amount of $63 (fair market value was $1.25 on that date), was recorded and was amortized over the term of the contract. As of March 31, 2003, the deferred compensation was fully amortized.

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

On December 27, 2001, the Company issued 500,000 shares of its common stock in connection with a personal services contract, for a term of two and one-half years. Deferred compensation in the amount of $185 was recorded.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity (Continued)

During fiscal 2003, Sam Battistone, the Company’s Chairman, caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from Mr. Battistone was retired.

Stock Options

The following table summarizes information about the stock options outstanding at March 31, 2003 and 2002:

	Stock Options
	Shares	Wtd. Avg. Price
Outstanding at March 31, 2001	3,225,250	$.33
Granted	50,000	$.35
Exercised	—	—
Expired/Canceled	—	—

Outstanding at March 31, 2002	3,275,250	$.33
Granted	—	—
Exercised	—	—
Expired/Canceled	(20,500)	$.25

Outstanding at March 31, 2003	3,254,750	$.33

Options exercisable as of March 31, 2003 and 2002 were 3,254,750 and 3,175,250, respectively.

The weighted-average fair value of options granted during fiscal 2002 was $.19 per share. There were no options granted in fiscal 2003.

In April 2001, the Company issued options to purchase 50,000 shares at $.35 per share to a nonemployee. The exercise price of the stock options were the fair market value of the common stock on the date the options were granted. The options expire in April 2004 and vested immediately.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity (Continued)

The following table summarizes information about all of the stock options outstanding at March 31, 2003:

	Outstanding options			Exercisable options
Range of Exercise prices	Shares	Weighted Average remaining life (years)	Weighted avg. price	Shares	Weighted avg. price
$ .25 – .35	2,279,750	2.41	$.25	2,279,750	$.25
.44 – .44	750,000.50		.44	750,000.44
.75 – .75	225,000.56		.75	225,000.75

	3,254,750			3,254,750

12.	Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal 2003	Fiscal 2002
Current:
Federal tax expense	$—	$—
State tax expense	41	42
Deferred:
Federal tax expense (benefit)	199	(873)
State tax expense (benefit)	32	(128)

	$272	$(959)

The components of the deferred tax asset at March 31, 2003 and 2002 are as follows:

Deferred Tax Asset - Current

	2003	2002
Allowance for doubtful accounts	$21	$15
Inventory obsolescence reserve	98	52
Deferred revenue	18	—
Inventory capitalization adjustment	75	65
Accrued expenses	46	45

Total current assets	258	177

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

12.	Income Taxes (Continued)

Deferred Tax Asset - Long Term

	2003	2002
Depreciation and amortization	$(224)	$(48)
Net operating loss carryforward	736	872

Total noncurrent assets	512	824

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2001, a valuation allowance for the full amount of the net deferred tax asset was recorded because of pre-2001 losses and uncertainties as to the amount of taxable income that would be generated in future years. During the fourth quarter of fiscal 2002, the Company determined that it was more likely than not that the deferred tax assets would be realized and completely relieved the valuation allowance of $1.0 million, which resulted in an increase of $.02 per share for both basic and diluted EPS. The determination was based primarily on the Company’s continued profitability. As of March 31, 2003, there is no valuation allowance.

A reconciliation of the Company’s effective tax rate compared to the statutory federal tax rate for the years ended March 31, 2003 and 2002 is as follows:

	2003	2002
Federal income taxes at statutory rate	34%	34%
State taxes, net of federal benefit	6	6
Valuation allowance	—	(141)
Other	—	(33)

	40%	(134)%

At March 31, 2003, the Company had available net operating loss carryforwards of approximately $2.2 million which expire as follows:

2010	$800
2012	1,010
2018	390

$2,200

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

13.	Commitments and Contingencies

Operating Leases

As of March 31, 2003, the Company leases office, warehouse and retail space under operating leases in Florida, Colorado, California, Virginia, Illinois and Michigan. Rent expense charged to operations for fiscal 2003 and 2002 was $691 and $430, respectively.

The future aggregate minimum annual lease payments under the Company’s noncancellable operating leases are as follows:

Fiscal
2004	$785
2005	784
2006	610
2007	478
2008	338
Thereafter	905

Total minimum lease commitments	$3,900

Future Contractual Payments to Athletes

As of March 31, 2003, the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re-sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Fiscal
2004	$2,727
2005	2,181
2006	1,344

Total minimum athlete commitments	$6,252

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

As of March 31, 2003, the Company has a prepaid autograph balance of $286 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $167 related to a personal services contract entered into with this athlete. In addition, the services agreement details an additional $1.0 million due the athlete as of March 31, 2003. The Company has not accrued this amount as a future inventory purchase nor did the Company reflect this amount in the chart above as the amount is in dispute. As the outcome of litigation is difficult to predict, management is unable to determine at this early stage in the litigation the likelihood of a favorable outcome.

Employment Agreements

The Company has entered into employment agreements with several of its executive officers and key employees ranging from three to five years. The agreements provide for certain annual salaries and bonuses over the term of the agreements.

14.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a Director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements on commercially reasonable terms.

In fiscal 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $67 and $237 in franchise royalties, respectively. In fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $75 and $247 in franchise royalties, respectively. Additionally, during fiscal 2002, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $106 and $132, respectively. During fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $162 and $105, respectively.

On December 18, 2001, the Company advanced $120 to Sam Battistone, the Company’s Chairman. This amount was repaid in January 2002. On May 13, 2002, the Company loaned Mr. Battistone $275. This amount was repaid in June 2002.

In April 2002, the Company entered into a consulting agreement with a corporation wholly-owned by Mr. Battistone. The term of the agreement shall be until March 31, 2007. The Company shall pay the consultant $145 for the first year, $160 in each of years two, three and four and $175 in year five. The Company shall be responsible for all expenses incurred by the consultant in the performance of his duties. The consultant shall provide additional marketing and sales opportunities utilizing his business contacts. Mr. Battistone shall continue as Chairman of the Company’s Board of Directors.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

14.	Related Party Transactions (Continued)

During fiscal 2003, Sam Battistone, the Company’s Chairman, caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from Mr. Battistone was retired.

During fiscal 2002, The Company purchased inventory items from one of the Company’s directors totaling $20.

During fiscal 2003 and 2002, the Company paid Dan Marino, a director of the Company, $308 and $582, respectively, for his autograph on inventory items and certain appearance fees. The Company has a three year agreement with Mr. Marino, which expires March 31, 2006. Under the terms of the agreement Mr. Marino will earn a minimum of $1.5 million over the three year period. Mr. Marino will provide autographs under the contract terms. Such payments were based on arms-length negotiations between the parties.

15.	Franchise Information

The Company licenses the right to use the proprietary name Field of Dreams® from Universal Studios Licensing, Inc. (“USL”), formerly known as Universal Merchandising, Inc. Pursuant to the license agreement, the Company pays USL one percent of each company-owned unit’s gross sales, with a minimum annual royalty of $3 per store. The Company pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit’s gross sales. This $5 fee is not an advance against royalties. At March 31, 2003, the Company had 27 units owned by franchisees and had five company-owned units.

The Company is required to indemnify MCA for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions by the Company. The Company is required to maintain insurance coverage of $3.0 million per single incident. The coverage is current as of March 31, 2003 and names MCA as the insured party.

The license agreement expires December 2005. The agreement may be renewed for additional five-year terms, provided that the Company is in compliance with all aspects of the agreement. If the Company fails to comply with the license requirements of the agreement, either during the initial term of during an option term, the agreement may be terminated by USL. Termination of the license agreement would eliminate the Company’s right to use the Field of Dreams® service mark. Such determination would have an adverse effect on the Company’s franchise and retail operations.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

15.	Franchise Information (Continued)

The Company franchise activity is summarized as follows for the years ended March 31:

	2003	2002
In operation at year end	27	33
Opened during the year	1	—
Closed during the year	4	1
Acquired by franchisor during the year	3	2

16.	Business Segment Information

The Company has two reportable segments identified based on the way the Company’s chief operating decision maker manages the business: the Manufacturing/Distribution segment and the Franchise Operations segment.

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

All of the Company’s fiscal 2003 and 2002 revenue was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for fiscal 2003 and fiscal 2002 was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Franchise Operations	Total
March 31, 2003
Net sales	$14,073	$1,163	$15,236
Intersegment net sales	473	41	514
Operating earnings	1,445	278	1,723
Total assets	9,594	89	9,683

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

16.    Business Segment Information (Continued)

Twelve Months Ended:	Manufacturing/ Distribution	Franchise Operations	Total
March 31, 2002
Net sales	$14,673	$1,338	$16,011
Intersegment net sales	—	—	—
Impairment of software	168	—	168
Operating earnings	2,004	405	2,409
Total assets	8,740	326	9,066

Reconciliation to consolidated amounts is as follows:

	2003	2002
Revenues:
Total revenues for reportable segments	$15,236	$16,011
Other revenues	3,103	591
Eliminations of intersegment revenues	(514)	—

Total consolidated revenues	17,825	16,602

Operating earnings:
Total earnings for reportable segments	1,723	2,409
Non-reportable segments, net	(884)	(1,486)
Interest expense, net	(159)	(207)

Total consolidated income before income taxes	$680	$716

As of March 31, 2003, the Company owned five Field of Dreams® retail stores. The results of these retail operations are consolidated into the Company’s financial statements. The fiscal 2003 and fiscal 2002 results of the retail operations did not qualify as a reportable business segment. However, we anticipate that the retail operations will be significant in fiscal 2004 and beyond as it relates to qualification as a reportable business segment and we will include the retail operations as a separate segment beginning with the first fiscal quarter ending June 30, 2003 of the next fiscal year.

17.    Supplemental Cash Flow Information

Interest and Taxes Paid

Cash paid for interest during fiscal 2003 and 2002 was $162 and $208, respectively. The Company paid $71 during fiscal 2003 and $6 during fiscal 2002 for income taxes.

Non-Cash Investing and Financing Activities

On January 1, 2001, the Company issued 50,000 shares of its common stock in conjunction with a personal services contract, for a term of two years. Deferred compensation in the amount of $63 (fair market value was $1.25 on that date), was recorded and was amortized over the term of the contract.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

17.    Supplemental Cash Flow Information (Continued)

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

During fiscal 2003, Sam Battistone, the Company’s Chairman, caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from Mr. Battistone was retired.

18.    Subsequent Event

On June 3, 2003, the Company loaned Fansedge Incorporated (“Fansedge”) $100 at eight percent (8%) annual interest with a maturity date of December 31, 2003. The note is secured by all the assets of Fansedge.

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

There were no disagreements with Grant Thornton related to the audits for the years ended March 31, 2003 and March 31, 2002.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director of the Company Since	Position Held With the Company

Sam D. Battistone	63	1983	Chairman/Director

Ross Tannenbaum	41	1998	President/CEO/Director

David M. Greene	41	—	Senior Vice President

Mark Viner	36	—	Secretary/Treasurer/ Chief Financial Officer

Dan Marino	41	2000	Director

Dale Larsson	58	1999	Director

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

Ross Tannenbaum. Mr. Tannenbaum has served as President and a Director of the Company since November 1998. From August 1994 to November 1998, Mr. Tannenbaum was President, director and one-third owner of MMI. From May 1992 to July 1994, Mr. Tannenbaum was a co-founder of Video Depositions of Florida. From 1986 to 1992, Mr. Tannenbaum served in various capacities in the investment banking division of City National Bank of Florida. Mr. Tannenbaum is the brother-in-law of David M. Greene, the Company’s Senior Vice President.

David M. Greene. David M. Greene has been Senior Vice President, Planning/Mergers and Acquisitions since June 2001. From May 1992 to May 2001, he was the President of Florida Tool & Gauge, Inc., an aerospace manufacturing company located in Fort Lauderdale, Florida. From April 1987 to April 1992, he served as President of GGH Consultants, Inc., an investment and business consulting company. From May 1984 to March 1987, he worked as an investment executive at the investment banking firm of Drexel, Burnham, Lambert, Inc. Mr. Greene is the brother-in-law of Ross Tannenbaum, the Company’s President.

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

Dan Marino. Dan Marino is one of the most recognizable and popular sports figures in the entire world and has served as a member of the Company’s Board of Directors since January 2000 and as the Company’s Director of Business Development from January 2000 through March 2003. In April 2000, Mr. Marino announced his retirement from professional football after 17 consecutive seasons with the Miami Dolphins of the National Football League. He holds twenty NFL records and is considered by many as the most prolific passer in NFL history. His ongoing work for the community is centered on the Dan Marino Foundation for children’s charities of South Florida.

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

During fiscal year 2003, the Board of Directors acted by unanimous consent on two occasions and had no meetings.

Committees of the Board of Directors. The Board of Directors does not have an Audit Committee.

Fees Paid to Grant Thornton. The following table shows the fees that the Company paid or accrued for the audit and other services provided by Grant Thornton for fiscal years 2003 and 2002.

	Fiscal 2003	Fiscal 2002
Audit Fees	$61,000	$57,000
Audit-Related Fees	2,000	16,000
Tax Fees	14,000	10,000
All Other Fees	—	—

Total	$77,000	$83,000

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees—This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include the consent for the Uniform Franchise Circular Offering and other accounting consulting.

Tax Fees—This category consists of professional services rendered by Grant Thornton LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the fiscal year ended March 31, 2003 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2003, as well as any written representation from a reporting person that no Form 5 is required, except as set forth below, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2003. Mr. Battistone failed to file a Form 4 on 3 occasions during the fiscal year ended March 31, 2003. Mr. Battistone intends to make such filings.

Item 10.    Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended March 31, 2001, 2002 and 2003 of those persons who were, at March 31, 2003, the Chief Executive Officer of the Company and executive officers of the Company whose compensation exceeded $100,000.

Summary Compensation Table

Annual Compensation
Name and principal Position	Year	Salary		Bonus	Other Annual Compensation(1)	Long-Term Compensation Securities Underlying Options/SARs
Ross Tannenbaum, CEO and Director	2001 2002 2003	$250,000 250,000 275,000		$5,000 5,000 —	$9,600 9,600 9,600	— — —

Mark Viner, Chief Financial Officer, Secretary & Treasurer	2001 2002 2003	124,583 137,584 147,667		5,000 5,000 —	7,500 7,500 7,500	— — —

David Greene, Senior Vice President	2001 2002 2003	— 75,000 100,000	(2)	— 1,500 —	— — 7,200	— — —

(1)	Other annual compensation represents automobile allowances.
(2)	Mr. Greene commenced employment with the Company in June 2001.

The Company and Ross Tannenbaum entered into an Employment Agreement on November 10, 1998. Under the terms of that Agreement, Mr. Tannenbaum is employed for a five-year period at a base salary rate of a minimum of $250,000 per year. Mr. Tannenbaum also receives certain benefits including car allowance and insurance. The Employment Agreement may be terminated for cause prior to expiration of its full term.

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

Option/SAR Grants in Last Fiscal Year

There were no Option/SAR Grants to executive officers in the fiscal year ended March 31, 2003.

Aggregated Option/SAR Exercises In Fiscal Year and FY-End

Option/SAR Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End ($) Exercisable/ Unexercisable
Ross Tannenbaum	—	N/A	—	—
Mark Viner	—	N/A	550,000/—	—
David M. Greene	—	N/A	—	—

At March 31, 2003, the closing bid price of the Company’s common stock was $0.15, and on June 2, 2003, was $0.15.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholders.

The following table sets forth as of May 31, 2003, the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and warrants to purchase shares and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class

Sam D. Battistone	10,757,404	(2)	18.9%

Ross Tannenbaum	12,500,000		21.9%

Owen Randall Rissman 1101 Skokie Road, Suite 255 North Brook, IL 60062	4,655,000		8.2%

Dale Larsson	435,300		0.8%

Mark Viner	550,000	(5)	1.0%

David M. Greene	3,000		—

Dan Marino	1,500,000	(4)	2.6%

All Executive Officers and Directors as a group (6 persons)(3)	25,745,704		43.6%

(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, Plantation, Florida 33324.

(2)	Excludes 1,300,000 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned

Kelly Battistone	350,000
Dann Battistone	350,000
Brian Battistone	350,000
Mark Battistone	250,000

(3)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

(4)	Includes 1,500,000 shares which are the subject of stock options.

(5)	Includes 550,000 shares which are the subject of stock options.

Item 12.    Certain Relationships and Related Transactions.

Ross Tannenbaum, the Company’s Chief Executive Officer and a Director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams® franchised stores in the state of Nevada. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements on commercially reasonable terms. In fiscal year 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $75,000 and $247,000 in royalties, respectively.

On December 18, 2001, the Company advanced $120,000 to Sam Battistone, the Company’s Chairman. This amount was repaid in January 2002. On May 13, 2002, the Company loaned Mr. Battistone $275,000. This amount was repaid in June 2002. In April 2002, the Company entered into a consulting agreement with a corporation wholly-owned by Mr. Battistone. The term of the agreement shall be until March 31, 2007. The Company shall pay the consultant $145,000 for the first year, $160,000 in each of years two, three and four and $175,000 in year five. The Company shall be responsible for all expenses incurred by the consultant in the performance of his duties. The consultant shall provide additional marketing and sales opportunities utilizing his business contacts. Mr. Battistone shall continue as Chairman of the Company’s Board of Directors.

During fiscal 2003, Sam Battistone, the Company’s Chairman, caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112,000 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61,000. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from Mr. Battistone was retired.

During fiscal 2002, the Company purchased inventory items from one of the Company’s directors totaling $20,000.

During fiscal 2003 and 2002, the Company paid Dan Marino, a director of the Company, $308,000 and $582,000, respectively, for his autograph on inventory items. The Company has a three year agreement with Mr. Marino, which expires March 31, 2006. Under the terms of the agreement Mr. Marino will earn a minimum of $1.5 million over the three year period. Mr. Marino will provide autographs under the contract terms. Such payments were based on arms-length negotiations between the parties.

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

Inc.(3)

10.7	Employment Agreement dated August 15, 2001 by and among Dreams, Inc. and Warren H. Greene(3)
10.8	Consulting Agreement dated April 1, 2002 with Dreamstar, Inc.(2)
21	Subsidiaries of the Company(4)
99.1	Certification of CEO(4)
99.2	Certification of CFO(4)

(1)	Filed with the Company’s Form 10-KSB dated September 7, 1999 and incorporated by this reference.
(2)	Filed with the Company’s Form 10-KSB for the year ended March 31, 2002 and incorporated by this reference.
(3)	Filed with the Company’s Form 8-K dated August 28, 2001 and incorporated by this reference.
(4)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum

Ross Tannenbaum, President, Chief Executive Officer Dated: June 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Mark Viner

Mark Viner, Chief Financial Officer, Principal Accounting Officer Dated: June 30, 2003

By:	/s/ Sam Battistone

Sam Battistone, Director Dated: June 30, 2003

By:	/s/ Dale E. Larsson

Dale E. Larsson, Director Dated: June 30, 2003

By:	/s/ Dan Marino

Dan Marino, Director Dated: June 30, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ross Tannenbaum, Chief Executive Officer of Dreams, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Dreams, Inc. (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ Ross Tannenbaum
Ross Tannenbaum Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Mark Viner, Chief Financial Officer of Dreams, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Dreams, Inc. (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ Mark Viner
Mark Viner Chief Financial Officer (Principal Financial Officer)