Form 10QSB
period 2003-06-30
DREAMS INC
filed 2003-08-14
CIK 810829

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2003, there were 56,863,195 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:

Yes ☐     No ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet – Unaudited

As of June 30, 2003

(Dollars in Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$234
Accounts receivable, net	1,616
Inventories	8,654
Prepaid expenses and deposits	269
Note receivable	100
Deferred tax asset, net	258

Total current assets	11,131
Property and equipment, net	871
Deferred tax asset, net	659
Other intangible assets, net	1,934
Goodwill, net	1,932

Total assets	$16,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415
Accrued liabilities	501
Current portion of long-term debt	302
Borrowings against line of credit	3,815
Deferred credits	306

Total current liabilities	5,339
Long-term debt, less current portion	554
Commitments and contingencies	—
Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; 56,863,195 shares issued and outstanding	22,842
Accumulated deficit	(12,038)

10,804
Less: deferred compensation	(170)

Total stockholders’ equity	10,634

Total liabilities and stockholders’ equity	$16,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Income – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	For the three months ended:
	June 30, 2003	June 30, 2002
Revenues	$3,379	$4,105

Expenses:
Cost of sales	1,773	2,150
Operating expenses	1,895	1,652
Depreciation and amortization	38	26

Total expenses	3,706	3,828

Income (loss) before interest and taxes	(327)	277
Interest, net	41	40

Income (loss) before provision for income taxes	(368)	237
Current tax expense (benefit)	(22)	14
Deferred tax expense (benefit)	(125)	80

Net income (loss)	$(221)	$143

Earnings per share:
Basic: Earnings per share	$0.00	$0.00

Weighted average shares outstanding	56,953,878	57,852,835

Diluted: Earnings per share	$0.00	$0.00

Weighted average shares outstanding	56,953,878	58,076,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands, except share amounts)

	Three Months Ended June 30,
	2003	2002
Net cash used in operating activities	$(1,401)	$(439)

Cash flows from investing activities:
Issuance of promissory note	(100)	—
Purchase of property and equipment	(89)	(37)

Net cash used in investing activities	(189)	(37)

Cash flows from financing activities:
Net change in line of credit	1,764	730
Repayments on notes payable and term loan	(86)	(200)

Net cash provided by financing activities	1,678	530

Net increase in cash and cash equivalents	88	54
Cash and cash equivalents at beginning of period	146	225

Cash and cash equivalents at end of period	$234	$279

Supplemental Disclosure of Cash Flow Information:
Cash paid during the three month period ended June 30:
Interest	$41	$40
Income Taxes	—	—

	$41	$40

Non-cash investing and financing activities:

During June 2003, Sam Battistone, the Company’s Chairman, caused to have tendered an aggregate of 98,240 shares of the Company’s common stock to the Company to repay $19 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company was retired.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10K-SB, for the fiscal year ended March 31, 2003.

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

Earnings Per Share

For the three months ended June 30, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,953,878. For the three months ended June 30, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 57,852,835 and 58,076,563, respectively. Included in diluted shares is the diluted effect of common stock equivalents relating to stock options.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Stock options to purchase up to 3,275,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the three month period ended June 30, 2003, due to their anti-dilutive effects. Stock options to purchase up to 1,025,000 shares of the Company’s common stock with at an average exercise price of $0.50 per share were not considered in the calculation of diluted earnings per share for the three month period ended June 30, 2002, due to their anti-dilutive effects.

3.	Business Segment Information

The Company has three reportable segments: the Manufacturing/Distribution segment, the Retail segment and the Franchise Operations segment.

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

The Retail segment represents the results of the Company-owned Field of Dreams® retail stores. As of June 30, 2003, the Company owned and operated six stores.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in the first quarter of fiscal 2004 and 2003 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the three month periods ended June 30, 2003 and 2002 was as follows:

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
June 30, 2003
Net sales	$2,710	$496	$229	$3,435
Intersegment net sales	(145)	—	(5)	(150)
Operating earnings	(6)	(2)	46	38
Total assets	10,101	824	162	11,087

June 30, 2002
Net sales	$3,464	$198	$242	$3,904
Intersegment net sales	(97)	—	—	(97)
Operating earnings	394	3	54	451
Total assets	9,574	412	249	10,235

Reconciliation to consolidated amounts is as follows:

	Q1 FY2004	Q1 FY2003
Revenues:
Total revenues for reportable segments	$3,435	$3,904
Other revenues	94	298
Eliminations of intersegment revenues	(150)	(97)

Total consolidated revenues	$3,379	$4,105

Pre-tax earnings (loss):
Total earnings (loss) for reportable segments	$38	$451
Other loss	(365)	(174)
Interest expense	(41)	(40)

Total consolidated income (loss) before taxes	$(368)	$237

4. Inventories

The components of inventories as of June 30, 2003 are as follows:

Memorabilia products, net of reserve	$5,843
Prepaid autographs	1,413
Licensed products	1,122
Acrylic cases and raw materials	276

$8,654

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

For the three months ended June 30, 2003, M&S and FOD Las Vegas, LLC paid the Company $11 and $57 in royalties, respectively. Additionally, during the first quarter of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $12 and $24, respectively. For the three months ended June 30, 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $15 and $59 in royalties, respectively. During the first quarter of fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $36 and $23, respectively.

During the three months ended June 30, 2003, the Company paid Dan Marino, a director of the Company, $90, for his autograph on inventory items and appearance fees. During the three months ended June 30, 2002, the Company paid Mr. Marino $116, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

During June 2003, Sam Battistone, the Company’s Chairman, caused to have tendered an aggregate of 98,240 shares of the Company’s common stock to the Company to repay $19 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company was retired.

6.  Litigation

On May 31, 2002, the Company filed an action in the Circuit Court of Broward County, Florida against an athlete in connection with a certain exclusive services agreement between the athlete and the Company whereby the athlete would provide sports memorabilia and licensed products to the Company for a period of three years. The Company alleged, among other things, that the athlete has failed to perform the necessary services under the agreement. The Company requested that the court award compensatory damages, including loss of profits and a constructive trust over the common stock issued to the athlete and return of amounts prepaid to the athlete for autographs to be provided in the future.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

In July 2002, the athlete filed a counterclaim against the Company for breach of contract, unjust enrichment and breach of implied covenant of good faith and fair dealing. The Company subsequently amended its complaint to add claims for rescission of the agreement.

As of June 30, 2003, the Company has a prepaid autograph balance of $286 related to amounts paid to this athlete for future autographs as well as an unamortized deferred compensation balance of $170 related to a personal services contract entered into with this athlete.

Subsequent to the end of the first quarter of fiscal 2004, the Company and the athlete agreed on a settlement which is anticipated to be executed and finalized during the second quarter. The Company will receive autographs from the athlete relating to the prepaid autograph balance at June 30, 2003 and will receive a reimbursement for legal expenses incurred by the Company during the past 13 months which will be booked as other income at the time of receipt. In addition, the athlete will return to the Company the common stock issued to the athlete by the Company which relates to the deferred compensation balance at June 30, 2003. The common stock will be retired.

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

Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. The Company operates through its wholly-owned subsidiaries with business operations in franchising, manufacturing and distribution, and recently retail operations. Dreams Franchise Corporation (“DFC”) is in the business of selling Field of Dreams® retail store franchises and generates revenues through the sale of those franchises and continuing royalties. There are currently 26 Field of Dreams® franchise stores operating. The manufacturing and distribution business is conducted through Dreams Products, Inc. (“DPI’) and through the Company’s Farley Art division, which is the Company’s entry into original art and reproductions of sports personalities and events. DPI is a wholesaler and manufacturer of sports memorabilia products and acrylic cases. DPI employs the trademark “Mounted Memories.” DPI pays annual fees to

Major League Baseball and the National Football League which officially licenses DPI’s baseball and football memorabilia products, respectively. Through The Greene Organization, the Company is engaged in the representation and marketing of professional athletes. In March 2002, we entered into the company-owned retail store business with the purchase of two existing Field of Dreams® franchises through Dreams Retail Corporation. We currently own and operate six retail stores.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues. Total revenues decreased 17.1% from $4.1 million in the first three months of fiscal 2003 to $3.4 million in the same period of fiscal 2004 due primarily to a decrease in manufacturing and distribution revenues as a result of a sluggish economy and the discontinuance of a product line (bobblehead dolls) that generated significant revenue in the same quarter last year, partially offset by an increase in revenues generated through our company-owned retail stores.

Manufacturing and distribution revenues decreased 22.9% from $3.5 million in the first three months of fiscal 2003 to $2.7 million in the first three months of fiscal 2004, due primarily to the July 2002 discontinuance of a product line (bobblehead dolls) which generated $375,000 in revenue in the first quarter of fiscal 2003. The product line had a relatively short life (about 12 months) and generated considerable revenues and profits during that timeframe. Numerous manufacturers began entering the marketplace driving the profitability of the projects down making it less appealing to continue the effort. The life of the product line was within the Company’s expectation as we viewed the product line as “hot product” and were relatively at the front end at the height of the product’s popularity.

In addition to the discontinuance of the bobblehead product line, sales generated through our Mounted Memories wholesale/manufacturing division were down approximately 10%, or $267,000, due primarily to the sluggishness of the economy. The decrease is a result of reduced transactions as the division was able to maintain its historical gross margin percentage.

Additionally, during the current year quarter the Company moved its primary warehousing and manufacturing facility which is used by most of the Company’s divisions. There were significant disruptions in our operations which had an impact on our overall sales and profitability. The Company moved from its previous facility of about 23,000 square feet to the new 50,000 square foot facility which will allow for greater efficiencies in our operations. We received the certificate of occupancy on April 8, 2003 and completed our move on June 22, 2003. During the same time of our move, we converted our accounting system to a new, stronger platform which will better serve the Company for years to come. This conversion, along with the necessary training of all users, also had an impact on our operations and affected the sales process.

Retail operations revenues increased significantly from $198,000 in the first quarter of fiscal 2003 to $496,000 in the current year quarter. We operated two retail stores during the first fiscal quarter last year versus six stores this year. Subsequent to July 2002 the Company acquired four previously franchised Field of Dreams® stores which provided $251,000 in incremental revenue over the prior year quarter when the stores were operated as franchises and the Company only realized royalty revenue.

We experienced a 24.2% increase in revenues for the two stores that were owned and operated by the Company during both periods. We achieved the increase as a result of having a little more than a year’s experience in operating company owned stores (we acquired these two initial stores in March 2002 from an individual franchise owner) and being able to determine the proper product mix, pricing structure and developing the customer base of each store over that timeframe.

Franchise operations revenues were $229,000 in the quarter ending June 30, 2003 compared to $242,000 in the same quarter last year. The slight reduction in revenue principally relates to decreased royalty revenue associated with the Company’s acquisition of four previously franchised stores after July 2002, partially offset by the recognition of franchise fee revenue associated with the opening of a new franchise store during the first quarter of fiscal 2004 (no franchise stores opened during the first quarter of fiscal 2003).

The Company realized $98,000 in net management fee revenues in the three months ending June 30, 2003 versus $298,000 in the same period last year. The decrease relates to one significant athlete marketing event in April 2002 that generated $179,000 in net management fees.

Costs and expenses. Total cost of sales for the first quarter of fiscal 2004 was $1.77 million versus $2.15 million in the same quarter last year, a 17.7% decrease. The decrease relates to a decrease in consolidated sales.

Cost of sales of manufacturing/distribution products were $1.6 million in the first three months of fiscal 2004 versus $2.1 million in the same period of fiscal 2003. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 60% in both periods. Retail cost of sales increased approximately $88,000 and directly relates to the Company owning and operating six retail stores during the first quarter of fiscal 2004 versus only two stores in the same quarter last year.

Operating expenses increased from $1.7 million in the first three months of fiscal 2003 to $1.9 million in the same period this fiscal year. The increase relates primarily to increased operating expenses associated with operating six retail stores in the current year quarter versus only two stores last year ($214,000 increase).

Interest expense, net. Net interest expense was comparable in both fiscal quarters and was $41,000 for the first quarter of fiscal 2004 versus $40,000 last year.

Provision for income taxes. The Company recognized an income tax benefit of $147,000 during the current year quarter due to a financial loss as opposed to income tax expense in the same quarter last year of $94,000 associated with a financial profit. The effective tax rate for both periods was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of June 30, 2003 reflects working capital of $5.8 million versus working capital of $6.4 million one year earlier.

At June 30, 2003, the Company’s cash and cash equivalents were $234,000, compared to $279,000 at June 30, 2002. Net accounts receivable at June 30, 2003 were $1.6 million compared to $1.9 million at June 30, 2002.

Cash used in operations amounted to $1.5 million for the first quarter of fiscal 2004, compared to $439,000 used in operations in the same period of fiscal 2003. The cash used in operations in the current year quarter mostly relates to an investment in inventory ($506,000), an increase in accounts receivable as a result of timing of collections ($333,000), a decrease in accounts payable ($359,000) and the net loss during the quarter of $221,000.

The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, increased by approximately $1.8 million for the three months ending June 30, 2003. Outstanding borrowings against our line of credit were $3.8 million at June 30, 2003. The line of credit is used for working capital purposes. As of August 10, 2003, the Company’s availability under the line of credit was approximately $1.2 million. The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit matures in November 2003 and the Company believes it will be able to renew its line of credit.

In July 2003 the lending institution with which the Company maintains its line of credit loaned the Company $325,000 through a four year installment loan with monthly principal and interest payments. The interest rate is a floating rate based on adding a fixed interest charge of 2.40% to the thirty day “Dealer Commercial Paper Rate” (3.40% at June 30, 2003). The proceeds of the loan were used to reduce the Company’s line of credit.

We plan on expanding our retail store model in time for the 2003 holiday season. We have identified up to six new locations that we would like to open Field of Dreams® retail stores by November 1, 2003 and anticipate that we will enter into lease agreements with as many as six of these new stores over the next 30 days. We have evaluated the necessary capital requirements of these stores and, on average, each store requires about $100,000 start up capital. These funds are used to build the store out and to purchase inventory not already owned by the Company. The timing for payment of the majority of these purchases will have standard vendor terms and anticipate that we will be generating revenue in the new store locations prior to due dates for many of the fixed asset/inventory expenditures.

The Company believes its current available cash position, taking into consideration the current availability under the line of credit, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments of approximately $30,000 per month. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, based upon the evaluation of these controls and procedures required by paragraph (b) of 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, have concluded that as of the date of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the period covered by this report.

Part II.	Other Information

Item 1.	Legal Proceedings.

See Note 6 to the Condensed Consolidated Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

No.

31.1 Chief Executive Officer Certification

31.2 Chief Financial Officer Certification

32.1 Certification of Chief Financial Officer

32.2 Certification of Chief Executive Officer

(b) Reports on Form 8-K

None.

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on August 14, 2003.

DREAMS, INC.

/s/ Mark Viner
Mark Viner, Chief Financial Officer, Principal Accounting Officer