Form 10QSB
period 2003-09-30
DREAMS INC
filed 2003-11-14
CIK 810829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, there were 56,363,195 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet – Unaudited

As of September 30, 2003

(Dollars in Thousands, except share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$185
Accounts receivable, net	1,479
Inventories, net	8,794
Prepaid expenses and deposits	448
Note receivable	149
Deferred tax asset, net	258

Total current assets	11,313

Property and equipment, net	923

Deferred tax asset, net	697

Other intangible assets, net	1,928

Goodwill, net	1,932

Total assets	$16,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$572
Accrued liabilities	464
Current portion of long-term debt	299
Borrowings against line of credit	3,907
Deferred credits	189

Total current liabilities	5,431

Long-term debt, less current portion	781

Commitments and contingencies	—

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; 56,863,195 shares issued and outstanding	22,675
Accumulated deficit	(12,094)

Total stockholders’ equity	10,581

Total liabilities and stockholders’ equity	$16,793

The accompanying notes are an integral part of this condensed consolidated financial statement.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Income – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

		For the six months ended:		For the three months ended:
		Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	Revenues	$6,732	$8,032	$3,353	$3,927

	Expenses:
	Cost of sales	3,397	4,238	1,624	2,088
	Operating expenses	3,628	3,247	1,733	1,595
	Depreciation and amortization	79	57	41	31

	Total expenses	7,104	7,542	3,398	3,714

	Income (loss) before interest and taxes	(372)	490	(45)	213

	Interest, net	91	84	50	44

	Income (loss) before provision for income taxes	(463)	406	(95)	169

	Current tax expense (benefit)	(28)	21	(6)	7
	Deferred tax expense (benefit)	(158)	137	(33)	57

	Net income (loss)	$(277)	$248	$(56)	$105

	Earnings per share:
Basic:	Earnings per share	$0.00	$0.00	$0.00	$0.00

	Weighted average shares outstanding	56,908,537	57,774,540	56,863,195	57,697,096

Diluted:	Earnings per share	$0.00	$0.00	$0.00	$0.00

	Weighted average shares outstanding	56,908,537	57,861,088	56,863,195	57,697,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands, except share amounts)

	Six Months Ended September 30,
	2003	2002
Net cash used in operating activities	$(1,630)	$(259)

Cash flows from investing activities:
Issuance of promissory note	(149)	—
Purchase of property and equipment	(176)	(196)

Net cash used in investing activities	(325)	(196)

Cash flows from financing activities:
Net change in line of credit	1,856	764
Proceeds from term loan	325	—
Repayments on notes payable and term loans	(187)	(320)

Net cash provided by financing activities	1,994	444

Net increase (decrease) in cash and cash equivalents	39	(11)

Cash and cash equivalents at beginning of period	146	225

Cash and cash equivalents at end of period	$185	$214

Supplemental Disclosure of Cash Flow Information:

Cash paid during the six month period ended September 30:
Interest	$91	$85
Income taxes	—	5

	$91	$90

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

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10K-SB, for the fiscal year ended March 31, 2003.

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

Earnings Per Share

For the six months ended September 30, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,908,537. For the six months ended September 30, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 57,774,540 and 57,861,088, respectively. Included in diluted shares for the six months ended September 30, 2002 is the diluted effect of common stock equivalents relating to stock options.

For the three months ended September 30, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,863,195. For the three months ended September 30, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 57,697,096.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Common stock equivalents have been excluded from the diluted earnings per share calculation for the six and three month periods ending September 30, 2003 as the Company incurred a net loss during those periods.

Stock options to purchase up to 2,650,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the six and three month period ended September 30, 2003, due to their anti-dilutive effects. Stock options to purchase up to 1,025,000 shares of the Company’s common stock with an exercise price ranging from $0.35 to $0.75 per share were not considered in the calculation of diluted earnings per share for the six month period ended September 30, 2002, due to their anti-dilutive effects. Stock options to purchase up to 3,275,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the three month period ended September 30, 2002, due to their anti-dilutive effects.

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

The Retail segment represents the results of the Company-owned Field of Dreams® retail stores. As of September 30, 2003, the Company owned and operated seven stores.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in the first six months of fiscal 2004 and 2003 was derived in the United States and all of the Company’s assets are located in the United States.

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

Segment information for the six month periods ended September 30, 2003 and 2002 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2003
Net sales	$5,491	$1,069	$463	$7,023
Intersegment net sales	(460)	—	(10)	(470)
Operating earnings	7	5	61	73
Total assets	9,979	1,453	115	11,547

September 30, 2002
Net sales	$6,731	$396	$485	$7,612
Intersegment net sales	(137)	—	(2)	(139)
Operating earnings	785	(9)	100	876
Total assets	9,670	456	244	10,370

Reconciliation to consolidated amounts is as follows:

	YTD FY2004	YTD FY2003
Revenues:
Total revenues for reportable segments	$7,023	$7,612
Other revenues	179	559
Eliminations of intersegment revenues	(470)	(139)

Total consolidated revenues	$6,732	$8,032

Pre-tax earnings (loss):
Total earnings for reportable segments	$73	$876
Other loss	(445)	(386)
Interest expense	(91)	(84)

Total consolidated income (loss) before taxes	$(463)	$406

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Segment information for the three month periods ended September 30, 2003 and 2002 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2003
Net sales	$2,781	$573	$235	$3,589
Intersegment net sales	(315)	—	(5)	(320)
Operating earnings	14	6	15	35
Total assets	9,979	1,453	115	11,547

September 30, 2002
Net sales	$3,267	$198	$243	$3,708
Intersegment net sales	(41)	—	(2)	(43)
Operating earnings	390	(12)	46	424
Total assets	9,670	456	244	10,370

Reconciliation to consolidated amounts is as follows:

	Q2 FY2004	Q2 FY2003
Revenues:
Total revenues for reportable segments	$3,589	$3,708
Other revenues	84	262
Eliminations of intersegment revenues	(320)	(43)

Total consolidated revenues	$3,353	$3,927

Pre-tax earnings (loss):
Total earnings for reportable segments	$35	$424
Other loss	(80)	(211)
Interest expense	(50)	(44)

Total consolidated income (loss) before taxes	$(95)	$169

4.	Inventories

The components of inventories as of September 30, 2003 are as follows:

Memorabilia products, net of reserve	$5,775
Prepaid autographs	1,390
Licensed products	1,371
Acrylic cases and raw materials	258

$8,794

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

For the six months ended September 30, 2003, M&S and FOD Las Vegas, LLC paid the Company $25 and $121 in royalties, respectively. Additionally, during the first six months of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $71 and $138, respectively. For the six months ended September 30, 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $28 and $123 in royalties, respectively. During the first six months of fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $54 and $54, respectively.

For the three months ended September 30, 2003, M&S and FOD Las Vegas, LLC paid the Company $14 and $65 in royalties, respectively. Additionally, during the second quarter of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $60 and $116, respectively. For the three months ended September 30, 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $13 and $64 in royalties, respectively. During the second quarter of fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $19 and $33, respectively

During the six and three month periods ended September 30, 2003, the Company paid Dan Marino, a director of the Company, $90 and zero, respectively, for his autograph on inventory items and appearance fees. During the six and three month periods ended September 30, 2002, the Company paid Mr. Marino $211 and $95, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

6.	Legal Proceedings

As previously disclosed, the Company filed an action in the Circuit Court of Broward County, Florida, against an athlete in connection with a certain exclusive services agreement between the athlete and the Company, whereby the athlete would provide his autograph on sports memorabilia and licensed products for a period of three years. The Company and the athlete agreed on a settlement, which was finalized in August 2003. Under the terms of the settlement, the athlete agreed to sign 2,500 licensed products (which signings have been substantially completed) and reimburse the Company $285,000. The $285,000 payment was received by the Company during the quarter ended September 30, 2003 and was posted as a credit in operating expenses in the consolidated statements of income. In November 2003 the athlete returned to the Company 500,000 shares of common stock issued to the athlete by the Company which was immediately retired. In addition, as a result of the settlement the Company wrote off the deferred compensation balance of $170,000 against stockholders’ equity during the quarter ended September 30, 2003.

7.	Commitments

The Company is a party to certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next three years. The payments are in exchange for autographs on inventory items to be received in the future.

8.	Subsequent Event

On October 8, 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. The Company did not issue any consideration for this purchase other than the assumptions of the Fansedge liabilities. However, the prior shareholders of Fansedge are entitled to additional consideration based on the earnings before interest and taxes (“EBIT”) of Fansedge for four years after the date of the acquisition. The amount of additional consideration is based on a formula defined in the purchase agreement and is not limited to a certain amount. Due to the recent nature of this acquisition, it was not practicable to provide further disclosures under SFAS 141.

9.	New Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and adopted the additional disclosure provisions of SFAS 148 in December 2002.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

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

The disclosure requirements of this Interpretation are effective for financial statements for fiscal years ending after December 15, 2002, and did not have a material effect on the Company’s financial statements. The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company’s financial statements.

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

Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. The Company operates through its wholly-owned subsidiaries with business operations in franchising, manufacturing and distribution, and recently retail operations. Dreams Franchise Corporation (“DFC”) is in the business of selling Field of Dreams® retail store franchises and generates revenues through the sale of those franchises and continuing royalties. There are currently 24 Field of Dreams® franchise stores operating. The manufacturing and distribution business is conducted through Dreams Products, Inc. (“DPI’) and through the Company’s Farley Art division, which is the Company’s entry into original art and reproductions of sports personalities and events. DPI is a wholesaler and manufacturer of sports memorabilia products and acrylic cases. DPI employs the trademark “Mounted Memories.” DPI pays annual fees to

Major League Baseball and the National Football League which officially licenses DPI’s baseball and football memorabilia products, respectively. Through The Greene Organization, the Company is engaged in the representation and marketing of professional athletes. In March 2002, we entered into the company-owned retail store business with the purchase of two existing Field of Dreams® franchises through Dreams Retail Corporation. As of September 30, 2003 we owned and operated seven retail stores. We currently own and operate twelve retail stores and plan to open one more store in late November 2003.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2003 Compared to the Six Months Ended September 30, 2002

Revenues. Total revenues decreased 16.3% from $8.0 million in the first six months of fiscal 2003 to $6.7 million in the same period this year due primarily to a decrease in manufacturing and distribution revenues as a result of the sluggish economy, the discontinuance of a product line (bobblehead dolls) that generated significant revenue in the same period last year and a decrease in the frequency of significant revenue-generating athlete appearance events, partially offset by an increase in revenues generated through our company-owned retail stores which expanded from two units as of September 30, 2002 to seven units as of September 30, 2003.

Manufacturing and distribution revenues decreased 17.9% from $6.7 million in the first six months of fiscal 2003 to $5.5 million in the first six months of fiscal 2004. Sales generated through our Mounted Memories wholesale/manufacturing division were down approximately 11.1%, or $597,000, due primarily to the sluggish economy. The decrease is a result of reduced transactions. However, in light of the decrease in sales, the division was able to maintain its historical gross margin percentage.

In July 2002 we discontinued a product line (bobblehead dolls) which generated $375,000 in revenue in the first six months of fiscal 2003. The product line had a relatively short life (about 12 months) and generated considerable revenues and profits during its lifespan. Numerous manufacturers began entering the marketplace driving the profitability of the projects down making it less appealing to continue the effort. The life of the product line was within the Company’s expectation as we viewed the product line as “hot product”.

Additionally, during the current fiscal year, the Company moved its primary warehousing and manufacturing facility which is used by most of the Company’s divisions. There were significant disruptions in our operations which had an impact on our overall sales and profitability. The Company moved from its previous facility of about 23,000 square feet to a new 50,000 square foot facility which management believes will allow for greater efficiencies in our operations. We received the certificate of occupancy on April 8, 2003 and completed our move on June 22, 2003. During the same time of our move, we converted our accounting system to a new, stronger platform which management believes will better serve the Company for years to come. This conversion, along with the necessary training of all users, also had an impact on our operations and affected the sales process during the current year period.

Retail operations revenues increased significantly from $396,000 in the first six months of fiscal 2003 to $1.1 million in the same period this year. We operated two retail stores during the first six months of last year versus seven stores this year. Subsequent to October 2002 the Company acquired four previously franchised Field of Dreams® stores and opened one new store. These new stores provided $599,000 in incremental revenue over the prior year six month period.Since September 30, 2003, we opened five additional stores an plan on opening another in the end of November 2003.

We experienced an 18.5% increase in revenues for the two stores that were owned and operated by the Company during both periods. We achieved the increase as a result of having gained experience in operating company owned stores (we acquired these two initial stores in March 2002 from an individual franchise owner) and being able to determine the proper product mix, pricing structure and developing the customer base of each store over that timeframe.

Franchise operations revenues were $463,000 in the six month period ending September 30, 2003 compared to $485,000 in the same period last year. The slight reduction in revenue principally relates to decreased royalty revenue associated with the Company’s acquisition of four previously franchised stores after September 2002, partially offset by the recognition of franchise fee revenue associated with the opening of a new franchise store during the first quarter of fiscal 2004 (no franchise stores opened during the first six months of fiscal 2003).

The Company realized $191,000 in net management fee revenues in the six months ending September 30, 2003 versus $565,000 in the same period last year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year period. The number of transactions during each of the periods were comparable; however, the prior year’s top seven events (in terms of net profit generated by the event) generated approximately $421,000 in net revenue verses approximately $91,000 in net revenue generated by the top seven events for the current year period. One event in the prior year generated $179,000 in net revenue. We will continue to market opportunities for these significant events, however, because of the sluggish economy, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for the first six months of fiscal 2004 was $3.4 million versus $4.2 million in the same period in fiscal 2003, a 19.0% decrease. The decrease relates to a decrease in consolidated sales. As a percentage of total sales, cost of sales was 50.5% for the six months ending September 30, 2003 versus 52.8% for the same period a year ago. The improvement relates to a shift in the overall sales mix whereby retail sales, which have better gross margins than our wholesale business, have become a larger percentage of the overall sales mix.

Cost of sales of manufacturing/distribution products were $3.0 million in the first six months of fiscal 2004 versus $4.1 million in the same period in fiscal 2003. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 55% in the current year period versus 61% a year ago. The improvement relates to a shift in sales mix. Manufacturing/distribution sales through our Farley Division and through The Greene

Organization have greater gross margins than Mounted Memories and collectively have become a larger percentage of the overall sales mix. Retail cost of sales increased approximately $204,000 and directly relates to the Company owning and operating seven retail stores during the first six months of fiscal 2004 versus only two stores in the same period last year.

Operating expenses increased from $3.2 million in the first six months of fiscal 2003 to $3.6 million in the same period this fiscal year. The increase relates primarily to incremental operating expenses associated with operating seven retail stores in the current year period versus only two stores last year ($456,000 increase). As a percentage of sales, operating expenses increased from 40.4% to 53.9% as a result of a reduction in sales and the fixed nature of the majority of operating expenses. As the Company expects revenue to pick up again in the third quarter of fiscal 2004, the Company has not reduced its overhead in proportion with the reduction in sales.

Interest expense, net. Net interest expense was comparable in both fiscal year-to-date periods and was $91,000 for the first six months of fiscal 2004 versus $84,000 last year.

Provision for income taxes. The Company recognized an income tax benefit of $186,000 during the current year period due to a pre-tax loss as opposed to income tax expense in the same period last year of $158,000 associated with a pre-tax profit. The effective tax rate for both periods was approximately 40%.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues. Total revenues decreased 12.8% from $3.9 million in the second quarter of fiscal 2003 to $3.4 million in the same quarter of fiscal 2004 due primarily to a decrease in manufacturing and distribution revenues as a result of a sluggish economy, partially offset by an increase in revenues generated through our company-owned retail stores.

Manufacturing and distribution revenues decreased 15.2% from $3.3 million in the second quarter of fiscal 2003 to $2.8 million in the second quarter of fiscal 2004, due primarily to a decrease in sales generated through our Mounted Memories wholesale/manufacturing division. Mounted Memories sales were down approximately 14.2%, or $378,000, due primarily to the sluggish economy. The decrease is a result of reduced transactions. However, in light of the decrease in sales, the division was able to maintain its historical gross margin percentage.

Retail operations revenues increased significantly from $198,000 in the second quarter of fiscal 2003 to $573,000 in the current year quarter. We operated two retail stores during the second fiscal quarter last year versus seven stores this year. Subsequent to September 2002, the Company acquired four previously franchised Field of Dreams® stores and opened one new store. These new stores provided $348,000 in incremental revenue over the prior year quarter.

We experienced a 12.7% increase in revenues for the two stores that were owned and operated by the Company during both periods. We achieved the increase as a result of having gained experience in operating company owned stores (we acquired these two initial stores in March 2002 from an individual franchise owner) and being able to determine the proper product mix, pricing structure and developing the customer base of each store over that timeframe.

Franchise operations revenues were $235,000 in the quarter ending September 30, 2003 compared to $243,000 in the same quarter last year. The slight reduction in revenue principally relates to decreased royalty revenue associated with the Company’s acquisition of four previously franchised stores after September 2002.

The Company realized $93,000 in net management fee revenues in the three months ending September 30, 2003 versus $267,000 in the same period last year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year period. The number of transactions during each of the periods were comparable; however, last year’s second quarter top six events (in terms of net profit generated by the event) generated approximately $199,000 in net revenue verses approximately $39,000 in net revenue generated by the top six events for the current year quarter. We will continue to market opportunities for these significant events, however, because of the sluggish economy, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for the second quarter of fiscal 2004 was $1.6 million versus $2.1 million in the same quarter in fiscal 2003, a 23.8% decrease. The decrease relates to a decrease in consolidated sales. As a percentage of total sales, cost of sales was 48.4% for the three months ending September 30, 2003 versus 53.2% for the same period a year ago. The improvement relates to a shift in the overall sales mix whereby retail sales, which have better gross margins than our wholesale business, have become a larger percentage of the overall sales mix.

Cost of sales of manufacturing/distribution products were $1.4 million in the second three months of fiscal 2004 versus $2.0 million in the same period of fiscal 2003. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 50% in the current quarter versus approximately 60% a year ago. The improvement relates to a shift in the sales mix with sales from other divisions with greater margins than Mounted Memories becoming a greater percentage of the sales total. Retail cost of sales increased approximately $115,000 and directly relates to the Company owning and operating seven retail stores during the second quarter of fiscal 2004 versus only two stores in the same quarter last year.

Operating expenses increased from $1.6 million in the second quarter of fiscal 2003 to $1.7 million in the same period this fiscal year. The increase relates primarily to incremental operating expenses associated with operating seven retail stores in the current year quarter versus only two stores last year ($241,000 increase) partially offset by a reimbursement of legal expenses ($285,000) which was received by the Company during the current year quarter relating to the settlement of a legal dispute. As a percentage of sales, operating expenses increased from 40.6% to 51.7% as a result of a reduction in sales and the fixed nature of the majority of operating expenses. As the Company expects revenue to pick up again in the third quarter of fiscal 2004, the Company has not reduced its overhead in proportion with the reduction in sales.

Interest expense, net. Net interest expense was comparable in both fiscal quarters and was $50,000 for the second quarter of fiscal 2004 versus $44,000 last year.

Provision for income taxes. The Company recognized an income tax benefit of $39,000 during the current year quarter due to a pre-tax loss as opposed to income tax expense in the same quarter last year of $64,000 associated with a pre-tax profit. The effective tax rate for both periods was approximately 40%.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and adopted the additional disclosure provisions of SFAS 148 in December 2002.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

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

The disclosure requirements of this Interpretation are effective for financial statements for fiscal years ending after December 15, 2002, and did not have a material effect on the Company’s financial statements. The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of September 30, 2003 reflects working capital of $5.8 million versus working capital of $6.2 million one year earlier.

At September 30, 2003, the Company’s cash and cash equivalents were $185,000, compared to $214,000 at September 30, 2002. Net accounts receivable at September 30, 2003 were $1.5 million compared to $2.2 million at September 30, 2002.

Cash used in operations amounted to $1.6 million for the first six months of fiscal 2004, compared to $259,000 used in operations in the same period of fiscal 2003. The cash used in operations in the current year mostly relates to an investment in inventory ($645,000), an increase in prepaid expenses ($261,000) mostly relating to the opening of five retail stores subsequent to September 30, 2003, an increase in accounts receivable as a result of timing of collections ($196,000) and a decrease in accounts payable ($203,000) as a result of timing of payments.

The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, increased by approximately $1.9 million for the six months ending September 30, 2003. Outstanding borrowings against our line of credit were $3.9 million at September 30, 2003. The line of credit is used for working capital purposes and was used to fund our retail store expansion, pay for costs incurred relating to our planned acquisition of FansEdge (completed in October 2003), the move of our primary warehouse facility and the replacement of our primary accounting software. As of November 10, 2003, the Company’s availability under the line of credit was approximately $175,000. The line of credit is collateralized by the Company’s accounts receivable and inventories.

The line of credit matures in late November 2003 and the Company believes it will be able to renew its line of credit on similar terms. In addition to renewing the line of credit, we believe based on our communications with our lender during their current review process that they will also increase the line of credit facility which will give the Company additional working capital for the remaining period leading into the holiday season. However, there can be no assurances that the lender will either renew the line of credit and/or increase the facility. In the event that the lender does not increase our facility, we will reduce our inventory purchases and certain other expenses leading into the holiday season. In the event this was to occur, we do not believe there will be a material effect on sales or profits with decreased inventory purchases as we will move more inventory from our corporate warehouse into the company-owned retail stores to make up for the temporary lack of inventory purchases from third party vendors.

In July 2003 the lending institution with which the Company maintains its line of credit loaned the Company $325,000 through a four year installment loan with monthly principal and interest payments. The interest rate is a floating rate based on adding a fixed interest charge of 2.40% to the thirty day “Dealer Commercial Paper Rate” (3.52% at September 30, 2003). The proceeds of the loan were used to reduce the Company’s line of credit.

We have followed through on our plan on expanding our retail store model in time for the 2003 holiday season. Subsequent to March 31, 2003, we have opened seven new company-owned retail stores and anticipate opening another store in mid-to-late November 2003. With the store to be opened, we will have 13 company owned stores for this year’s holiday season versus five last year. The holiday season (mid-November until the first of the year) is the most important time of the year in terms of generating revenue and profits. Historically, the Field of Dreams® chain, both franchises and company-owned stores, has generated about 35-40% of its annual revenue during the holiday season. This percentage of revenue is comparable for FansEdge, our new internet retail division acquired in October 2003, in relation to its historical revenue percentages by quarter.

On average, the new stores have cost approximately $100,000 each in start up capital. These funds were used to build the stores out and to purchase inventory not already owned by the Company. The timing of payment of the majority of these purchases are pursuant to standard and extended vendor terms and we anticipate paying many of these expenses with revenue generated by the stores during the holiday season.

By virtue of our expansion and investment in the company-owned store model, and the acquisition of the FansEdge internet retail division, we have become more cyclical and reliant on the calendar fourth quarter (our fiscal 3rd quarter) relating to revenues and profits. We anticipate generating significant revenue and profits during this quarter in relation to the balance of the year. The excess cash flow generated during the holiday season will be used to make payments on our line of credit.

The Company believes its current available cash position, taking into consideration the current availability under the line of credit and the positive prospects of receiving an increase in the line of credit facility, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments of approximately $30,000 per month. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

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

None.

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on November 14, 2003.

DREAMS, INC.

/s/ Mark Viner
Mark Viner, Chief Financial Officer, Principal Accounting Officer