Form 10QSB
period 2003-12-31
DREAMS INC
filed 2004-02-17
CIK 810829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 7, 2004, there were 56,363,195 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet – Unaudited

As of December 31, 2003

(Dollars in Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$772
Accounts receivable, net	2,226
Inventories, net	8,683
Prepaid expenses and deposits	190
Note receivable	—
Deferred tax asset, net	258

Total current assets	12,129
Property and equipment, net	1,314
Deferred tax asset, net	355
Other intangible assets, net	2,615
Goodwill, net	1,932

Total assets	$18,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,601
Accrued liabilities	1,255
Short-term notes payable	105
Current portion of long-term debt	180
Borrowings against line of credit	2,856
Deferred credits	100

Total current liabilities	6,097
Long-term debt, less current portion	1,062
Commitments and contingencies	—
Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; 56,363,195 shares issued and outstanding	22,675
Accumulated deficit	(11,489)

Total stockholders’ equity	11,186

Total liabilities and stockholders’ equity	$18,345

The accompanying notes are an integral part of this condensed consolidated financial statement.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Income – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	For the nine months ended:		For the three months ended:
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002
Revenues	$16,353	$14,294	$9,621	$6,262

Expenses:
Cost of sales	8,608	7,460	5,211	3,222
Operating expenses	6,925	5,334	3,297	2,087
Depreciation and amortization	135	93	56	36

Total expenses	15,668	12,887	8,564	5,345

Income before interest and taxes	685	1,407	1,057	917
Interest, net	141	127	50	43

Income before provision for income taxes	544	1,280	1,007	874
Current tax expense	32	73	60	52
Deferred tax expense	184	437	342	300

Net income	$328	$770	$605	$522

Earnings per share:
Basic: Earnings per share	$0.01	$0.01	$0.01	$0.01

Weighted average shares outstanding	56,783,533	57,823,890	56,533,525	57,408,444

Diluted: Earnings per share	$0.01	$0.01	$0.01	$0.01

Weighted average shares outstanding	56,783,533	57,823,890	56,533,525	57,408,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands, except share amounts)

	Nine Months Ended December 31,
	2003	2002
Net cash provided by operating activities	$246	$667

Cash flows from investing activities:
Prepaid investment	(149)	—
Purchase of property and equipment	(576)	(382)

Net cash used in investing activities	(725)	(382)

Cash flows from financing activities:
Net change in line of credit	805	313
Proceeds from loan and term agreements	580	—
Repayments on notes payable and term loans	(280)	(403)

Net cash provided by (used in) financing activities	1,105	(90)

Net increase in cash and cash equivalents	626	195
Cash and cash equivalents at beginning of period	146	225

Cash and cash equivalents at end of period	$772	$420

Supplemental Disclosure of Cash Flow Information:
Cash paid during the nine month period ended December 31:
Interest	$141	$126
Income taxes	—	29

	$141	$155

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

During the nine months ended December 31, 2002, Mr. Battistone tendered an aggregate of 611,400 shares of the Company’s common stock to the Company to repay $71 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the shares at the dates of the agreements. The common stock received by the Company from Mr. Battistone was retired.

During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. The Company did not issue any consideration for this purchase other than the assumptions of the FansEdge liabilities. (see Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Earnings Per Share

For the nine months ended December 31, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,783,533. For the nine months ended December 31, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 57,823,890.

For the three months ended December 31, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,533,525. For the three months ended December 31, 2002, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 57,408,444.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Stock options to purchase up to 2,000,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.35 per share were not considered in the calculation of diluted earnings per share for the nine and three month periods ended December 31, 2003, due to their anti-dilutive effects. Stock options to purchase up to 3,275,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the three and nine month periods ended December 31, 2002, due to their anti-dilutive effects

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

The Retail segment represents the Company-owned Field of Dreams® retail stores and FansEdge.com. As of December 31, 2003, the Company owned and operated thirteen Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in the first nine months of fiscal 2004 and 2003 was derived in the United States and all of the Company’s assets are located in the United States.

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

Segment information for the nine month periods ended December 31, 2003 and 2002 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2003
Net sales	$10,509	$5,749	$953	$17,211
Intersegment net sales	(1,123)	—	(104)	(1,227)
Operating earnings	429	875	222	1,526
Total assets	10,064	2,770	200	13,034
December 31, 2002
Net sales	$11,724	$1,283	$963	$13,970
Intersegment net sales	(388)	—	(32)	(420)
Operating earnings	1,485	353	277	2,115
Total assets	10,054	912	365	11,331

Reconciliation to consolidated amounts is as follows:

	YTD FY2004	YTD FY2003
Revenues:
Total revenues for reportable segments	$17,211	$13,970
Other revenues	369	744
Eliminations of intersegment revenues	(1,227)	(420)

Total consolidated revenues	$16,353	$14,294
Pre-tax earnings:
Total earnings for reportable segments	$1,526	$2,115
Other loss	(841)	(708)
Interest expense	(141)	(127)

Total consolidated income before taxes	$544	$1,280

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Segment information for the three month periods ended December 31, 2003 and 2002 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2003
Net sales	$5,018	$4,679	$489	$10,186
Intersegment net sales	(663)	—	(85)	(748)
Operating earnings	421	870	162	1,453
Total assets	10,064	2,770	200	13,034
December 31, 2002
Net sales	$4,993	$886	$478	$6,357
Intersegment net sales	(250)	—	(22)	(272)
Operating earnings	700	362	176	1,238
Total assets	10,054	912	365	11,331

Reconciliation to consolidated amounts is as follows:

	Q3 FY2004	Q3 FY2003
Revenues:
Total revenues for reportable segments	$10,186	$6,357
Other revenues	183	177
Eliminations of intersegment revenues	(748)	(272)

Total consolidated revenues	$9,621	$6,262
Pre-tax earnings:
Total earnings for reportable segments	$1,453	$1,238
Other loss	(396)	(321)
Interest expense	(50)	(43)

Total consolidated income before taxes	$1,007	$874

4.	Inventories

The components of inventories as of December 31, 2003 are as follows:

Memorabilia products, net of reserve	$5,665
Prepaid autographs	951
Licensed products	1,715
Acrylic cases and raw materials	352

$8,683

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

For the nine months ended December 31, 2003, M&S and FOD Las Vegas, LLC paid the Company $51 and $192 in royalties, respectively. Additionally, during the first nine months of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $190 and $246, respectively. For the nine months ended December 31, 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $66 and $189 in royalties, respectively. During the first nine months of fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $126 and $78, respectively.

For the three months ended December 31, 2003, M&S and FOD Las Vegas, LLC paid the Company $26 and $71 in royalties, respectively. Additionally, during the third quarter of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $119 and $108, respectively. For the three months ended December 31, 2002, M&S, Inc. and FOD Las Vegas, LLC paid the Company $34 and $62 in royalties, respectively. During the third quarter of fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $72 and $24, respectively.

During the nine and three month periods ended December 31, 2003, the Company paid Dan Marino, a director of the Company, $151 and $61, respectively, for his autograph on inventory items and appearance fees. During the nine and three month periods ended December 31, 2002, the Company paid Mr. Marino $231 and $20, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

During the nine months ended December 31, 2002, Mr. Battistone tendered an aggregate of 611,400 shares of the Company’s common stock to the Company to repay $71 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the shares at the dates of the agreements. The common stock received by the Company from Mr. Battistone was retired.

6.	Legal Proceedings

As previously disclosed, the Company filed an action in the Circuit Court of Broward County, Florida, against an athlete in connection with a certain exclusive services agreement between the athlete and the Company, whereby the athlete would provide his autograph on sports memorabilia and licensed products for a period of three years. The Company and the athlete agreed on a settlement, which was finalized in August 2003. Under the terms of the settlement, the athlete agreed to sign 2,500 licensed products and reimburse the Company $285,000. The $285,000 payment was received by the Company during the quarter ended September 30, 2003 and was posted as a credit in operating expenses in the consolidated statements of income. In November 2003 the athlete returned to the Company 500,000 shares of common stock issued to the athlete by the Company which was immediately retired. In addition, as a result of the settlement the Company wrote off the deferred compensation balance of $170,000 against stockholders’ equity during the quarter ended September 30, 2003. As of December 31, 2003 the athlete owed the Company 562 autographs.

7.	Commitments

The Company is a party to certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next three years. The payments are in exchange for autographs on inventory items to be received in the future.

8.	Acquisition

During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. The Company did not issue any consideration for this purchase other than the assumptions of the FansEdge liabilities. However, the prior shareholders of FansEdge are entitled to additional consideration based on the earnings before interest and taxes (“EBIT”) of FansEdge for four years after the date of the acquisition. The amount of additional consideration is based on a formula defined in the purchase agreement and is not limited to a certain amount. The Company shall have the right to terminate the consideration to be received by the Fansedge Shareholders in certain circumstances based upon the financial performance of Fansedge and Dreams’ cost of investment. In the event Dreams exercises its termination rights, the former Fansedge Shareholders shall have the right to repurchase certain agreed upon assets of Fansedge based upon certain Dreams’ acquisition and other related costs.

The assets acquired and liabilities assumed were recorded at estimated fair values determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company has obtained preliminary independent appraisals of the fair values of the acquired identified intangible assets and their remaining useful lives. Accordingly, the allocation of the purchase price is subject to revision, based on the final determination of appraised and other fair values.

The acquisition was accounted for as a purchase in accordance with SFAS 141. The excess purchase price over the estimated fair market value of the assets and liabilities acquired amounted to $687,000 and was allocated to certain identifiable intangible assets which have indefinite useful lives. The results of operations of FansEdge from October 1, 2003 through December 31, 2003 are included in the accompanying statement of earnings for the three and nine month periods ended December 31, 2003.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets, net	$319
Property, plant, and equipment, net	31
Intangible assets	687

Total assets acquired	1,037

Total liabilities	(1,037)

Total liabilities assumed	(1,037)

Goodwill	$—

Pro Forma Results

Pro forma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for the nine and three months ended December 31, 2003 and 2002 as if the business combination had occurred at the beginning of each period presented.

Nine Months Ended December 31,
	2003	2002
	(Unaudited)
Net revenue	$17,472	$16,175
Net income	$223	$823
Earnings per share — basic	$0.00	$0.01
Earnings per share — diluted	$0.00	$0.01

Three Months Ended December 31,
	2003	2002
	(Unaudited)
Net revenue	$9,621	$7,474
Net income	$605	$613
Earnings per share — basic	$0.01	$0.01
Earnings per share — diluted	$0.01	$0.01

9.	New Accounting Pronouncements

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

Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. The Company operates through its wholly-owned subsidiaries with business operations in franchising, manufacturing and distribution, and recently retail operations. Dreams Franchise Corporation (“DFC”) is in the business of selling Field of Dreams® retail store franchises and generates revenues through the sale of those franchises and continuing royalties. There are currently 24 Field of Dreams® franchise stores operating. The manufacturing and distribution business is conducted through Dreams Products, Inc. (“DPI’) and through the Company’s Farley Art division, which is the Company’s entry into original art and reproductions of sports personalities and events. DPI is a wholesaler and manufacturer of sports memorabilia products and acrylic cases. DPI employs the trademark “Mounted Memories.” DPI pays annual fees to

Major League Baseball and the National Football League which officially licenses DPI’s baseball and football memorabilia products, respectively. Through The Greene Organization, the Company is engaged in the representation and marketing of professional athletes. In March 2002, we entered into the company-owned retail store business with the purchase of two existing Field of Dreams® franchises through Dreams Retail Corporation. As of February 7, 2004 we owned and operated 13 retail stores. Additionally, through an October 2003 acquisition, the Company generates retail revenues through FansEdge.com (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2003 Compared to the Nine Months Ended December 31, 2002

Revenues. Total revenues increased 14.7% from $14.3 million in the first nine months of fiscal 2003 to $16.4 million in the same period this year due primarily to an increase in retail revenues as a result of the current year expansion of the company-owned retail store model (five stores were owned and operated as of December 31, 2002 versus 13 stores as of December 31, 2003). In addition, during October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com.

Manufacturing and distribution revenues decreased 10.3% from $11.7 million in the first nine months of fiscal 2003 to $10.5 million in the first nine months of fiscal 2004. Sales generated through our Mounted Memories wholesale/manufacturing division were down approximately 3.3%, or $327,000, due primarily to the sluggish economy experienced during the first nine months of fiscal 2004. The decrease is a result of reduced transactions. However, in light of the decrease in sales, the division was able to maintain its historical gross margin percentage.

In July 2002 we discontinued a product line (bobblehead dolls) which generated $379,000 in revenue in the first nine months of fiscal 2003. The product line had a relatively short life (about 12 months) and generated considerable revenues and profits during its lifespan. Numerous manufacturers began entering the marketplace driving the profitability of the projects down making it less appealing to continue the effort. The life of the product line was within the Company’s expectation as we viewed the product line as “hot product”.

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

Retail operations revenues increased significantly from $1.3 in the first nine months of fiscal 2003 to $5.7 million in the same period this year. We owned and operated five retail stores during the first nine months of last year versus thirteen stores this year. The eight stores which opened after December 31, 2002 provided $1.2 million in revenues in the current year-to-date period. The five stores that were open as of December 31, 2002 had increased sales of $754,000 for the nine months ended December 31, 2003 over the same period in the prior year due primarily to the timing of the opening dates during fiscal 2003. The two stores which were open during both full periods had a current year increase of $101,000, or 11.5%, over the prior year period. The improvement primarily relates to having gained experience in operating company owned stores (we acquired these two initial stores in March 2002 from an individual franchise owner) and being able to determine the proper product mix, pricing structure and developing the customer base of each store over that timeframe. In October 2003, we acquired FansEdge which generated $2.5 million in revenue.

Because of the timing of new retail store openings during fiscal 2004, the October 2003 acquisition of FansEdge and our plan to continue to open new retail stores in the future, we expect that retail operations will become a larger part of the consolidated results of the Company.

Net franchise operations revenues (after inter-company eliminations) were $849,000 in the nine month period ending December 31, 2003 compared to $931,000 in the same period last year. The reason for the decrease relates to the Company’s acquisition of five previously franchised stores (two were purchased in March 2002, two in November 2002 and one in May 2003) which resulted in a shift from royalty revenues in franchise operations to retail revenues accounted for in our retail operations.

The Company realized $373,000 in net management fee revenues in the nine months ending December 31, 2003 versus $791,000 in the same period last year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year period. The number of transactions during each of the periods were comparable; however, the prior year’s top seven events (in terms of net profit generated by the event) generated approximately $434,000 in net revenue verses approximately $169,000 in net revenue generated by the top seven events for the current year period. One event in the prior year generated $179,000 in net revenue. We will continue to market opportunities for these significant events, however, because of the sluggish economy, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for the first nine months of fiscal 2004 was $8.6 million versus $7.5 million in the same period in fiscal 2003, a 14.7% increase. The increase relates to an increase in consolidated sales. As a percentage of total sales, cost of sales was comparable in both periods and was 52.6% for the nine months ending December 31, 2003 versus 52.2% last year.

Operating expenses increased from $5.3 million in the first nine months of fiscal 2003 to $6.9 million in the same period this fiscal year. The increase relates primarily to incremental operating expenses associated with operating 13 retail stores in the current year period versus only five stores last year ($1.0 million increase) and the October 2003 acquisition of FansEdge ($609,000).

Interest expense, net. Net interest expense was comparable in both fiscal year-to-date periods and was $141,000 for the first nine months of fiscal 2004 versus $127,000 last year.

Provision for income taxes. The Company recognized income tax expense of $216,000 during the current year period compared to income tax expense in the same period last year of $510,000. The effective tax rate for both periods was approximately 40%.

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Revenues. Total revenues increased 52.4% from $6.3 million in the third quarter of fiscal 2003 to $9.6 million in the same quarter of fiscal 2004 due primarily to the addition of eight company-owned retail stores after December 31, 2002 and the October 2003 acquisition of FansEdge.

Manufacturing and distribution revenues was comparable in both quarters and was $5.0 million in the third quarter of fiscal 2004 and $5.0 million in the third quarter of fiscal 2003.

Retail operations revenues increased significantly from $886,000 in the third quarter of fiscal 2003 to $4.7 million in the current year quarter. We operated five retail stores during the third fiscal quarter last year versus thirteen stores this year. The eight new stores opened after December 31, 2002 provided $1.0 million in incremental revenue over the prior year quarter. The five stores which were open as of 12/31/02 had sales of $1.1 million in the current year quarter, a 24.2% increase over the prior year quarter. The increase primarily relates to the stores being open for a full quarter in the current year versus only a partial quarter in the prior year (three of the stores opened in November 2002). The two stores that were open for the full quarter of both periods had a 5.8% increase in sales during the current year quarter over last year due to an improvement in product mix and an increase in mall traffic. In October 2003, we acquired FansEdge which generated $2.5 million in revenue.

Because of the timing of new retail store openings during fiscal 2004, the October 2003 acquisition of FansEdge and our plan to continue to open new retail stores in the future, we expect that retail operations will become a larger part of the consolidated results of the Company.

Net franchise operations revenues (after inter-company eliminations) were $404,000 in the three month period ending December 31, 2003 compared to $456,000 in the same period last year. The reason for the decrease relates to the Company’s acquisition of three previously franchised stores after November 2002 (two were purchased in November 2002 and one in May

2003) which resulted in a shift from royalty revenues in franchise operations to retail revenues accounted for in our retail operations.

The Company realized $182,000 in net management fee revenues in the three months ending December 31, 2003 versus $226,000 in the same period last year, a 19.5% decrease. The decrease mostly relates to timing of certain large marketing events occurring more frequently in the prior year quarter in comparison to this year.

Costs and expenses. Total cost of sales for the third quarter of fiscal 2004 was $5.2 million versus $3.2 million in the same quarter in fiscal 2003, a 62.5% increase. The increase relates to an increase in consolidated sales. As a percentage of total sales, cost of sales was 54.2% for the three months ending December 31, 2003 versus 51.5% for the same period a year ago. The increase relates to the addition of FansEdge in October 2003 which has a higher retail cost of sales percentage (historically about 58% to 60%) than our company-owned retail stores (historically in the 42% to 45% range).

Operating expenses increased from $2.1 million in the third quarter of fiscal 2003 to $3.3 million in the same period this fiscal year. The increase relates primarily to incremental operating expenses associated with operating 13 retail stores in the current year quarter versus only five stores last year ($579,000 increase). FansEdge (acquired in October 2003) had operating expenses of $609,000 in the current year quarter.

Interest expense, net. Net interest expense was comparable in both fiscal quarters and was $50,000 for the third quarter of fiscal 2004 versus $43,000 last year.

Provision for income taxes. The Company recognized income tax expense of $402,000 during the current year quarter compared to income tax expense in the same quarter last year of $352,000. The effective tax rate for both periods was approximately 40%.

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

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of December 31, 2003 reflects working capital of $6.0 million versus working capital of $6.9 million one year earlier.

At December 31, 2003, the Company’s cash and cash equivalents were $772,000, compared to $420,000 at December 31, 2002. Net accounts receivable at December 31, 2003 were $2.2 million compared to $2.5 million at December 31, 2002. Cash provided by operations for the nine months ended December 31, 2003 was $246,000 versus $667,000 a year ago. The reduction is primarily related to decreased operations in the current year and timing of payments of accounts payable, collection of accounts receivable as well as investments in inventory relating to the growth in company-owned retail stores.

The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, increased by approximately $805,000 for the nine months ending December 31, 2003. Outstanding borrowings against our line of credit were $2.9 million at December 31, 2003. The line of credit, which has a maximum borrowing capacity of $4.5 million, has annual renewal terms and renewed most recently in November 2003. The line of credit is used for working capital purposes and was used to fund our retail store expansion, pay for costs incurred relating to acquisition of FansEdge (completed in October 2003), the move of our primary warehouse facility and the replacement of our primary accounting software. The line of credit is collateralized by the Company’s accounts receivable and inventories. The Company is required to comply with certain annual financial ratios with respect to the line of credit.

In November 2003 we entered into a four-year reducing revolver loan agreement for $1.0 million with the lending institution with which the Company maintains its line of credit. Prior to November 2003, we had two outstanding debt instruments (exclusive of the line of credit) with the lender which had a total outstanding amount due between the two facilities of approximately $745,000. The lender transferred the two existing debt instruments ($745,000) into the new $1.0 million agreement and reduced our line of credit by the difference of $255,000. The interest rate, which is the same as our line of credit, is a floating rate based on adding a fixed interest charge of 2.40% to the thirty day “Dealer Commercial Paper Rate” (3.52% at December 31, 2003). The revolver loan agreement specifies monthly principal and interest payments. The Company is required to comply with certain annual financial ratios with respect to the revolver loan agreement.

We have followed through on our plan on expanding our retail store model in time for the calendar 2003 holiday season. Subsequent to March 31, 2003, we opened eight new company-owned retail stores. As of February 7, 2004 we own and operate 13 company-owned Field of Dreams® stores. We plan to continue identifying new site locations and opening additional stores. On average, the new stores have cost approximately $100,000 each in start up capital and believe this to be an accurate estimated cost of future stores. These funds are used to build the stores out and to purchase inventory not already owned by the Company.

We are prohibited from opening more than two new stores without the direct approval from our lender. We intend on meeting with our lender in March 2004 to determine a plan for calendar 2004 company-owned store development and discuss the possibility of establishing a new, separate loan facility to fuel such growth. There can be no assurances that our lender will provide such financing.

By virtue of our expansion and investment in the company-owned store model, and the October 2003 acquisition of the FansEdge internet retail division, we have become more cyclical and reliant on the calendar fourth quarter (our fiscal 3rd quarter) relating to revenues and profits. We anticipate generating significant revenue and profits during this quarter in relation to the balance of the year. The excess cash flow generated during the holiday season is used to make payments on our line of credit.

The Company believes its current available cash position, taking into consideration the current availability under the line of credit and the positive prospects of receiving an increase in the line of credit facility, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments of approximately $15,000 per month for the next twelve months. We have not created and are not a party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. The Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

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

None.

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on February 17, 2004.

DREAMS, INC.

/s/ MARK VINER

Mark Viner, Chief Financial Officer, Principal Accounting Officer