Form 10KSB
period 2004-03-31
DREAMS INC
filed 2004-06-29
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2004

Dreams, Inc.

(Name of small business issuer in its charter)

Utah	87-0368170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South University Drive, Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (954) 377 - 0002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year: $21,770,000

The aggregate market value of the common equity held by non-affiliates as of June 4, 2004 was $11,482,000.

The number of shares outstanding of the issuer’s common stock as of June 4, 2004 is 56,363,195.

Transitional Small Business Disclosure Format (check one):    ☐  Y    ☒  N

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

Dreams, Inc. is a Utah Corporation which was formed in 1980. Dreams operates in three business segments:

•	Retail. The retail segment represents the Company owned Field of Dreams® retail stores and its e-commerce business operations including Fansedge.com (acquired in October 2003) and ProSportsMemorabilia.com (acquired in April 2004). There are currently 15 Company-owned and operated Field of Dreams® stores. The e-commerce component of the segment consists of two e-commerce retailers selling a diversified selection of sports licensed products and memorabilia on the Web.

•	Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork and reproductions and acrylic cases. These operations are principally conducted through our wholly-owned subsidiary, Mounted Memories.

•	Franchise. This segment represents the results of the Company’s franchise program. The Company is in business of selling Field of Dreams® retail store franchises in the United States. There are currently 22 Field of Dreams® franchise stores open and operating.

Retail Segment.

Retail Stores.

In March 2002, we entered into the retail business with the purchase of two existing Field of Dreams® franchises including inventory on hand as of the acquisition date. As of June 14, 2004, we currently own and operate 15 Field of Dreams® retail stores. The Company may identify other franchised stores which it may purchase from time to time as it believes is appropriate. The Company will also evaluate the opening of new retail operations. Stores are located in high traffic areas in regional shopping malls. The stores average approximately 1,000 square feet. The average cost of opening a new Company-owned retail store in fiscal 2004 was approximately $100,000 per store. We pay royalty fees to the owner of the “Field of Dreams” trademark relating to sales generated in our stores. During fiscal 2004 and 2003 we had royalty fees of $40,296 and $16,264, respectively.

The store typically has a full time manager and full time assistant manager in addition to hourly personnel, most of whom work part time. The number of hourly sales personnel in each store fluctuates depending upon our seasonal needs. Our stores are generally open seven days per week and generally ten hours per day.

Set forth below is a listing of our stores, their location and the date opened.

City	Store Location	Date Opened
Denver, CO	Park Meadows Mall	March 2002
Detroit, MI	Somerset Mall	March 2002
Chicago, IL	Woodfield Mall	October 2002
Norfolk, VA	MacArthur Center	October 2002
San Diego, CA	Horton Plaza	November 2002
Paramus, NJ	Garden State Plaza	May 2003
San Francisco, CA	Pier 39	September 2003
Boston, MA	Copley Place	October 2003
Glendale, CA	Glendale Galleries	October 2003
Birmingham, AL	Riverchase Galleria	October 2003
Beverly Hills, CA	Beverly Center	November 2003
Farmington, CT	West Farms Mall	November 2003
Wellington, FL	Wellington Place	November 2003
Denver, CO	Cherry Creek Mall	May 2004
Scottsdale, AZ	Scottsdale Fashion Square	June 2004

E-Commerce Operations.

In October 2003 the Company purchased the website and 100% of the outstanding common stock of Fansedge Incorporated and in April 2004 Dreams acquired certain assets, including the website of ProSports Memorabilia, Inc. The e-commerce division is focused on the sales of sports licensed products and memorabilia. It sells official licensed products of the NFL, MLB, NHL, NBA, NASCAR and collegiate products. The websites also provide authentic autographed memorabilia for over 200 teams and over 1,300 different athletes. This division sells over 20,000 products across categories such as apparel, auto accessories, autographed memorabilia, collectibles, headwear, home and office, jewelry and watches, tailgate and stadium gear and DVD’s. The e-commerce products are marketed through a series of websites. These websites represent several of the leading brand names in this market and include:

•	www.fansedge.com,

•	www.prosportsmemorabilia.com,

•	www.sportcases.com and

•	www.peterose.com.

This division’s business strategy is to

•	strengthen its brands, improve customer service, expand its catalog and increase buying power;

•	target new customers;

•	transform shoppers into customers and customers into repeat customers; and

•	operate efficiently.

Fansedge recently entered into a strategic alliance with Amazon.com in which the Fansedge brand and its products are sold in the apparel and sporting section of the Amazon.com website. This division will continue to expand its marketing practices and seek strategic alliances with other companies and brands in addition to marketing its products as currently marketed.

We fulfill the orders generated through our website sales through third-party fulfillment and products shipped out of our warehouse facilities in Sunrise, Florida, Chicago, Illinois and Denver, Colorado. Our distribution network enables us to provide immediate delivery service to our online customers. It is our goal to distribute online merchandise within 48 hours of receiving an order.

Manufacturing/Distribution Segment.

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

MMI has been in business since 1989 and has achieved its industry leading status partly due to its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI manufacturers a very large selection and supply of acrylic cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is plastic. There are many vendors who sell plastic throughout South Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual suppliers represent more than ten percent of the Company’s total fiscal 2004 or fiscal 2003 purchases.

MMI’s customer base varies greatly and includes, for example, internet companies, traditional catalog retailers and retail stores which sell sports and celebrity memorabilia products and cases. Field of Dreams® franchise and company-owned stores purchase products from MMI. No customer provided greater than ten percent of MMI’s total fiscal 2004 revenue. Dreams Products, Inc. pays annual license fees to Major League Baseball and the National Football.

The sports memorabilia industry faces several challenges, most notably the assurance of product authenticity. Through its caution in only selling items produced internally or purchased from authorized agents, witnessed by an MMI representative, MMI avoids significant authenticity problems. MMI feels the way it has achieved a competitive advantage over its competitors is through accurate and timely shipping. MMI uses approximately 5,000 square feet of its warehousing facilities for shipping. MMI has achieved a significant positive reputation in its industry for timely and accurate shipments and commits to shipping orders within 72 hours of order receipt. Additionally, through the implementation of advanced and effective fulfillment techniques and processes, and utilization of the most current shipping software, MMI has experienced very low breakage over the past several years.

The Greene Organization.

The Greene Organization is engaged in athlete representation and corporate marketing of individual athletes. The Greene Organization provides athletes with all “off-field” activities including personal appearances, endorsement and marketing opportunities. Warren H. Greene, president of The Greene Organization, is the brother-in-law of the Company’s president.

Franchise Segment.

The Company conducts its Field of Dreams® operations through Dreams Franchise Corporation (“DFC”). DFC licenses certain rights from Universal Studios Licensing, Inc. (“USL”) to use the name “Field of Dreams®” in connection with retail operations and catalog sales. Field of Dreams® is a copyright and trademark owned by Universal City Studios, Inc. with all rights reserved. Universal has authorized USL to license the marks. Neither company is in any way related to or an affiliate of the Company. The Company does not presently have a Field of Dreams® catalog.

Merchandising License Agreement.

DFC has acquired from USL the exclusive license to use “Field of Dreams®” as the name of retail stores in the United States and a non-exclusive right to use the name “Field of

Dreams®” as a logo on products. DFC has also licensed from USL the exclusive right to sublicense the “Field of Dreams®” name to franchisees for use as a retail store name. The license agreement between DFC and USL is referred to herein as the “USL License”. Under the terms of the USL License, DFC is obligated to pay to USL a 1% royalty based on gross sales of Field of Dreams® stores. DFC must pay USL a $2,500 advance on royalties for each company-owned store which is opened. DFC is obligated to pay $5,000 to USL upon the opening of each franchised store. The $5,000 fee is not an advance on royalties. DFC guarantees to pay USL a minimum yearly royalty of $2,500 regardless of the amount of gross sales. The current term of the USL License expires in December 2005. DFC has successive five-year options to renew the USL License. The USL License requires DFC to submit all uses of the Field of Dreams® mark for approval prior to use. Ownership of the Field of Dreams® name remains with USL and will not become that of DFC or the Company. Should DFC breach the terms of the USL License, USL may, in addition to other remedies, terminate DFC’s rights to use the “Field of Dreams®” name. Such a termination would have an adverse effect on DFC’s and the Company’s business.

If DFC is in compliance with the terms of the USL License and if USL wishes to open and operate or license third parties to open and operate Field of Dreams® stores outside of the United States, DFC has a right of first refusal to obtain the license for such non-United States territory. The Company may exercise its right of first refusal by notifying USL of its desire to undertake a proposed new territory and paying to USL a non-refundable advance license fee of $10,000. Following such notice and payment, the Company and USL must negotiate in good faith to reach a definitive license agreement for the additional territory. If the Company fails to send notification, make the $10,000 payment or if a definitive license cannot be reached, USL may offer the new territory to another party.

DFC is required to indemnify USL for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions of DFC. DFC is required to maintain insurance coverage of $3,000,000 per single incident. The coverage must name USL as an insured party. The Company has guaranteed the monetary obligations of DFC pursuant to the USL License.

Franchising.

The laws of each state vary regarding regulation of the sale of franchises. Certain states require compliance with the regulations of the Federal Trade Commission (the “FTC Regulations”) prior to commencement of sales activity (the “FTC States”). Other states require compliance with specific additional registration procedures which vary in complexity. DFC is currently offering franchises in 44 states. Compliance with the FTC Regulations and various state regulations requires preparation of an extensive offering circular and the filing of such circular in certain states. Compliance with some state regulations requires significant time in connection with satisfying comments of franchise offering circular examiners. Compliance with FTC Regulations and certain state laws significantly limits the means by which the Company offers and sells franchises. DFC offers five types of franchises: Individual Standard Store (“Standard”), Individual Kiosk (“Kiosk”), Area Development (“Area Development”), Conversion (“Conversion”), and Seasonal (“Seasonal”). The Company does not depend on any one or a few franchisees for a material portion of its revenues. Royalties from the largest franchisee accounted for less than one percent of the Company’s fiscal 2004 consolidated revenues.

Standard Franchises.

Our Standard franchise provides a franchisee the right to open and operate a single Field of Dreams® store at a single specified location. Franchisees pay DFC $10,000 upon execution of a Standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC’s general practice that the term of Standard franchise agreements concur with the term of the franchisee’s lease. In addition to sublicensing the right to use the Field of Dreams® name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams® store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. The course is conducted at a DFC designated site. DFC also makes the same training available to a reasonable number of the franchisee’s employees. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC loans to each franchisee a copy of its operations manual which sets out the policies and procedures for operating a Field of Dreams® store. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. DFC also reserves the right to change the name used in the system from Field of Dreams® to any other name and require all franchisees to discontinue any use of any aspect of the system or the name Field of Dreams®. DFC has reserved this right in its franchise agreements to provide for the event that it determines that another name would be better for its franchise system, that the royalty it pays to USL in connection with use of the name is excessive or if DFC should breach the terms of the USL license and lose the right to use the Field of Dreams® name.

DFC imposes certain controls and requirements on Field of Dreams® franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Franchisees are also required to contribute an additional 1.5% of gross revenues to a marketing and development fund which is administered by DFC for the promotion of the Field of Dreams® system. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. During its first 90 days of operation, each franchisee is required to spend a minimum of $2,500 for promotion and advertising. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams® name. Franchisees must commence operation of the franchised stores within 180 days after execution of the Standard franchise agreement. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and USL as insured parties. Franchisee’s rights under the Standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold. DFC sold one Standard franchise during the fiscal year ended March 31, 2004.

Area Development.

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

Competition.

The Company’s retail stores compete with other retail establishments, including the Company’s franchise stores and other stores that sell sports related merchandise, memorabilia and similar products. The success of our stores depends, in part, on the quality, availability and the varied selection of authentic products as well as providing strong customer service.

Our e-commerce business competes with a variety of online and multi-channel competitors including mass merchants, fan shops, major sporting goods chains and online retailers.

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its 12-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the two core sports that provide the greatest source of industry revenue, baseball and football.

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

DFC competes with other larger, more well-known and substantially better funded franchisors for the sale of franchises. Field of Dreams® stores compete with other retail establishments of all kinds. The Company believes that the principal competitive factors in the sale of franchises are franchise sales price, services rendered, public awareness and acceptance of trademarks and franchise agreement terms

Employees.

The Company employs one hundred thirty-five (135) full-time employees and thirty (30) part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third quarter of our fiscal year, primarily due to holiday sales. Approximately 44% and 35% of our revenues were generated in the third quarter of fiscal 2004 and fiscal 2003, respectively. Management believes that the percentage of revenues in the third fiscal quarter will increase in future fiscal years as we grow the retail segment.

Item 2. Description of Property.

The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 4,500 square feet of office space and expires in June 2005. The Company’s principal executive offices are located at the Plantation, Florida facility.

As of March 31, 2004, our primary manufacturing/warehouse facility in Sunrise, Florida had approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term with rent of approximately $21,045 per month with 3% annual increases.

Our 15 company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2013 with initial terms of 7 to 10 years. We also lease a warehouse facility in Denver, Colorado which has approximately 3,000 square feet and the lease expires in October 2005.

Item 3. Legal Proceedings.

We are involved from time to time with legal proceedings arising in the ordinary course of business. The Company is a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management has brought a claim against the Company for damages of up to $418,500, based upon an alleged breach of contract. The Company is vigorously defending such claim. No assurance can be given as to the outcome of the litigation at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals, under the symbol “DRMS.” The high and low bids of the Company’s common stock for each quarter during fiscal years ended March 31, 2003 and 2004 are as follows:

	High Bid Price	Low Bid Price
Fiscal Year Ended March 31, 2003:
First Quarter	$.36	$.24
Second Quarter	.28	.18
Third Quarter	.25	.13
Fourth Quarter	.18	.13

Fiscal Year Ended March 31, 2004:
First Quarter	$.24	$.14
Second Quarter	.20	.07
Third Quarter	.21	.11
Fourth Quarter	.35	.13

On June 4, 2004, the high bid price was $0.35 and the low bid price was $0.35 for the Company’s common stock.

Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are Three Hundred Seventy-Five (375) record owners of the Company’s common stock.

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes.

EQUITY COMPENSATION PLANNING INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	4,200,250	$0.21	0

Total	4,200,250	$0.21	0

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

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

Goodwill

The Company performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. For example, such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. The Company performs an annual fair assessment of its goodwill on March 31 on each year, and no impairment was noted in fiscal 2004 or 2003.

Fiscal Years

The Company’s fiscal year ends each March 31, and the fiscal years ended March 31, 2004 and March 31, 2003 are referred to as “fiscal 2004” and “fiscal 2003,” respectively. Certain prior period amounts have been reclassified to conform with the current year financial statement presentation.

Revenue Recognition

The Company recognizes retail (including e-commerce sales) and wholesale/distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net wholesale/distribution revenues are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Retail revenues and related cost of sales are recognized at the time of sale.

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

RESULTS OF OPERATIONS

Fiscal 2004 Compared to Fiscal 2003

Revenues. Total revenues increased 22.5% from $17.8 million in fiscal 2003 to $21.8 million in fiscal 2004, due primarily to the expansion of the company-owned retail store business model ($2.4 million of increase) and the October 2003 acquisition of Fansedge ($3.5 million increase), offset partially by a decrease in revenues generated by two of our operating divisions (The Greene Organization and Farley Art had a combined decrease of $1.1 million) and the elimination of a product line ($379,000 in revenue in fiscal 2003).

Manufacturing/distribution net revenues (after elimination of intersegment sales) decreased by 10.6% from $14.1 million in fiscal 2003 to $12.6 million in fiscal 2004, due primarily to a discontinued product line (bobbleheads) which generated $379,000 in revenue in fiscal 2003, a reduction in sales generated by our Farley Art division ($340,000 decrease) and the absence of significant one-time sales in fiscal 2004 at the same rate experienced in fiscal 2003. A single, significant marketing event in fiscal 2003 generated approximately $200,000 in merchandise revenue for our athlete marketing division. No single sale in fiscal 2004 was in excess of $30,000 for this division. Our athlete marketing division had a decrease in merchandise sales of approximately $430,000 in fiscal 2004 when compared to fiscal 2003 due primarily to the reduction in frequency of certain large individual sales associated with significant marketing appearances and/or events.

Retail sales increased significantly in fiscal 2004 primarily due to the addition of new company-owned retail stores during fiscal 2004, the full year effect of stores opened during fiscal 2003 and the October 2003 acquisition of Fansedge. Retail sales in fiscal 2004 were $7.5 million versus $1.6 million in fiscal 2003. We operated 13 and five retail stores as of March 31, 2004 and 2003, respectively, and opened two new stores subsequent to March 31, 2004.

We opened eight new company-owned retail stores during fiscal 2004. These stores generated approximately $1.6 million in revenue during fiscal 2004. Additionally, we opened three stores during fiscal 2003 which had incremental revenues of approximately $700,000 in fiscal 2004 due to the full year effect. The two stores which were open for both full year periods had an increase in sales of 13.7% in fiscal 2004 as compared with fiscal 2003 which resulted in incremental sales of approximately $142,000. We achieved the increase in same store sales as a result of our ability to continue to develop each of the store’s customer base as well as being able to constantly improve the product and pricing mix. We entered the company-owned retail store business in March 2002 and we are continually challenging all aspects of our retail operation, using the knowledge we have gained to utilize and implement the best retailing methods possible to maximize sales and profitability. The Company’s intention is to continue to open company-owned retail stores.

We completed our acquisition of Fansedge in October 2003 which allowed us to capitalize on the important holiday season and to begin realizing retail sales through the web. The internet division within our Retail segment, which began operations in October 2003 concurrent with the Fansedge acquisition, had revenues of $3.5 million in fiscal 2004 (six months). During the same period of time in the prior fiscal year (October 2002 through March 2003) when Fansedge was separately owned, the website generated about $1.9 million in revenue. The reason for the increase relates to the synergies employed by Dreams after the acquisition, increased awareness of the website and its brand with internet shoppers due to marketing and promotional efforts and increased product offerings. Additionally, Fansedge entered into an agreement with Amazon.com in July 2003 to sell Fansedge products on Amazon’s website which generated significant incremental revenues (approximately $704,000) in the six months ending March 31, 2004 over the same period in the prior (when Fansedge was separately owned).

Management fee revenue decreased 34.7% from $942,000 in fiscal 2003 to $615,000 in fiscal 2004. Management fees are generated through athlete representation and marketing fees the Company charges its customers, and are reported net of the related cost of sales. During fiscal 2003 the Company organized two significant revenue generating events with casino properties which generated approximated $249,000 in net management fee revenues. The number of events/transactions organized by the Company was comparable in both fiscal periods (84 transactions in fiscal 2004 versus 81 transactions last year); however, the average net revenue generated per transaction decreased by 37.1% due to the absence of significant “one-time” events at the same frequency in the prior year.

Net franchise operations revenue decreased slightly due primarily to a reduction in franchise royalties associated with five store closings during fiscal 2004, the loss of franchise royalties relating to one conversion of a previously franchised store into a company-owned store and only one new franchise store opening during fiscal 2004. The 20 franchise stores that were open for both full year periods had a combined increase in revenues of 9.7% over fiscal 2003 which provided an incremental $76,000 in franchise royalties to the Company.

Cost and Expenses. Cost of sales for wholesale/distribution sales was $8.3 million in fiscal 2004 versus $8.9 million in fiscal 2003. As a percentage of wholesale/distribution revenues, cost of sales for wholesale/distribution sales was 65.7% in fiscal 2004 versus 62.6% in fiscal 2003. The reason for the increase is mostly due to a slight shift in the sales mix. The historical cost of sales percentage of wholesale/distribution sales has been in the mid-60’s range.

Cost of sales for retail sales was $3.6 million in fiscal 2004 versus $587,000 in fiscal 2003. As a percentage of total revenues, cost of sales for retail sales was 48.2% in fiscal 2004 versus 36.1% in fiscal 2003. The reason for the increase relates to certain, non-recurring one time costs occurring in fiscal 2003. The gross margin realized in our internet division within the retail segment is approximately 40% (60% cost of sales), while the historical cost of sales percentage in our company-owned retail stores is in the mid-40’s range. We anticipate that the cost of sales percentage for retail sales in future periods to be in the mid-to-high 40’s range.

Operating expenses increased 37.8% from $7.4 million in fiscal 2003 (41.4% of total revenue) to $10.2 million in fiscal 2004 (46.8% of total revenue). The increase principally relates to incremental expenses associated with the development of our company-owned retail store model ($1.5 million increase) and the October 2003 acquisition of Fansedge ($1.1 million). We believe the majority of our operating expenses are fixed in nature. Over the past two fiscal years we have built our infrastructure in anticipation of expected future growth. We believe we have the necessary staffing levels and facilities to support such growth and don’t anticipate having to increase any fixed operating expense items. As a percentage of revenues, we expect that the percentage will decrease to the low-to-mid 40’s range in future periods.

Depreciation and amortization. Depreciation and amortization increased from $153,000 in fiscal 2003 to $239,000 in fiscal 2004 due mostly to depreciation costs associated with assets relating to our company-owned retail stores (two stores as of March 31, 2002, five stores as of March 31, 2003 and 13 stores as of March 31, 2004). As the Company continues to open new company-owned retail stores, we expect depreciation expense to increase.

Interest expense. Net interest expense increased slightly from $159,000 in fiscal 2003 to $191,000 in fiscal 2004 due to interest associated with increased borrowings against our line of credit facility in fiscal 2004. The interest rate was comparable in both periods (3.7% as of March 31, 2003 and 3.5% as of March 31, 2004).

Provision for income taxes. The Company recognized an income tax benefit of $261,000 during fiscal 2004 due to a pre-tax loss as opposed to income tax expense in fiscal 2003 of $272,000 associated with a pre-tax profit. The effective tax rate for both periods was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of March 31, 2004 reflects working capital of $4.8 million versus working capital of $6.3 million a year earlier.

At March 31, 2004, the Company’s cash and cash equivalents were $319,000, compared to $146,000 at March 31, 2003. Net accounts receivable at March 31, 2004 were $1.4 million compared to $1.3 million at March 31, 2003.

The amount outstanding on our line of credit was increased by $2.2 million during fiscal 2004. The outstanding borrowings against our line of credit were $4.3 million at March 31, 2004 and the amount available under the line of credit was approximately $1.2 million. The line of credit is collateralized by the Company’s accounts receivable and inventories. Our maximum availability under the line of credit is $5.5 million.

The line of credit provides that it is to be used for working capital purposes. During fiscal 2004 we used the line of credit for several non-traditional expenditures which was the primary reason that our borrowings against the line of credit increased over the prior year. During fiscal 2004, we used the line of credit to 1) finance the opening of eight new company-owned stores (includes the build-out of the retail store space and purchase opening inventory not already owned), 2) move our primary warehouse and manufacturing facility (we moved from a facility that had approximately 23,000 square feet to a new space with 50,000 square feet), including the build out and purchase of new fixed assets associated with the move, 3) convert and implement new system-wide accounting software and associated hardware and 4) acquire Fansedge.

In fiscal 2004 (November 2003), through the process of our annual renewal of the line of credit facility, our lender added two new covenants in addition to those that were previously in place: 1) without the prior written consent, we are prohibited from directly or indirectly acquiring the assets or stock of any other entity, and 2) we are prohibited from opening more than two new company-owned retail stores for a year’s period without receiving prior written consent from the lender. Additionally, during fiscal 2004 (March 2004) the lender increased our maximum borrowing capacity through the line of credit facility from $4.5 million to $5.5 million.

In addition to the covenants discussed above, the Company is required to comply with certain annual financial covenants. As of March 31, 2004, the Company did not meet the requirements for two of the covenants and the bank has waived such noncompliance. The line of credit renews annually and matures next in November 2004 and the Company believes it will be able to renew its line of credit.

In November 2003 we entered into a four-year reducing revolver loan agreement for $1.0 million with the lending institution with which the Company maintains its line of credit. Prior to November 2003, we had two outstanding debt instruments (exclusive of the line of credit) with the lender which had a total outstanding amount due between the two facilities of approximately $745,000. The lender transferred the two existing debt instruments ($745,000) into the new $1.0 million agreement and reduced our line of credit by the difference of $255,000. The interest rate, which is the same as our line of credit, is a floating rate based on adding a fixed interest charge of 2.40% to the thirty day “Dealer Commercial Paper Rate” (3.5% at March 31, 2004). The revolver loan agreement specifies monthly principal and interest payments. The Company is required to comply with the same annual financial ratios with respect to the revolver loan agreement as are required of the line of credit. As of March 31, 2004, the Company did not meet the requirements for two of the covenants and the bank has waived such noncompliance.

At March 31, 2004 we had commitments to certain athletes under contracts for autographs to be provided in the future and the rights to produce certain products. The total of those commitments as of March 31, 2004 was $4.7 million and will be paid over the next two fiscal years. All autographs received under those commitments are brought into the Company as inventory items and resold throughout our distribution channels.

At March 31, 2004 we had operating lease commitments for our company-owned retail stores, our corporate office and three warehouse locations. The total of those commitments as of March 31, 2004 was $6.9 million and will be paid over the next ten fiscal years ($3.6 million will be paid over the next three fiscal years).

By virtue of our expansion and investment in the company-owned store model, and the October 2003 acquisition of Fansedge, which has established our internet retail division, we have become more cyclical and reliant on the calendar fourth quarter (our fiscal 3rd quarter) relating to revenues and profits. We anticipate generating significant revenue and profits during this quarter in relation to the balance of the year. The excess cash flow generated during the holiday season will be used to make payments on our line of credit. On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $750,000. $100,000 was paid at closing and the remaining $650,000 shall be paid over a three year period, ending in March 2007. The payments are not pursuant to a note payable, not secured or subject to interest.

Based on the Company’s current liquidity, we are seeking additional capital from other sources. However, we cannot assure that we will be able to obtain additional financing or that the terms will be acceptable to us. Based upon the current level of operations and anticipated margin improvements and revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under its credit facility and other facilities, will be adequate to meet our future liquidity needs for at least the next several years. However, business may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on the Company.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Item 7. Financial Statements.

DREAMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dreams, Inc.

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and subsidiaries (the “Company”) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP

Fort Lauderdale, Florida

June 4, 2004

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	March 31, 2004	March 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$319	$146
Accounts receivable, net	1,388	1,283
Inventories	9,168	8,149
Prepaid expenses and deposits	734	187
Deferred tax asset	401	258

Total current assets	12,010	10,023

Property and equipment, net	1,373	814
Goodwill, net	1,932	1,932
Other intangible assets, net	2,586	1,940
Deferred tax asset	653	512

	$18,554	$15,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,485	$775
Accrued liabilities	1,018	470
Short-term notes payable	108	—
Current portion of long-term debt	362	305
Borrowings against line of credit	4,287	2,051
Deferred credits	47	110

Total current liabilities	$7,307	$3,711

Long-term debt, less current portion	876	637

Commitments and contingencies	—	—

Stockholders’ equity :
Common stock, no par value; authorized 100,000,000 shares; issued 56,363,195 and 56,961,435 shares, respectively	22,682	22,860
Accumulated deficit	(12,311)	(11,817)

	10,371	11,043
Less: deferred compensation	—	(170)

Total stockholders’ equity	10,371	10,873

	$18,554	$15,221

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended March 31, 2004 and 2003

(Dollars in Thousands, except share and earnings per share amounts)

	Fiscal 2004	Fiscal 2003
Revenues:
Wholesale/Distribution	$12,648	$14,147
Retail	7,489	1,628
Management fees, net	615	942
Franchise fees and royalties	1,018	1,108

Total revenues	21,770	17,825

Expenses:
Cost of sales – wholesale/distribution	8,305	8,862
Cost of sales – retail	3,613	587
Operating expenses	10,199	7,384
Depreciation and amortization	239	153

Total expenses	22,356	16,986

Income (loss) from operations before interest and income taxes	(586)	839

Interest, net	191	159

Income (loss) from operations before income taxes	(777)	680

Income tax expense (benefit)	(283)	272

Net income (loss)	$(494)	$408

Earnings (loss) per share - basic and diluted:	$(0.01)	$0.01

Weighted average shares outstanding	56,677,584	57,550,046

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended March 31, 2003 and 2004

(Dollars in Thousands, except share amounts)

	Shares Outstanding	Common Stock	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity
Balance at March 31, 2002	57,852,835	$23,033	$(12,225)	$(195)	$10,613

Redemption of common stock (as settlement of advances to related party)	(891,400)	(173)	—	—	(173)
Deferred compensation expense	—	—	—	25	25
Net income	—	—	408	—	408

Balance at March 31, 2003	56,961,435	22,860	(11,817)	(170)	10,873

Redemption of common stock (as settlement of advances to related party)	(98,240)	(19)	—	—	(19)
Cancellation of shares upon settlement (Note 11)	(500,000)	(170)	—	170	—
Noncash compensation	—	11	—	—	11
Net loss	—	—	(494)	—	(494)

Balance of March 31, 2004	56,363,195	$22,682	$(12,311)	$—	$10,371

The accompanying notes are an integral part of this consolidated financial statement.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2004 and 2003

(Dollars in Thousands)

	Fiscal 2004	Fiscal 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(494)	$408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Property and equipment	214	128
Non-compete agreement	25	25
Noncash compensation	11	—
Deferred compensation	—	25
Deferred tax expense (benefit)	(283)	264
Change in assets and liabilities, net of acquisition:
Accounts receivable	(124)	979
Inventories	(753)	(1,190)
Prepaid expenses and deposits	(546)	(101)
Accounts payable	354	195
Accrued liabilities	(8)	(190)
Deferred credits	(63)	(384)

Net cash provided by (used in) operating activities	(1,667)	159

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	50	—
Purchase of property and equipment	(739)	(396)

Net cash used in investing activities	(689)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit balance	2,236	645
Repayments on notes payable	(351)	(487)
Proceeds from notes payable	644	—

Net cash provided by financing activities	2,529	158

Net (decrease) increase in cash and cash equivalents	173	(79)

Cash and cash equivalents at beginning of period	146	225

Cash and cash equivalents at end of period	$319	$146

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) is principally engaged in the manufacture, distribution and sale of sports memorabilia products and acrylic cases. The Company is also in the business of selling Field of Dreams® retail store franchises and operates retail stores and websites selling memorabilia and related products, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The fiscal years ended March 31, 2004 and March 31, 2003 are herein referred to as “fiscal 2004” and “fiscal 2003”, respectively.

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

Revenue Recognition

The Company recognizes retail (including e-commerce sales) and wholesale/distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net wholesale/distribution revenues are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Retail revenues and related cost of sales are recognized at the time of sale.

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

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. These expenses were $780 and $301 in fiscal 2004 and 2003, respectively.

Inventories

Inventories, consisting primarily of sports memorabilia products, prepaid autographs and acrylic cases, are valued at the lower of cost or market. Cost is determined using the first-in, first-out and specific identification methods. Prepaid autographs represent amounts paid for the rights to certain autographs to be received in the next twelve months.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and on March 31, 2004 and 2003 performed transitional fair valued based impairment tests on its goodwill and other intangible assets and no impairment was noted.

Other intangible assets represent the Company-owned Mounted Memories and Fansedge trademarks and a non-compete agreement. As of March 31, 2004 and 2003, the unamortized book value of the trademarks were $2.4 million and $1.8 million, respectively. As of March 31, 2004 and 2003, the unamortized book value of the non-compete agreement was $125 and $150, respectively.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Commencing April 1, 2001, the Company no longer records amortization on goodwill and the trademarks. The non-compete agreements are being amortized using the straight-line method over the terms of the agreements.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such asset and eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2004 and 2003, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average of common shares outstanding including the dilutive effect of common stock equivalents.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Common stock equivalents have been excluded from the diluted per share calculation in fiscal 2004, as the Company incurred a net loss in that year and their inclusion would have been anti-dilutive. Potential common stock equivalents at March 31, 2004 were stock options to purchase 4,200,250 shares of common stock with exercise prices ranging from $0.15 to $0.35 per share.

Potential common stock equivalents at March 31, 2003 were stock options to purchase 3,254,750 shares of common stock with exercise prices ranging from $0.25 to $0.75 per share. These common stock equivalents have been excluded from the diluted per share calculations in fiscal 2003 because the options’ exercise prices were greater than the average market price of the Company’s common stock during the period and thus their inclusion would be anti-dilutive.

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

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123:

	Fiscal 2004	Fiscal 2003
Net earnings (loss):
As reported	$(494)	$408
Pro forma	$(644)	$408

Basic earnings (loss) per share:
As reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.01

Diluted earnings (loss) per share:
As reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.01

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

There was no stock-based employee compensation expense included in net earnings (loss) in fiscal 2004 or 2003. The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and Dreams, Inc. may continue to grant options to employees.

In accordance with the requirements of SFAS 123, the fair value of each employee option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, no dividend yield; expected volatility of 130%, risk-free interest rates of 2% and expected holding periods of three years. There were no stock options issued to employees in fiscal 2003.

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on the Company.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

2.	Acquisition of Business

During October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web, in order to further support our e-commerce initiative. The Company did not issue any consideration for this purchase other than the assumptions of the Fansedge liabilities. However, the prior shareholders of Fansedge are entitled to additional consideration based on 25% of the earnings before interest and taxes (“EBIT”) of Fansedge for four years after the date of the acquisition. The amount of additional consideration is based on a formula defined in the purchase agreement and is not limited to a certain amount. The Company shall have the right to terminate the consideration

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

2.	Acquisition of Business (Continued)

to be received by the Fansedge shareholders in certain circumstances based upon the financial performance of Fansedge and Dreams’ cost of investment. In the event Dreams exercises its termination rights, the former Fansedge shareholders shall have the right to repurchase certain agreed upon assets of Fansedge based upon certain Dreams’ acquisition and other related costs. Any additional consideration incurred by the Company will be reflected as additional cost basis of the acquired intangible assets in the period in which the additional consideration is earned. As of March 31, 2004, the Company accrued additional purchase consideration of $75.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and, accordingly, the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained. The results of operations of FansEdge were included in the accompanying consolidated statement of operations since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets, net	$317
Property, plant and equipment, net	31
Intangible assets	595

Total assets acquired	943

Total liabilities assumed	(943)

Net assets acquired	$—

Of the $595 of acquired intangible assets, $560 was assigned to indefinite lived intellectual property, $30 was assigned to internally developed software, and $6 was assigned to customer lists. The internally developed software has been assigned a useful life of five years and the customer lists have been assigned useful lives of three years.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for fiscal 2004 and fiscal 2003, as if the business combination had occurred at the beginning of each period.

	Fiscal 2004 (unaudited)	Fiscal 2003 (unaudited)
Net revenue	$22,890	$20,232
Net income (loss)	(469)	434
Earnings (loss) per share – basic and diluted	$(0.01)	$0.01

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

2.	Acquisition of Business (Continued)

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

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

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of March 31, 2004 and 2003, the allowance for doubtful accounts was $78 and $54, respectively.

4.	Inventories

The components of inventories are as follows:

	March 31, 2004	March 31, 2003
Raw materials	$213	$345
Work in process	23	25
Finished goods, net	8,932	7,779

	$9,168	$8,149

As of March 31, 2004 and 2003, the reserve for slow moving inventory was $491 and $265, respectively.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

5.	Property and Equipment

The components of property and equipment as of March 31 are as follows:

	2004	2003
Leasehold improvements	$486	$30
Machinery and equipment	174	99
Office and other equipment and fixtures	1,405	1,163
Transportation equipment	47	47

	2,112	1,339
Less accumulated depreciation and amortization	(739)	(525)

	$1,373	$814

6.	Intangible Assets

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during fiscal 2004 and fiscal 2003 performed transitional fair valued based impairment tests on its goodwill and other intangible assets and no impairment was noted.

As of March 31, 2004 and 2003, the Company has total consolidated goodwill, net of accumulated amortization, of $1.9 million, all of which is allocated to the Manufacturing/Distribution segment.

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The Company’s intangible assets subject to amortization represent primarily a seven year non-compete agreement.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

6.	Intangible Assets (Continued)

As of March 31, 2004 and 2003, intangible assets not subject to amortization consists of the following:

	March 31, 2004		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$2,015	$83	$2,015	$83
Trademark	2,635	210	2,000	210

	$4,650	$293	$4,015	$293

7.	Line of Credit

The Company has a formula-based revolving line of credit which allows the Company to borrow up to $5.5 million for working capital purposes based on eligible accounts receivable and inventories. The balance outstanding as of March 31, 2004 was approximately $4.3 million and the amount available under the line of credit was approximately $1.2 million. The line of credit carries a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper” rate (3.5% at March 31, 2004). The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit matures in November 2004. The Company is required to comply with certain loan covenants. As of March 31, 2004, the Company did not meet the requirements of two of the covenants and the bank has waived such noncompliance as of March 31, 2004.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31:

	2004	2003
Payroll costs (including bonuses and commissions)	$294	$157
Royalties	229	125
Other	495	188

	$1,018	$470

9.	Short-Term Notes Payable

The Company had three unsecured short-term notes payable as of March 31, 2004 totaling $108. The notes relate to the October 2003 acquisition of Fansedge. The notes bear interest at 7% per year and are due October 2004.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

10.	Long-Term Debt

Long-term debt consists of the following at March 31:

	2004	2003
Note payable to a lending institution at a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper Rate” (3.5% at March 31, 2004), plus monthly principal payments through November 2007. The note is collateralized by the Company’s accounts receivables and inventories. The Company is required to comply with certain loan covenants. As of March 31, 2004, the Company did not meet the requirements of two of the covenants and the bank has waived such noncompliance as of March 31, 2004.	$960	$608

Note payable to an individual at 12% annual interest, with monthly principal and interest payments of $8 through November 2007. The note is unsecured and guaranteed by the Company’s Chairman.	278	334

	1,238	942
Less current portion	(362)	(305)

	$876	$637

Future maturities of long-term debt are summarized as follows:

Fiscal Year
2005	$362
2006	370
2007	379
2008	127

$1,238

11.	Stockholders’ Equity

Common Stock

In fiscal 2003, the Company filed an action in the Circuit Court of Broward County, Florida, against an athlete in connection with a certain exclusive services agreement between the athlete and the Company, whereby the athlete would provide his autograph on sports memorabilia and licensed products for a period of three years. The Company and the athlete agreed on a settlement, which was finalized in August 2003. Under the terms of the settlement, the athlete agreed to sign 2,500 licensed products and reimburse the Company $285 for legal fees. The $285 payment was received by the Company during fiscal 2004 and was posted as a credit in operating expenses in the consolidated statements of operations. In November 2003, the athlete returned to the Company 500,000 shares of common stock issued to the athlete by the Company which was immediately retired. In addition, as a result of the settlement and the termination of the exclusive services agreement, the Company wrote off the deferred compensation balance of $170 against stockholders’ equity during fiscal 2004.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity (Continued)

During fiscal 2003, the Company’s Chairman, caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, the Company’s Chairman received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from the Company’s Chairman was retired.

During fiscal 2004, the Company’s Chairman caused to have tendered an aggregate of 98,240 shares of the Company’s common stock to the Company to repay $19 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company from the Company’s Chairman was retired.

Stock Options

The following table summarizes information about the stock options outstanding at March 31, 2004:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at March 31, 2002	3,275,250	$.33
Granted	—	—
Exercised	—	—
Expired/Canceled	(20,500)	$.25

Outstanding at March 31, 2003	3,254,750	$.33
Granted	2,200,000	.17
Exercised	—	—
Expired/Canceled	(1,254,500)	$.44

Outstanding at March 31, 2004	4,200,250	$.21

Options exercisable as of March 31, 2004 and 2003 were 3,000,250 and 3,254,750, respectively.

The weighted-average fair value of options granted during fiscal 2004 was $.13 per share. There were no options granted in fiscal 2003.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity (Continued)

The following table summarizes information about all of the stock options outstanding at March 31, 2004:

	Outstanding options			Exercisable options
Range of Exercise prices	Shares	Weighted Average remaining contractual life (years)	Weighted avg. exercise price	Shares	Weighted avg. exercise price
$ .15 - .35	4,200,250	2.26	$.21	3,000,250	$.24

In January 2004, the Company issued stock options to a consultant to purchase up to 1.2 million shares of the Company’s common stock at an exercise price of $0.15 per share. The options vest over three years and expire in June 2007. As a result of this transaction, the Company recorded compensation expense of $11 and the offsetting credit was recorded as common stock. In June 2004, the Company hired the consultant as an employee.

12.	Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal 2004	Fiscal 2003
Current:
Federal tax expense	$—	$—
State tax expense	—	41
Deferred:
Federal tax expense (benefit)	(253)	199
State tax expense (benefit)	(30)	32

	$(283)	$272

The components of the deferred tax asset at March 31, 2004 and 2003 are as follows:

Deferred Tax Asset - Current

	2004	2003
Allowance for doubtful accounts	$31	$21
Inventory obsolescence reserve	192	98
Deferred revenue	6	18
Inventory capitalization adjustment	94	75
Accrued expenses	78	46

Total current assets	401	258

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

12.	Income Taxes (Continued)

Deferred Tax Asset - Long Term

	2004	2003
Depreciation and amortization	$(356)	$(224)
Net operating loss carryforward	964	736
Charitable contributions carryover	31	—
Alternative minimum tax credit	14	—

Total noncurrent assets	653	512

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2004 and 2003, there was no valuation allowance, as the Company believes that its estimated taxable income in future fiscal years will more than exceed the net operating loss carryforward. The estimated future taxable income is based on the Company’s plan to open additional retail stores which traditionally result in higher gross margin percentages than the Company’s wholesale business. Should the Company’s plan to open more retail stores not materialize or should the new retail stores not be profitable, the Company may be required to record a valuation allowance. This recording of this valuation allowance could have a significant impact on the Company’s financial results.

A reconciliation of the Company’s effective tax rate compared to the statutory federal tax rate for the years ended March 31, 2004 and 2003 is as follows:

	2004	2003
Federal income taxes at statutory rate	(34)%	34%
State taxes, net of federal benefit	(5)	6
Other	3	—

	(36)%	40%

At March 31, 2004, the Company had available net operating loss carryforwards of approximately $2.8 million which expire as follows:

2010	$800
2012	1,010
2018	390
2024	636

$2,836

13.	Commitments and Contingencies

Operating Leases

As of March 31, 2004, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next 10 years and some contain provisions for certain annual rental escalations. Rent expense charged to operations for fiscal 2004 and 2003 was $1,351 and $691, respectively. Certain of the Company’s leases require the Company to pay percentage rent based on the revenues of the company-owned stores. There was no such percentage rent paid in fiscal 2004 and 2003.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

13.	Commitments and Contingencies (Continued)

The future aggregate minimum annual lease payments under the Company’s noncancellable operating leases are as follows:

Fiscal
2005	$1,402
2006	1,210
2007	1,059
2008	882
2009	784
Thereafter	1,605

Total minimum lease commitments	$6,942

Future Contractual Payments to Athletes

As of March 31, 2004, the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re-sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Fiscal
2005	$3,061
2006	1,616

Total minimum athlete commitments	$4,677

Litigation

The Company is a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management has brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. The Company is vigorously defending such claim. We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity and accordingly, no accrual has been recorded as of March 31, 2004.

The Company is also subject to other legal proceedings that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur, which could have a material impact on the Company’s operations.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

13.	Commitments and Contingencies (Continued)

Employment Agreements

The Company has entered into employment agreements with several of its key employees. The agreements provide for certain annual salaries and bonuses over the term of the agreements.

14.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements.

During fiscal 2004, M&S and FOD Las Vegas, LLC paid the Company $73 and $272, respectively in franchise royalties. Additionally, during fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $202 and $223, respectively. During fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $75 and $247 in franchise royalties, respectively. Additionally, during fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $162 and $105, respectively.

During fiscal 2004 and 2003, the Company paid Dan Marino, a director of the Company, $291 and $308, respectively, for his autograph on inventory items and appearance fees. The Company has a three year agreement with Mr. Marino, which expires March 31, 2006. Under the terms of the agreement, Mr. Marino will earn a minimum of $1.5 million over the three year period. Mr. Marino will provide autographs and make personal appearances under the contract terms. Such payments were based on arms-length negotiations between the parties.

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

During fiscal 2004, Mr. Battistone caused to have tendered an aggregate of 98,240 shares of the Company’s common stock to the Company to repay $19 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company from Mr. Battistone was retired.

During fiscal 2003, Mr. Battistone caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from Mr. Battistone was retired.

15.	Franchise Information

The Company licenses the right to use the proprietary name Field of Dreams® from Universal Studios Licensing, Inc. (“USL”), formerly known as Universal Merchandising, Inc. Pursuant to the license agreement, the Company pays USL one percent of each company-owned and franchise unit’s gross sales, with a minimum annual royalty of $3 per store. The Company pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit’s gross sales. This $5 fee is not an advance against royalties. At March 31, 2004, the Company had 22 units owned by franchisees and had 13 company-owned units.

The Company is required to indemnify USL for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions by the Company. The Company is required to maintain insurance coverage of $3.0 million per single incident. The coverage is current as of March 31, 2004 and names USL as the insured party.

The license agreement expires December 2005. The agreement may be renewed for additional five-year terms, provided that the Company is in compliance with all aspects of the agreement. If the Company fails to comply with the license requirements of the agreement, either during the initial term or during an option term, the agreement may be terminated by USL. Termination of the license agreement would eliminate the Company’s right to use the Field of Dreams® service mark. Such determination could have an adverse effect on the Company’s franchise and retail operations.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

15.	Franchise Information (Continued)

The Company franchise activity is summarized as follows for the years ended March 31:

	2004	2003
In operation at year end	22	27
Opened during the year	1	1
Closed during the year	5	4
Acquired by franchisor during the year	1	3

16.	Business Segment Information

The Company has three reportable segments as identified by information reviewed by the Company’s chief operating decision maker: the Manufacturing/Distribution segment, the Retail segment and the Franchise Operations segment.

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

The Retail segment represents the Company-owned Field of Dreams® retail stores and Fansedge.com. As of March 31, 2004, the Company owned and operated 13 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in fiscal 2004 and 2003 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

16.	Business Segment Information (Continued)

Segment information for the fiscal years ended March 31, 2004 and 2003 was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
March 31, 2004
Net sales	$14,019	$7,489	$1,203	$22,711
Intersegment net sales	1,422	—	131	1,553
Operating earnings	142	321	257	720
Total assets	9,974	2,957	148	13,079

March 31, 2003
Net sales	$14,643	$1,628	$1,163	$17,434
Intersegment net sales	473	—	41	514
Operating earnings	1,396	206	278	1,880
Total assets	9,407	903	89	10,399

Reconciliation to consolidated amounts is as follows:

	FY2004	FY2003
Revenues:
Total revenues for reportable segments	$22,711	$17,434
Other revenues	612	905
Eliminations of intersegment revenues	(1,553)	(514)

Total consolidated revenues	$21,770	$17,825

Pre-tax earnings (loss):
Total earnings (loss) for reportable segments	$720	$1,880
Other loss (primarily parent company expenses)	(1,306)	(1,041)
Interest expense	(191)	(159)

Total consolidated income (loss) before taxes	$(777)	$680

17.	Supplemental Cash Flow Information

Interest and Taxes Paid

Cash paid for interest during fiscal 2004 and 2003 was $197 and $162, respectively. The Company paid $45 during fiscal 2004 and $71 during fiscal 2003 for income taxes.

During fiscal 2003, the Company’s Chairman, caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, the Company’s Chairman received the rights to a prepaid asset valued at $61. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from the Company’s Chairman was retired.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

17.	Supplemental Cash Flow Information (Continued)

During fiscal 2004, the Company’s Chairman caused to have tendered an aggregate of 98,240 shares of the Company’s common stock to the Company to repay $19 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the company. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company from the Company’s Chairman was retired.

During October 2003, the Company purchased 100% of the website and outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web, in order to further support our e-commerce initiative. The Company did not issue any consideration for this purchase other than the assumptions of the Fansedge liabilities. Any additional consideration incurred by the Company will be reflected as additional cost basis of the acquired intangible assets in the period in which the additional consideration is earned. As of March 31, 2004, the Company accrued additional purchase consideration of $75. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets, net	$317
Property, plant and equipment, net	31
Intangible assets	595

Total assets acquired	943

Total liabilities assumed	(943)

Net assets acquired	$—

In fiscal 2003, the Company filed an action in the Circuit Court of Broward County, Florida, against an athlete in connection with a certain exclusive services agreement between the athlete and the Company, whereby the athlete would provide his autograph on sports memorabilia and licensed products for a period of three years. The Company and the athlete agreed on a settlement, which was finalized in August 2003. Under the terms of the settlement, the athlete agreed to sign 2,500 licensed products and reimburse the Company $285. The $285 payment was received by the Company fiscal 2004 and was posted as a credit in operating expenses in the consolidated statements of operations. In November 2003 the athlete returned to the Company 500,000 shares of common stock issued to the athlete by the Company which was immediately retired. In addition, as a result of the settlement the Company wrote off the deferred compensation balance of $170 against stockholders’ equity during fiscal 2004.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

18.	Subsequent Event

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $750. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The payments are not pursuant to a note payable, not secured or subject to interest. Due to the recent nature of this acquisition, it was not practicable to provide further disclosure under SFAS 141.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, which includes our CEO and CFO, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13A-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended.

Change in Internal Controls. There have been no significant changes made in the internal controls and there were no other factors that could significantly effect our internal controls during the fiscal year covered by this report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director of the Company Since	Position Held With the Company
Sam D. Battistone	64	1983	Chairman/Director

Ross Tannenbaum	42	1998	President/CEO/Director

David M. Greene	42	-	Senior Vice President

Mark Viner	37	-	Secretary/Treasurer/ Chief Financial Officer

Dan Marino	42	2000	Director

Dale Larsson	59	1999	Director

Victor Shaffer	44	-	Executive Vice President

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

Victor Shaffer. Mr. Shaffer was appointed Executive Vice President of the Company effective June 2004. Prior to the hiring of Mr. Shaffer, he served as a part-time consultant since August 2003 in support of the Company’s NASCAR initiative. Mr. Shaffer has over 20 years of executive experience in advertising and marketing. From 1992 to 1998 he served as president and chief executive officer of Press Pass, a trading card and collectibles company. From 1998 to 2000 he served as an executive vice president of Racing Champions.

During fiscal year 2004, the Board of Directors acted by unanimous consent on two occasions and had no meetings.

Code of Ethics.

We have adopted a code of ethics for its officers and directors. The Code of Ethics was approved by our Board of Directors in June 2004. Our Code of Ethics is included as an exhibit to this Annual Report on Form 10-KSB, and we intend to post it on our website, which is located at www.dreamscorp.com. We will also disclose any amendments or waivers to our Code of Ethics on our website.

Committees of the Board of Directors. The Board of Directors does not have an Audit Committee. To date the Board of Directors has acted as our Audit Committee. The Board of Directors has determined that Dale Larson, is an “audit committee financial expert” and “independent” as defined in 401(h) of Regulation SB. The Board’s affirmative determination was based upon, among other things, his prior business and educational experience.

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the fiscal year ended March 31, 2004 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2004, except as set forth below, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2004. Mr. Greene and Mr. Viner failed to file a Form 4 on 1 occasion during the fiscal year ended March 31, 2004. Mr. Greene and Mr. Viner intend to make such filings.

Item 10. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended March 31, 2002, 2003 and 2004 of those persons who were, at March 31, 2004, the Chief Executive Officer of the Company and executive officers of the Company whose compensation exceeded $100,000.

Summary Compensation Table

	Annual Compensation				Other Annual Compensation(1)	Long-Term Compensation Securities Underlying Options/SARs
Name and principal Position	Fiscal Year	Salary		Bonus
Ross Tannenbaum, CEO and Director	2002 2003 2004	$250,000 275,000 288,750		$5,000 — —	$9,600 9,600 9,600	— — —

Mark Viner, Chief Financial Officer, Secretary & Treasurer	2002 2003 2004	124,583 147,667 151,000		5,000 — —	7,500 7,500 7,500	— — —

David Greene, Senior Vice President	2002 2003 2004	75,000 100,000 100,000	(2)	1,500 — —	— 7,200 7,200	— — —

(1)	Other annual compensation represents automobile allowances.
(2)	Mr. Greene commenced employment with the Company in June 2001.

Aggregated Option/SAR Exercises In Fiscal Year and FY-End

Option/SAR Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End ($)(1) Exercisable/ Unexercisable
Ross Tannenbaum	—	—	—	—
Mark Viner	—	—	500,000/-	$75,000/-
David M. Greene	—	—	500,000/-	$75,000/-

At March 31, 2004, the closing bid price of the Company’s common stock was $0.35, and on June 4, 2003, was $0.35.

(1)	Based on the closing bid price of the Company’s common stock of $0.35 on March 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholders.

The following table sets forth as of May 31, 2004, the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and warrants to purchase shares and options exercisable within 60 days.

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percent Of Class
Sam D. Battistone	10,757,404	(2)	19.1%

Ross Tannenbaum	12,500,000		22.2%

Owen Randall Rissman 1101 Skokie Road, Suite 255 North Brook, IL 60062	4,655,000		8.3%

Dale Larsson 3230 North University Ave. Provo, UT 84604	295,696		0.5%

Victor Shaffer	—	(7)	—

Mark Viner	500,000	(5)	0.9%

David M. Greene	503,000	(6)	0.9%

Dan Marino	1,500,000	(4)	2.6%

All Executive Officers and Directors as a group (7 persons)(3)	26,056,100		44.3%

(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, Plantation, Florida 33324.
(2)	Excludes 1,300,000 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	350,000
Dann Battistone	350,000
Brian Battistone	350,000
Mark Battistone	250,000

(3)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.
(4)	Includes 1,500,000 shares which are the subject of stock options.
(5)	Includes 500,000 shares which are the subject of stock options.
(6)	Includes 500,000 shares which are the subject of stock options.
(7)	Does not includes 1,200,000 shares which are the subject of stock options which vest over a three year period.

Item 12. Certain Relationships and Related Transactions.

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements.

During fiscal 2004, M&S and FOD Las Vegas, LLC paid the Company $73,000 and $272,000, respectively in franchise royalties. Additionally, during fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $202,000 and $223,000, respectively. During fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $75,000 and $247,000 in franchise royalties, respectively. Additionally, during fiscal 2003, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $162,000 and $105,000, respectively.

During fiscal 2004 and 2003, the Company paid Dan Marino, a director of the Company, $291,000 and $308,000, respectively, for his autograph on inventory items and appearance fees. The Company has a three year agreement with Mr. Marino, which expires March 31, 2006. Under the terms of the agreement, Mr. Marino will earn a minimum of $1.5 million over the three year period. Mr. Marino will provide autographs and make personal appearances under the contract terms. Such payments were based on arms-length negotiations between the parties.

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

During fiscal 2004, Mr. Battistone caused to have tendered an aggregate of 98,240 shares of the Company’s common stock to the Company to repay $19,000 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. This transaction was recorded at the fair market value of the shares at the date of the agreement. The common stock received by the Company from Mr. Battistone was retired.

During fiscal 2003, Mr. Battistone caused to be tendered an aggregate of 891,400 shares of the Company’s common stock to the Company to repay $112,000 of personal expenses (incurred in the ordinary course of business) paid on his behalf by the Company. As additional consideration for the tendered shares, Mr. Battistone received the rights to a prepaid asset valued at $61,000. These transactions were recorded at the fair market value of the common stock at the date of the agreements. The common stock received by the Company from Mr. Battistone was retired.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Exhibit
2.1	Articles of Incorporation(1)

2.2	Bylaws(1)

10.2	Merchandise License Agreement(1)

10.3	Standard Franchise Documents(1)

10.4	Line of Credit Agreement with Merrill Lynch Business Financial Services, Inc.(2)

10.6	Agreement and Plan of Merger effective as of August 15, 2001 by and among Dreams, Inc., Dreams/GOI Merger Sub, Inc., The Greene Organization, Inc. and Warren H. Greene as sole shareholder of The Greene Organization, Inc.(3)

10.7	Employment Agreement dated August 15, 2001 by and among Dreams, Inc. and Warren H. Greene(3)

10.8	Consulting Agreement dated April 1, 2002 with Dreamstar, Inc.(2)

14	Code of Ethics(4)

21	Subsidiaries of the Company(4)

31.1	Certification of CEO(4)

31.2	Certification of CFO(4)

32.1	Certification of CEO(4)

32.2	Certification of CFO(4)

(1)	Filed with the Company’s Form 10-KSB dated September 7, 1999 and incorporated by this reference.
(2)	Filed with the Company’s Form 10-KSB for the year ended March 31, 2002 and incorporated by this reference.
(3)	Filed with the Company’s Form 8-K dated August 28, 2001 and incorporated by this reference.
(4)	Filed herewith.

(b) Reports on Form 8-K. On February 17, 2004, the Company filed a report on Form 8-K indicating that it had filed a press release announcing its quarterly results.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Grant Thornton for fiscal years 2004 and 2003.

	Fiscal 2004	Fiscal 2003
Audit Fees	$74,000	$61,000
Audit-Related Fees	2,000	2,000
Tax Fees	24,000	14,000
All Other Fees	—	—

Total	$100,000	$77,000

Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of Dreams, Inc.’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include the consent for the Uniform Franchise Offering Circular and other accounting consulting.

Tax Fees - This category consists of professional services rendered by Grant Thornton LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
President, Chief Executive Officer

Dated:	June 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Mark Viner
Mark Viner, Chief Financial Officer,
Principal Accounting Officer

Dated:	June 29, 2004

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated:	June 29, 2004

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated:	June 29, 2004

By:	/s/ Dan Marino
Dan Marino, Director

Dated:	June 29, 2004