Form 10QSB
period 2004-06-30
DREAMS INC
filed 2004-08-16
CIK 810829

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004, there were 56,363,195 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet – Unaudited

As of June 30, 2004

(Dollars in Thousands, except share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$704
Accounts receivable, net	1,222
Inventories, net	9,520
Prepaid expenses and deposits	662
Deferred tax asset, net	401

Total current assets	12,509

Property and equipment, net	1,395

Deferred tax asset, net	924

Other intangible assets, net	3,271

Goodwill, net	1,932

Total assets	$20,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,762
Accrued liabilities	1,434
Short-term notes payable	106
Current portion of long-term debt	362
Borrowings against line of credit	5,451
Deferred credits	123

Total current liabilities	9,238

Long-term debt, less current portion	828

Commitments and contingencies	—

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; 56,363,195 shares issued and outstanding	22,682
Accumulated deficit	(12,717)

Total stockholders’ equity	9,965

Total liabilities and stockholders’ equity	$20,031

The accompanying notes are an integral part of this condensed consolidated financial statement.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	For the three months ended:
	June 30, 2004	June 30, 2003
Revenues	$5,122	$3,379

Expenses:
Cost of sales	2,795	1,773
Operating expenses	2,866	1,895
Depreciation and amortization	81	38

Total expenses	5,742	3,706

Loss before interest and taxes	(620)	(327)

Interest, net	57	41

Loss before provision for income taxes	(677)	(368)

Income tax benefit	(271)	(147)

Net loss	$(406)	$(221)

Loss per share:

Basic and diluted: Loss per share	$(0.01)	$0.00

Weighted average shares outstanding	56,363,195	56,953,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

	Three Months Ended June 30,
	2004	2003
Net cash used in operating activities	$(534)	$(1,401)

Cash flows from investing activities:
Issuance of promissory note	—	(100)
Cash paid for acquisition	(100)	—
Purchase of property and equipment	(97)	(89)

Net cash used in investing activities	(197)	(189)

Cash flows from financing activities:
Net change in line of credit	1,164	1,764
Repayments on notes payable and term loans	(48)	(86)

Net cash provided by financing activities	1,116	1,678

Net increase in cash and cash equivalents	385	88

Cash and cash equivalents at beginning of period	319	146

Cash and cash equivalents at end of period	$704	$234

Supplemental Disclosure of Cash Flow Information:

Cash paid during the three month period ended June 30:
Interest	$57	$41
Income taxes	—	—

	$57	$41

Non-cash investing and financing activities:

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and the remaining $583 will be paid over a three year period, ending in March 2007. The payments are not pursuant to a note payable, not secured or subject to interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended March 31, 2004.

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

Earnings Per Share

For the three months ended June 30, 2004, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,363,195. Stock options to purchase up to 4,150,250 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended June 30, 2004, due to their anti-dilutive effects.

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

	Q1 Fiscal 2005	Q1 Fiscal 2004
Net loss:
As reported	$(406)	$(221)
Pro forma	$(444)	$(259)

Basic and diluted loss per share:
As reported	$(0.01)	$0.00
Pro forma	$(0.01)	$0.00

3.	Business Segment Information

The Company has three reportable segments: the Manufacturing/Distribution segment, the Retail Operations segment and the Franchise Operations segment.

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of June 30, 2004, the Company owned and operated 15 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. Additionally, in April 2004, the Company acquired the assets of Pro Sports Memorabilia (“ProSports”), and e-commerce retailer of sports memorabilia products on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties. As of June 30, 2004 the Company has 22 franchise retail stores.

All of the Company’s revenue generated in the first three months of fiscal 2005 and 2004 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the three month periods ended June 30, 2004 and 2003 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
June 30, 2004
Net sales	$2,816	$2,461	$260	$5,537
Intersegment net sales	(465)	—	(47)	(512)
Operating earnings (loss)	(35)	(240)	33	(242)
Total assets	9,853	3,476	176	13,505

June 30, 2003
Net sales	$2,710	$496	$229	$3,435
Intersegment net sales	(145)	—	(5)	(150)
Operating earnings (loss)	(6)	(2)	46	38
Total assets	10,101	1,114	188	11,403

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Reconciliation to consolidated amounts is as follows:

	YTD FY2005	YTD FY2004
Revenues:
Total revenues for reportable segments	$5,537	$3,435
Other revenues	97	94
Eliminations of intersegment revenues	(512)	(150)

Total consolidated revenues	$5,122	$3,379

Pre-tax loss:
Total earnings (loss) for reportable segments	$(242)	$38
Other loss (primarily parent company expenses)	(378)	(365)
Interest expense	(57)	(41)

Total consolidated loss before taxes	$(677)	$(368)

4.	Inventories

The components of inventories as of June 30, 2004 are as follows:

Raw materials	$425
Work in process	42
Finished goods, net	9,053

$9,520

5.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Mr. Tannenbaum is a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams® franchised stores in Nevada and Minnesota. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements, in an arms length transaction on commercially reasonable terms.

For the three months ended June 30, 2004, M&S and FOD Las Vegas, LLC paid the Company $14 and $73 in royalties, respectively. Additionally, during the first quarter of fiscal 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $42 and $17, respectively. For the three months ended June 30, 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $11 and $57 in royalties, respectively. During the first quarter of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $12 and $24, respectively.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

During each of the three month periods ended June 30, 2004 and 2003, the Company paid Dan Marino, a director of the Company, $90 for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

In August 2004, the Company received an unsecured loan of up to $1.0 million due January 15, 2005 from the brother of the Company’s Chief Executive Officer. As of August 12, 2004, the Company has borrowed $500 under this facility that was used to reduce the Company’s line of credit. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into the Company’s common stock at $0.05 per share.

To provide the Company with additional working capital, nine senior Company employees, including the Company’s Chairman and Chief Executive Officer, have agreed to defer all but $1,000 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee shall receive options to purchase common stock on a dollar for dollar basis for each dollar of salary deferred. The number of options to purchase the Company’s common stock will be determined based on the dollar amount of the deferred salary divided by $0.25. The five year options shall be exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee will receive a 5% deferral bonus. The Company will accrue approximately $120,000 per month for such deferred salaries and bonuses. It is anticipated that such deferrals will continue through November 30, 2004. The Company has also begun a program to review its operational expenses and examining ways to reduce costs on a going-forward basis.

6.	Legal Proceedings

The Company is a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management has brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. The Company is vigorously defending such claim. We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity and accordingly, no accrual has been recorded as of June 30, 2004.

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

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $750. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of June 30, 2004 is $583. The payments are not pursuant to a note payable, not secured or subject to interest. The Company paid an additional $100 in July 2004 leaving an amount due of $550 as of August 12, 2004.

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition:

Purchase price	$683
Current assets, net	30
Intangible assets	653

Liabilities	$—

Primarily all of the $653 of acquired intangible assets represents indefinite lived intellectual property. The remaining amount represents intangible assets such as customer lists which have been assigned useful lives of three years.

The assets acquired were recorded at estimated fair values determined by the Company’s management based on information currently available and on current assumptions as to future operations. The Company has made preliminary appraisals of the fair values of the acquired

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

identified intangible assets and their remaining useful lives. Accordingly, the allocation of the purchase price is subject to revision, based on the final determination of appraised and other fair values.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired. The excess purchase price over the estimated fair market value of the assets and liabilities acquired amounted to $653 and was primarily allocated to certain identifiable intangible assets which have indefinite useful lives. The results of operations of ProSports from April 1, 2004 through June 30, 2004 are included in the accompanying statement of operations for the three months ended June 30, 2004.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for three month periods ended June 30, 2004 and 2003 as if the business combination had occurred at the beginning of each period presented.

Three Months Ended June 30,	2004	2003
	(unaudited)
Net revenue	$5,122	$3,919
Net loss	$(406)	$(167)
Earnings per share – basic	$(0.01)	$0.00
Earnings per share – diluted	$(0.01)	$0.00

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

9.	New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; success of our retail store operations; development and expansion of our e-commerce business model; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. The Company operates through its wholly-owned subsidiaries with business operations in franchising, manufacturing and distribution, and recently retail operations. Dreams Franchise Corporation (“DFC”) is in the business of selling Field of Dreams® retail store franchises and generates revenues through the sale of those franchises and continuing royalties. There are currently 22 Field of Dreams® franchise stores operating. The manufacturing and distribution business is conducted through Dreams Products, Inc. (“DPI’) and through the Company’s Farley Art division, which is the Company’s entry into original art and reproductions of sports personalities and events. DPI is a wholesaler and manufacturer of sports memorabilia products and acrylic cases. DPI employs the trademark “Mounted Memories.” DPI pays annual fees to Major League Baseball and the National Football League which officially licenses DPI’s baseball and football memorabilia products, respectively. Through The Greene Organization, the Company is engaged in the representation and marketing of professional athletes. In March 2002, we entered into the company-owned retail store business with the purchase of two existing Field of Dreams® franchises through Dreams Retail Corporation. As of August 7, 2004 we owned and operated 15 retail stores. Additionally, the Company generates retail revenues through FansEdge.com (“FansEdge”) and Prosportsmemorabilia.com (“ProSports”), e-commerce retailers selling a diversified selection of sports licensed products and memorabilia on the Web.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues. Total revenues increased 50.0% from $3.4 million in the first three months of fiscal 2004 to $5.1 million in the same period this year due primarily to an increase in retail revenues as a result of the expansion of the company-owned retail store model (six stores were owned and operated as of June 30, 2003 versus 15 stores as of June 30, 2004). In addition, during October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenue through Prosportsmemorabilia.com.

Manufacturing and distribution revenues increased 3.7% from $2.7 million in the first three months of fiscal 2004 to $2.8 million in the first three months of fiscal 2005. The increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $496,000 in the first quarter of fiscal 2004 to $2.5 million in the first quarter of fiscal 2005. The nine new company-owned Field of Dreams® stores opened since June 30, 2003 provided approximately $461,000 in revenues in the first three months of fiscal 2005. Five stores were open during both full quarter periods and had incremental sales of approximately $52,000 in the first quarter of fiscal 2005 versus the same period in the prior year (a 12% increase over the prior year). One store opened during the first quarter of fiscal 2004 and had an increase in revenues this year of $22,000 due to the full quarter effect.

Our internet retail division, which is comprised of two websites (Fansedge.com and ProSportsmemorabilia.com) began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $1.4 million during the first quarter of fiscal 2005.

Net franchise operations revenues (after inter-company eliminations) were $213,000 in the three month period ending June 30, 2004 compared to $224,000 in the same period last year. The slight decrease relates to three franchise stores closing after June 30, 2003 and the Company acquiring one previously franchised store and converting it into a company-owned store in June 2004.

The Company realized $98,000 in net management fee revenues in the first quarter of fiscal 2004 versus $97,000 this year.

Costs and expenses. Cost of sales for wholesale/distribution sales was $1.4 million in the first quarter of fiscal 2005 versus $1.6 million in the same period in fiscal 2004. As a percentage of net wholesale/distribution revenues (after inter-company eliminations), cost of sales for wholesale/distribution sales was 58.3% in the first three months of fiscal 2005 versus 61.5% last year. The reason for the decrease is mostly due to a slight shift in the sales mix.

Cost of sales for retail sales was $1.4 million in the first quarter of fiscal 2005 versus $176,000 in the first quarter of fiscal 2004. As a percentage of total revenues, cost of sales for retail sales was 56.2% in fiscal 2005 versus 35.5% in fiscal 2004. We began our internet operations in October 2003. The gross margin realized in our internet division within the retail segment is approximately 40% (60% cost of sales), while the historical cost of sales percentage in our company-owned retail stores is in the mid-to-upper-40’s range.

Operating expenses increased 52.6% from $1.9 million in the first quarter of fiscal 2004 (56.1% of total revenue) to $2.9 million in the first quarter of fiscal 2005 (56.0% of total revenue). The increase principally relates to incremental expenses associated with the development of our company-owned retail store model ($444,000 increase) and the start up of our internet division in October 2003 ($514,000). We believe the majority of our operating expenses are fixed in nature. Over the past two fiscal years we have built our infrastructure in anticipation of expected future growth. We believe we have the necessary staffing levels and facilities to support such growth and don’t anticipate having to increase any fixed operating expense items. As a percentage of revenues, we expect that the percentage will decrease to the low-to-mid 40’s range in future full fiscal year periods.

Interest expense, net. Net interest expense was $57,000 for the first three months of fiscal 2005 versus $41,000 last year. The slight increase relates to interest associated with increased borrowings under our line of credit facility. During August 2004, the Company received an unsecured loan of up to $1.0 million due January 15, 2005 from the brother of the Company’s Chief Executive Officer. The initial advance of $500,000 was used to reduce the Company’s line of credit. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. Accordingly, interest expense in the next two quarters will increase due to the additional interest expense on the loan and the amortization of the related deferred loan costs.

Provision for income taxes. The Company recognized an income tax benefit of $271,000 during the current year quarter compared to an income tax benefit in the same period last year of $147,000. The effective tax rate for both periods was approximately 40%.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company’s cash and cash equivalents were $704,000, compared to $234,000 at June 3, 2003. Net accounts receivable at June 30, 2004 were $1.2 million compared to $1.6 million at June 30, 2003. Cash used in operations for the three months ended June 30, 2004 was $534,000 versus $1.4 million a year ago. The change mostly relates to timing of payments of accounts payable and accrued expenses, collection of accounts receivable as well as investments in inventory during the June 30, 2003 period relating to the growth in company-owned retail stores.

The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, increased by approximately $1.6 million since June 30, 2003. Outstanding borrowings against our line of credit were $5.4 million at June 30, 2004. The line of credit, which has a maximum borrowing capacity of $5.5 million, has annual renewal terms and renewed most recently in November 2003. The line of credit is used for working capital purposes and was used to fund our retail store expansion, pay for costs incurred relating to acquisition of FansEdge (completed in October 2003) and ProSports Memorabilia (completed in April 2004), the move of our primary warehouse facility and the replacement of our primary accounting software. The line of credit is collateralized by the Company’s accounts receivable and inventories. The Company is required to comply with certain annual financial ratios with respect to the line of credit. The interest rate is a floating rate based on adding a fixed interest charge of 2.40% to the thirty day “Dealer Commercial Paper Rate” (3.76% at June 30, 2004).

By virtue of our expansion and investment in the company-owned retail store model, the October 2003 acquisition of FansEdge and the April 2004 acquisition of ProSports Memorabilia, we have become more cyclical and reliant on the calendar fourth quarter (our fiscal 3rd quarter) for revenues and profits. As a result of such factors, the Company sought to obtain financing to satisfy its short term capital needs including the planning for the upcoming holiday season. In order to satisfy these needs, subsequent to the end of the fiscal first quarter, the Company received a convertible loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s Chief Executive Officer. The initial advance of $500,000 was used to reduce the Company’s line of credit. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into the Company’s common stock at $0.05 per share.

In addition, to provide the Company with additional working capital, nine senior Company employees, including the Company’s Chairman and Chief Executive Officer, have agreed to defer all but $1,000 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee shall receive options to purchase common stock on a dollar for dollar basis for each dollar of salary deferred. The number of options to purchase the Company’s common stock will be determined based on the dollar amount of the deferred salary divided by $0.25. The five year options shall be exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee will receive a 5% deferral bonus. The Company will accrue approximately $120,000 per month for such deferred salaries and bonuses. It is anticipated that such deferrals will continue through November 30, 2004. The Company has also begun a program to review its operational expenses and examining ways to reduce costs on a going-forward basis.

Our current line of credit facility is up for renewal in November 2004. There is no guarantee that our lender will renew the line of credit facility; however, the Company believes in the event our current lender would not renew our line of credit facility that we would be able to secure similar financing with a different lender. Based on the Company’s current liquidity, we are seeking additional capital from other sources. However, we cannot assure that we will be able to obtain additional financing or that the terms will be acceptable to us.

Although there can be no assurances, the Company believes its current available cash position, availability under our line of credit facility, and availability under our new $1.0 million loan, coupled with its cash and financial forecasts for the year and periods beyond, is sufficient to meet our cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and the Company’s long-term debt obligations require payments of approximately $15,000 per month for the next twelve months. We have not created and are not a party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. However, business may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Except as disclosed herein, the Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

Item 3. Controls and Procedures

Definition of Controls

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, has designed, or caused to be designed, and maintained disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 and 15d-15 (the “Disclosure Controls and Procedures”), to reasonably assure that material information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a timely manner to allow for appropriate decisions regarding required disclosures. Management has also designed internal controls, including internal controls over financial reporting (the “Internal Controls”), to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Limitations on the Effectiveness of Controls

As more fully discussed in the American Institute of Certified Public Accountants (“AICPA”) auditing standards pronouncement “Consideration Of Internal Control in a Financial Statement Audit,” AU Section 319, paragraphs .21 to .24, an internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Limitations inherent in any system of internal controls might include, among other things, (i) faulty human judgment and simple errors or mistakes, (ii) collusion of two or more people or inappropriate management override of procedures, (iii) imprecision in estimating and judging cost-benefit relationships in designing controls and (iv) reductions in the effectiveness of one deterring component (such as a strong cultural and governance environment) by a conflicting component (such as may be found in certain management incentive plans). Because of such inherent limitations in any system of internal controls, no evaluation of controls can provide absolute assurance that all weaknesses or instances of fraud, if any, have been detected.

The Company, including its Chief Executive Officer and Chief Financial Officer, believes that the aforementioned limitations apply to any applicable system of internal controls, including the Disclosure Controls and Procedures and Internal Controls. The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls and Procedures and Internal Controls. Significant supplemental resources may continue to be required to prepare the required financial and other information during this ongoing process.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s Disclosure Controls and

Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

Changes in Internal Controls

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

Part II. Other Information

Item 1. Legal Proceedings.

See Note 6 to the Condensed Consolidated Financial Statements.

Item 5. Other Information.

Effective August 16, 2004 Mark Viner, the Company’s Chief Financial Officer resigned to pursue other business opportunities. The Company has appointed Eric Sands to serve as the Company’s Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on August 16, 2004.

DREAMS, INC.

/s/ Mark Viner
Mark Viner, Chief Financial Officer, Principal Accounting Officer