Form 10QSB
period 2004-09-30
DREAMS INC
filed 2004-11-24
CIK 810829

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 22, 2004, there were 56,363,195 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No   ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet – Unaudited

As of September 30, 2004

(Dollars in Thousands, except share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$333
Accounts receivable, net	1,650
Inventories, net	10,267
Prepaid expenses and deposits	681
Deferred loan costs	84
Deferred tax asset, net	401

Total current assets	13,416

Property and equipment, net	1,578

Deferred tax asset, net	1,226

Other intangible assets, net	3,227

Goodwill, net	1,932

Total assets	$21,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,383
Accrued liabilities	1,351
Current portion of long-term debt	362
Note payable - related party	700
Short-term notes payable	210
Borrowings against line of credit	5,500
Deferred credits	97

Total current liabilities	10,603

Long-term debt, less current portion	1,098

Commitments and contingencies	—

Stockholders’ equity:
Common stock and paid in capital, no par value; authorized 100,000,000 shares; 56,363,195 shares issued and outstanding	22,848
Accumulated deficit	(13,170)

Total stockholders’ equity	9,678

Total liabilities and stockholders’ equity	$21,379

The accompanying notes are an integral part of this condensed consolidated financial statement.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	For the six months ended:		For the three months ended:
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues	$11,183	$6,732	$6,056	$3,353

Expenses:
Cost of sales	6,062	3,397	3,259	1,624
Operating expenses	6,171	3,628	3,308	1,733
Depreciation and amortization	163	79	81	41

Total expenses	12,396	7,104	6,648	3,398

Loss before interest and taxes	(1,213)	(372)	(592)	(45)

Interest, net	220	91	163	50

Loss before provision for income taxes	(1,433)	(463)	(755)	(95)

Income tax benefit	(573)	(186)	(302)	(39)

Net loss	$(860)	$(277)	$(453)	$(56)

Earnings per share:

Basic: Loss per share	$(0.02)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding	56,363,195	56,908,537	56,363,195	56,863,195

Diluted: Loss per share	$(0.02)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding	56,363,195	56,908,537	56,363,195	56,863,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands, except share amounts)

	Six Months Ended September 30,
	2004	2003
Net cash used in operating activities	$(1,325)	$(1,630)

Cash flows from investing activities:
Issuance of promissory note	—	(149)
Cash paid for acquisition	(200)	—
Purchase of property and equipment	(280)	(176)

Net cash used in investing activities	(480)	(325)

Cash flows from financing activities:
Net change in line of credit	1,213	1,856
Proceeds from term loan	—	325
Proceeds from short term note payable	700	—
Repayments on notes payable and term loans	(94)	(187)

Net cash provided by financing activities	1,819	1,994

Net increase in cash and cash equivalents	14	39

Cash and cash equivalents at beginning of period	319	146

Cash and cash equivalents at end of period	$333	$185

Supplemental Disclosure of Cash Flow Information:

Cash paid during the six month period ended September 30:
Interest	$194	$91
Income taxes	—	—

	$194	$91

Non-cash investing and financing activities:

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and $100 since closing, and the remaining $483 will be paid over a three year period, ending in March 2007. The payments are not pursuant to a note payable, not secured or subject to interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10K-SB, for the fiscal year ended March 31, 2004.

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

Earnings Per Share

For the six months ended September 30, 2004, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,363,195. For the six months ended September 30, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 56,908,537.

For the three months ended September 30, 2004, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,363,195. For the three months ended September 30, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,863,195.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Common stock equivalents have been excluded from the diluted earnings per share calculation for the six and three month periods ending September 30, 2004 and September 30, 2003 as the Company incurred a net loss during those periods.

Stock options to purchase up to 4,994,809 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the six and three month periods ended September 30, 2004, due to their anti-dilutive effects. Stock options to purchase up to 2,650,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the three and six month period ended September 30, 2003, due to their anti-dilutive effects.

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

In accordance with the requirements of SFAS 123, the fair value of each employee option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005 and fiscal 2004, no dividend yield; expected volatility of 60% in fiscal 2005 and 130% in fiscal 2004, risk-free interest rates of 2% and expected holding periods of three years.

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

	For the six months ended:		For the three months ended:
	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003
Net loss:
As reported	$(860)	$(277)	$(453)	$(56)
Pro forma	$(936)	$(324)	$(491)	$(65)
Basic and diluted loss per share:
As reported	$(0.02)	$0.00	$(0.01)	$(0.00)
Pro forma	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information

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

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of September 30, 2004, the Company owned and operated 15 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. Additionally, in April 2004, the Company acquired the assets of Pro Sports Memorabilia (“ProSports”), and e-commerce retailer of sports memorabilia products on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in the first six months of fiscal 2005 and 2004 was derived in the United States and all of the Company’s assets are located in the United States.

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

Segment information for the six month periods ended September 30, 2004 and 2003 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2004
Net sales	$6,173	$5,367	$519	$12,059
Intersegment net sales	(932)	—	(86)	(1,018)
Operating earnings	184	(626)	50	(392)
Total assets	10,028	4,246	212	14,486

September 30, 2003
Net sales	$5,491	$1,069	$463	$7,023
Intersegment net sales	(460)	—	(10)	(470)
Operating earnings	7	5	61	73
Total assets	9,979	1,453	115	11,547

Reconciliation to consolidated amounts is as follows:

	YTD FY2005	YTD FY2004
Revenues:
Total revenues for reportable segments	$12,059	$7,023
Other revenues	142	179
Eliminations of intersegment revenues	(1,018)	(470)

Total consolidated revenues	$11,183	$6,732

Pre-tax loss:
Total earnings for reportable segments	$(392)	$73
Other loss	(821)	(445)
Interest expense	(220)	(91)
Total consolidated loss before taxes	$(1,433)	$(463)

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Segment information for the three month periods ended September 30, 2004 and 2003 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2004
Net sales	$3,356	$2,906	$259	$6,521
Intersegment net sales	(467)	—	(45)	(512)
Operating earnings	219	(385)	17	(149)
Total assets	10,028	4,246	212	14,486

September 30, 2003
Net sales	$2,781	$573	$235	$3,589
Intersegment net sales	(315)	—	(5)	(320)
Operating earnings	14	6	15	35
Total assets	9,979	1,453	115	11,547

Reconciliation to consolidated amounts is as follows:

	Q2 FY2005	Q2 FY2004
Revenues:
Total revenues for reportable segments	$6,521	$3,589
Other revenues	42	84
Eliminations of intersegment revenues	(507)	(320)

Total consolidated revenues	$6,056	$3,353

Pre-tax loss:
Total earnings for reportable segments	$(149)	$35
Other loss	(443)	(80)
Interest expense	(163)	(50)

Total consolidated loss before taxes	$(755)	$(95)

4.	Inventories

The components of inventories as of September 30, 2004 are as follows:

Raw materials	$511
Work in process	69
Finished goods, net	9,687

$10,267

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

For the six months ended September 30, 2004, M&S and FOD Las Vegas, LLC paid the Company $24 and $140 in royalties, respectively. Additionally, during the first six months of fiscal 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $79 and $103, respectively. For the six months ended September 30, 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $25 and $121 in royalties, respectively. During the first six months of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $71 and $138, respectively.

For the three months ended September 30, 2004, M&S and FOD Las Vegas, LLC paid the Company $12 and $72 in royalties, respectively. Additionally, during the second quarter of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $37 and $90, respectively. For the three months ended September 30, 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $14 and $65 in royalties, respectively. During the second quarter of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $60 and $116, respectively.

During the six and three month periods ended September 30, 2004, the Company paid Dan Marino, a director of the Company, $90 and $0, respectively, for his autograph on inventory items and appearance fees. During the six and three month periods ended September 30, 2003, the Company paid Mr. Marino $211 and $95, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties.

In August 2004, the Company received an unsecured loan of up to $1.0 million due January 15, 2005 from the brother of the Company’s Chief Executive Officer. As of September 30, 2004 the Company has borrowed $700 under this facility that was used for working capital purposes. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

per share. These options are exercisable immediately. In an event of a default under the loan, the loan is convertible into the Company’s common stock at $0.05 per share. As of November 22, 2004, the outstanding balance of this loan was $1 million. The value of the beneficial conversion feature embedded in this loan is $4 million due to the conversion rate upon default being less than the market value of the common stock on the date the loan agreement was entered into. Should the company default on this loan the $4 million will be expensed in the fourth quarter of fiscal 2005.

To provide the Company with additional working capital, nine senior Company employees, including the Company’s Chairman and Chief Executive Officer, have agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee shall receive options to purchase common stock which the number of shares equal to the dollar amount deferred. The five year options shall be exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee will receive a 5% deferral bonus. As of September 30, 2004, the Company has accrued approximately $100 for such deferred salaries and bonuses and as of November 22, 2004 the amount accrued is $371. Effective November 15, 2004, the Company ceased to defer salaries from the nine senior Company employees. As of November 22, 2004, stock options to purchase up to 353,273 shares have been issued at an exercise price of $0.25 share. These options are exercisable immediately. The Company is continuing to review its operational expenses and examining ways to reduce costs on a going-forward basis.

The Company has agreed to amend the former Chief Financial Officer’s, stock option agreement to reduce the number of options to 250,000 from 500,000. These options have an expiration period of three years and are exercisable immediately.

6.	Legal Proceedings

The Company is a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management has brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. The Company is vigorously defending such claim. On September 22, 2004 in a related ruling the Court of Special Appeals of Maryland ruled that Unitas Management did not have the authority to control the business and on October 26, 2004, the bankruptcy court heard our Motion for Summary Judgment. We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity and accordingly, no accrual has been recorded as of September 30, 2004.

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

The Company is a party to certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next three years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

8.	Acquisition

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $750. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of September 30, 2004 is $550. The payments are not pursuant to a note payable, not secured or subject to interest. The Company paid an additional $50 in October 2004 leaving an amount due of $500.

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

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired. The excess purchase price over the estimated fair market value of the assets and liabilities acquired amounted to $653 and was primarily allocated to certain identifiable intangible assets which have indefinite useful lives. The results of operations of

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

ProSports from April 1, 2004 through September 30, 2004 are included in the accompanying statement of operations for the three and six months ended September 30, 2004.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for three month periods ended September 30, 2004 and 2003 as if the business combination had occurred at the beginning of each period presented.

	For the six months ended:		For the three months ended:
	Sept. 30 2004	Sept. 30 2003	Sept. 30 2004	Sept. 30 2003
Net Revenue	$11,183	$7,148	$6,056	$3,904
Net loss	$(860)	$(243)	$(453)	$(45)
Earnings per share – basic	$(0.02)	$0.00	$(0.01)	$0.00
Earnings per share – diluted	$(0.02)	$0.00	$(0.01)	$0.00

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

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; our ability to successfully operate retail stores, and other factors particular to the Company.

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

GENERAL

As used in this Form 10-QSB “we”, “our”, “us” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise. Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. The Company operates through its wholly-owned subsidiaries with business operations in franchising, manufacturing and distribution, and recently retail operations. Dreams Franchise

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Corporation (“DFC”) is in the business of selling Field of Dreams® retail store franchises and generates revenues through the sale of those franchises and continuing royalties. There are currently 21 Field of Dreams® franchise stores operating. The manufacturing and distribution business is conducted through Dreams Products, Inc. (“DPI’) and through the Company’s Farley Art division, which is the Company’s entry into original art and reproductions of sports personalities and events. DPI is a wholesaler and manufacturer of sports memorabilia products and acrylic cases. DPI employs the trademark “Mounted Memories.” DPI pays annual fees to Major League Baseball and the National Football League which officially licenses DPI’s baseball and football memorabilia products, respectively. Through The Greene Organization, the Company is engaged in the representation and marketing of professional athletes. In March 2002, we entered into the company-owned retail store business with the purchase of two existing Field of Dreams® franchises through Dreams Retail Corporation. As of September 30, 2004 we owned and operated fifteen retail stores. We currently own and operate fifteen retail stores. and are currently evaluating our plans for the upcoming fiscal year.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003

Revenues. Total revenues increased 67.2% to $11.2 million in the first six months of fiscal 2005 from $6.7 million in the same period last year due primarily to an increase of $682 or 12.4% in manufacturing and distribution revenues and an increase of $4.3 million to $5.4 million representing a 391% increase in retail revenues. The increase in retail revenues is due to our company-owned retail stores which expanded from seven units as of September 30, 2003 to fifteen units as of September 30, 2004. In addition, during October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired Pro Sports Memorabilia in April 2004, which generated retail revenue through Prosportsmemorabilia.com.

Manufacturing and distribution revenues increased from $5.5 million in the first six months of fiscal 2004 to $6.2 million in the first six months of fiscal 2005. The increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $1.1 million in the first six months of fiscal 2004 to $5.4 million in the same period this year. We operated seven retail stores during the first six months of last fiscal year versus fifteen stores this fiscal year.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Our internet retail division, which is comprised of two websites (Fansedge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $1.4 million during the first quarter of fiscal 2005 and $1.7 million during the second quarter of fiscal 2005 for a total of $3.1 for the six months ended September 30, 2005.

Franchise operations revenues were $463 in the six month period ending September 30, 2003 compared to $519 in the same period this year. The 12.1% increase in revenue principally relates to increased royalty revenue.

The Company realized $191 in net management fee revenues in the six months ending September 30, 2003 versus $143 in the same period this year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year period. We will continue to market opportunities for these significant events, however, we have seen a slowdown in corporate spending for these large events.

As a result of the forgoing events, for the six month ended September 30, 2004 the Company incurred a net loss of $860, respectively.

Costs and expenses. Total cost of sales for the first six months of fiscal 2004 was $3.4 million versus $6.0 million in the same period in fiscal 2005, a 76.5% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was 54.2% for the six months ending September 30, 2004 versus 50.5% for the same period a year ago. The change relates to an increase in revenue from our internet division which operates at a lower margin than retail stores.

Cost of sales of manufacturing/distribution products were $3.0 million in the first six months of fiscal 2004 versus $3.0 million in the same period in fiscal 2005. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 56.3% in the current year period versus 59.6% a year ago.

Operating expenses increased from $3.6 million in the first six months of fiscal 2004 to $6.2 million in the same period this fiscal year. The increase relates primarily to incremental operating expenses associated with operating fifteen retail stores and the internet division in the current year period versus only seven stores last year. As a percentage of sales, operating expenses increased from 53.9% to 55.2% as a result of an increase in corporate overhead in anticipation of future revenue growth.

Interest expense, net. Net interest expense increased due to higher levels of borrowing including the line of credit, note payable - related party, and amortization of the deferred loan costs on the related party loan.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Provision for income taxes. The Company recognized an income tax benefit of $573 during the current year period due to a pre-tax loss and an income tax benefit in the same period last year of $186. The effective tax rate for both periods was approximately 40%.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues. Total revenues increased 76.5% from $3.4 million in the second quarter of fiscal 2004 to $6.0 million in the same quarter of fiscal 2005 due primarily to an increase in manufacturing and distribution revenues as a result new products, and an increase in revenues generated through our company-owned retail stores. In addition, during October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired Pro Sports Memorabilia in April 2004, which generated retail revenue through Prosportsmemorabilia.com.

Manufacturing and distribution revenues increased 16.0% from $2.5 million in the second quarter of fiscal 2004 to $2.9 million in the second quarter of fiscal 2005, due primarily to an increase in sales generated through our Mounted Memories wholesale/manufacturing division. The increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $573 in the second quarter of fiscal 2004 to $2.9 million in the current year quarter. We operated seven retail stores during the second fiscal quarter last year versus fifteen stores this year and added the internet division. Our internet retail division, which is comprised of two websites (Fansedge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $1.7 million during the second quarter of fiscal 2005.

Franchise operations revenues were $235 in the quarter ending September 30, 2003 compared to $259 in the same quarter this year. The slight increase in revenue principally relates to increased royalty revenue.

The Company realized $46 in net management fee revenues in the three months ending September 30, 2004 versus $93 in the same period last year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year period. We will continue to market opportunities for these significant events, however, we have seen a slowdown in corporate spending for these large events.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Costs and expenses. Total cost of sales for the second quarter of fiscal 2005 was $3.3 million versus $1.6 million in the same quarter in fiscal 2004, a 106.25% increase. The increase relates to an increase in company sales. As a percentage of total sales, cost of sales was 53.8% for the three months ending September 30, 2004 versus 48.4% for the same period a year ago. We have added our internet division that has slightly lower margins than our retail stores.

Cost of sales of manufacturing/distribution products were $1.6 million in the second three months of fiscal 2005 versus $1.4 million in the same period of fiscal 2004. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 56.3% in the current quarter versus approximately 57.0% a year ago. Retail cost of sales increased approximately $1.4 million and directly relates to the Company owning and operating fifteen retail stores during the second quarter of fiscal 2004 versus only seven stores in the same quarter last year and the addition of the internet division.

Operating expenses increased from $1.7 million in the second quarter of fiscal 2004 to $3.3 million in the same period this fiscal year. The increase relates primarily to incremental operating expenses associated with operating fifteen retail stores and the internet division in the current year quarter verses only seven stores last year. As a percentage of sales, operating expenses increased from 51.7% to 54.6% as a result of increased overhead in anticipation of an increase in future revenues.

As a result of the forgoing events, for the three months ended September 30, 2004 the Company incurred a net loss of $453, respectively.

Interest expense, net. Net interest expense increased due to higher levels of borrowing including the line of credit, note payable - related party, and amortization of the deferred loan costs on the related party loan.

Provision for income taxes. The Company recognized an income tax benefit of $302 during the current year period due to a pre-tax loss and an income tax benefit in the same period last year of $38. The effective tax rate for both periods was approximately 40%.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on the Company.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of September 30, 2004 reflects working capital of $2.8 million versus working capital of $5.8 million one year earlier.

At September 30, 2004, the Company’s cash and cash equivalents were $333, as compared to $185 at September 30, 2003. Net accounts receivable at September 30, 2004 were $1.7 million compared to $1.5 million at September 30, 2003.

Cash used in operations amounted to $1.3 million for the first six months of fiscal 2005, compared to $1.6 million used in operations in the same period of fiscal 2004. Cash used in operations for the six months ended September 30, 2004 improved $305 over the six months ended September 30, 2003. Cash flow used in investing activities was ($480); including $200 cash paid for acquisition of Pro Sports Memorabilia. Cash generated from financing activities was $1.8 million, including the $700 of cash from note payable – related party, an increase in the borrowings against the line of credit of $1.2 million, offset by costs attributed to the repayment of certain debt facilities. As of September 30, 2004, the Company’s cash balance was $333.

The amount outstanding on our line of credit, which is classified in the financing section of the Statement of Cash Flows, increased by approximately $1.2 million since September 30, 2003. Outstanding borrowings against our line of credit were $5.5 million at September 30, 2004. The line of credit, which has a maximum borrowing capacity of $5.5 million, has annual renewal terms and renewed most recently in November 2003. The line of credit is used for working capital purposes and was used to fund our retail store expansion, pay for costs incurred relating to our planned acquisition of FansEdge (completed in October 2003) and ProSports Memorabilia (completed in April 2004), the move of our primary warehouse facility and the replacement of our primary accounting software. The line of credit is collateralized by the

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Company’s accounts receivable and inventories. The Company is required to comply with certain annual financial ratios with respect to the line of credit. The interest rate is a floating rate based on adding a fixed interest charge of 2.40% to the thirty day “Dealer Commercial Paper Rate” (4.24% at September 30, 2004).

By virtue of our expansion and investment in the company-owned retail store model, the October 2003 acquisition of FansEdge and the April 2004 acquisition of ProSports Memorabilia, we have become more cyclical and reliant on the calendar fourth quarter (our fiscal 3rd quarter) for revenues and profits. As a result of such factors, the Company sought to obtain financing to satisfy its short term capital needs including the planning for the upcoming holiday season. In order to satisfy these needs, subsequent to the end of the fiscal first quarter, the Company received a convertible loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s Chief Executive Officer. The initial advance of $700 as of September 30, 2004, was used for working capital purposes. As of November 22, 2004 the remaining $300 has been funded and used. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into the Company’s common stock at $0.05 per share.

In addition, to provide the Company with additional working capital, nine senior Company employees, including the Company’s Chairman and Chief Executive Officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase common stock which the number of shares is equal to the amount deferred. The five year options shall be exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased on November 19, 2004. The Company has also begun a program to review its operational expenses and examining ways to reduce costs on a going-forward basis.

Our renewal of our current line of credit facility has expired in November 2004 and we are currently negotiating with our lender on an ongoing basis. There is no guarantee that our lender will renew the line of credit facility; however, the Company believes in the event our current lender would not renew our line of credit facility that we would be able to secure similar financing with a different lender. Based on the Company’s current liquidity, we are seeking additional capital from other sources. However, no assurance can be given that we will be able to obtain additional financing or that, if obtainable, the terms will be acceptable to us. Should the Company not be successful in obtaining additional financing, it could adversely affect the Company’s operations and financial condition.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Although there can be no assurances, the Company believes its current cash and financial forecasts for the year and periods beyond, is sufficient to meet our cash needs on both a short-term and long-term basis. The balance sheet has a favorable working capital ratio and the Company’s long-term debt obligations require payments of approximately $50 per month for the next twelve months. We have not created and are not a party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. However, business may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Except as described herein, the Company’s management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company’s ability to operate and grow as planned.

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

None.

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on November 22, 2004.

DREAMS, INC.

/s/ Eric Sands
Eric Sands, Chief Financial Officer, Principal Accounting Officer