Form 10KSB/A
period 2004-03-31
DREAMS INC
filed 2005-01-28
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

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

Management fee revenue decreased 34.7% from $942,000 in fiscal 2003 to $615,000 in fiscal 2004. Management fees are generated through athlete representation and marketing fees the Company charges its customers, and are reported net of the related cost of sales. During fiscal 2003 the Company organized two significant revenue generating events with casino properties which generated approximated $249,000 in net management fee revenues. The number of events/transactions organized by the Company was comparable in both fiscal periods (84 transactions in fiscal 2004 versus 81 transactions last year); however, the average net revenue generated per transaction decreased by 37.1% due to the absence of significant large-scale events at the same frequency in the prior year. Fiscal 2003 included three large-scale events which each generated in excess of $50,000 net revenue for the Company. One of those events generated $179,000 in net revenue. Fiscal 2004 included only one event in excess of $50,000 ($54,000).

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

Cost of sales for retail sales was $3.6 million in fiscal 2004 versus $587,000 in fiscal 2003. As a percentage of total revenues, cost of sales for retail sales was 48.2% in fiscal 2004 versus 36.1% in fiscal 2003. The reason for the increase relates to certain, non-recurring one time costs ($44,600) occurring in fiscal 2003. The gross margin realized in our internet division within the retail segment is approximately 40% (60% cost of sales), while the historical cost of sales percentage in our company-owned retail stores is in the mid-40’s range. We anticipate that the cost of sales percentage for retail sales in future periods to be in the mid-to-high 40’s range.

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

Provision for income taxes. The Company recognized an income tax benefit of $283,000 during fiscal 2004 due to a pre-tax loss as opposed to income tax expense in fiscal 2003 of $272,000 associated with a pre-tax profit. The effective tax rate for both periods was approximately 40%.

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

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2004 and 2003

(Dollars in Thousands)

	Fiscal 2004	Fiscal 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(494)	$408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Property and equipment	214	128
Non-compete agreement	25	25
Noncash compensation	11	—
Deferred compensation	—	25
Deferred tax expense (benefit)	(283)	264
Change in assets and liabilities, net of acquisition:
Accounts receivable	(124)	979
Inventories	(753)	(1,190)
Prepaid expenses and deposits	(546)	(101)
Accounts payable	354	195
Accrued liabilities	(8)	(190)
Deferred credits	(63)	(384)

Net cash provided by (used in) operating activities	(1,667)	159

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	50	—
Purchase of property and equipment	(739)	(396)

Net cash used in investing activities	(689)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceedings under line of credit	10,966	10,357
Repayments to line of credit	(8,730)	(9,712)
Repayments on notes payable	(351)	(487)
Proceeds from notes payable	644	—

Net cash provided by financing activities	2,529	158

Net (decrease) increase in cash and cash equivalents	173	(79)

Cash and cash equivalents at beginning of period	146	225

Cash and cash equivalents at end of period	$319	$146

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

Revenue Recognition

The Company recognizes retail (including e-commerce sales) and wholesale/distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Retail revenues and wholesale/distribution revenues and related cost of sales are recognized at the time of sale.

Revenues from the sale of franchises are deferred until the Company fulfills its obligations under the franchise agreement and the franchised unit opens. The franchise agreements provide for continuing royalty fees based on a percentage of gross receipts. Management fee revenue related to the representation and marketing of professional athletes is recognized when earned and is reflected net of its related costs of sales. The majority of the revenue generated from the representation and marketing of professional athletes relates to services as an agent. In these arrangements, the Company is not the primary obligor in these transactions but rather only receives a net agent fee.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Exhibit
2.1	Articles of Incorporation(1)

2.2	Bylaws(1)

10.2	Merchandise License Agreement(1)

10.3	Standard Franchise Documents(1)

10.4	Line of Credit Agreement with Merrill Lynch Business Financial Services, Inc.(2)

10.6	Agreement and Plan of Merger effective as of August 15, 2001 by and among Dreams, Inc., Dreams/GOI Merger Sub, Inc., The Greene Organization, Inc. and Warren H. Greene as sole shareholder of The Greene Organization, Inc.(3)

10.7	Employment Agreement dated August 15, 2001 by and among Dreams, Inc. and Warren H. Greene(3)

10.8	Consulting Agreement dated April 1, 2002 with Dreamstar, Inc.(2)

14	Code of Ethics(4)

21	Subsidiaries of the Company(4)

31.1	Certification of CEO(5)

31.2	Certification of CFO(5)

32.1	Certification of CEO(5)

32.2	Certification of CFO(5)

(1)	Filed with the Company’s Form 10-KSB dated September 7, 1999 and incorporated by this reference.
(2)	Filed with the Company’s Form 10-KSB for the year ended March 31, 2002 and incorporated by this reference.
(3)	Filed with the Company’s Form 8-K dated August 28, 2001 and incorporated by this reference.
(4)	Filed with the Company’s Form 10-KSB for the year ended march 31, 2004 and incorporated by this reference.
(5)	Filed herewith.

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

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
President, Chief Executive Officer, Principal Accounting Officer

Dated:	January 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated:	January 28, 2005

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated:	January 28, 2005