Form 10KSB/A
period 2004-03-31
DREAMS INC
filed 2005-02-10
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

Explanatory Note

The following sets forth an explanatory note of the changes to the Company’s Form 10-KSB/A filed on January 26, 2005.

The Results of Operations in Management’s Discussion and Analysis was revised to clarify “large one time” events which occurred in fiscal 2003 as compared to fiscal 2004. The number in income tax benefits was corrected from $261,000 to $283,000 during fiscal 2004. The Statement of Cash Flows was revised to reflect “borrowings under the line of credit on a gross rather than net basis.” Footnote 1 to the audited financial statements “Revenue Recognition” was revised to reflect the Company’s source of revenue generation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
President, Chief Executive Officer, Principal Accounting Officer

Dated:	February 10, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated:	February 10, 2005

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated:	February 10, 2005