Form 10QSB
period 2004-12-31
DREAMS INC
filed 2005-02-14
CIK 810829

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 7, 2005, there were 56,363,195 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DREAMS, INC.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet - Unaudited

As of December 31, 2004

(Dollars in Thousands, except share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$1,704
Accounts receivable, net	2,066
Inventories, net	10,004
Prepaid expenses and deposits	810
Deferred tax asset, net	401

Total current assets	14,985

Property and equipment, net	1,596

Deferred tax asset, net	534

Other intangible assets, net	3,415

Goodwill, net	1,932

Total assets	$22,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,772
Accrued liabilities	1,411

Current portion of long-term debt	929
Note payable - related party	1,000
Short-term notes payable	105
Borrowings against line of credit	4,443
Deferred credits	608

Total current liabilities	11,268

Long-term debt, less current portion	479

Commitments and contingencies	—

Stockholders’ equity:
Common stock and paid in capital, no par value; authorized 100,000,000 shares; 56,363,195 shares issued and outstanding	22,848
Accumulated deficit	(12,133)

Total stockholders’ equity	10,715

Total liabilities and stockholders’ equity	$22,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

		For the nine months ended:		For the three months ended:
		Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003
	Revenues	$25,746	$16,353	$14,563	$9,621

	Expenses:
	Cost of sales	13,943	8,608	7,881	5,211
	Operating expenses	10,845	6,925	4,674	3,297
	Depreciation and amortization	244	135	81	56

	Total expenses	25,032	15,668	12,636	8,564

	Income before interest and taxes	714	685	1,927	1,057

	Interest, net	418	141	198	50

	Income before provision for income taxes	296	544	1,729	1,007

	Income tax expense	118	216	692	402

	Net income	$178	$328	$1,037	$605

	Earnings per share:

Basic:	Income per share	$0.00	$0.01	$0.02	$0.01

	Weighted average shares outstanding	56,363,195	56,783,533	56,363,195	56,533,525

Diluted:	Income per share	$0.00	$0.01	$0.02	$0.01

	Weighted average shares outstanding	57,183,658	56,783,533	56,475,283	56,533,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands, except share amounts)

	Nine Months Ended December 31,
	2004	2003
Net cash provided by operating activities	$1,178	$246

Cash flows from investing activities:
Prepaid investment	—	(149)
Cash paid for acquisition	(250)	—
Purchase of property and equipment	(448)	(576)

Net cash used in investing activities	(698)	(725)

Cash flows from financing activities:
Net change in line of credit	156	805
Proceeds from term loan	—	580
Proceeds from short term note payable – related party	1,000	—
Repayments on notes payable and term loans	(251)	(280)

Net cash provided by financing activities	905	1,105

Net increase in cash and cash equivalents	1,385	626

Cash and cash equivalents at beginning of period	319	146

Cash and cash equivalents at end of period	$1,704	$772

Supplemental Disclosure of Cash Flow Information:

Cash paid during the nine month period ended December 31:
Interest	$334	$141
Income taxes	—	—

	$194	$141

Non-cash investing and financing activities:

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and $150 since closing, and the remaining $433 will be paid over a three year period, ending in March 2007. The payments are not pursuant to a note payable, not secured or subject to interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended March 31, 2004 filed on June 29, 2004 and Form 10-KSB/A, for the fiscal year ended March 31, 2004 filed on February 10, 2005.

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

Earnings Per Share

For the nine months ended December 31, 2004, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,363,195 and 57,183,658, respectively. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 820,463. For the nine months ended December 31, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 56,783,533.

For the three months ended December 31, 2004, weighted average shares outstanding for basic earnings per share purposes was 56,363,195 and diluted earnings per share purposes was 60,586,148. Included in diluted shares are common stock equivalents relating to stock

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

options with a dilutive effect of 112,088. For the three months ended December 31, 2003, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,533,525.

Stock options to purchase up to zero and 4,110,865 shares of the Company’s common stock with an exercise price ranging from $0.20 to $0.25 per share were not considered in the calculation of diluted earnings per share for the nine and three month periods ended December 31, 2004, due to their anti-dilutive effects. Stock options to purchase up to 2,000,250 shares of the Company’s common stock with an exercise price ranging from $0.25 to $0.75 per share were not considered in the calculation of diluted earnings per share for the three and nine month period ended December 31, 2003, due to their anti-dilutive effects.

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

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings and earnings per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123:

	For the nine months ended:		For the three months ended:
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2004	Dec. 31 2003
Net income:
As reported	$178	$328	$1,037	$605
Pro forma	$113	$272	$1,049	$596
Basic and diluted income per share:
As reported	$0.00	$0.01	$0.02	$0.01
Pro forma	$0.00	$0.01	$0.02	$0.01

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information

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

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of December 31, 2004, the Company owned and operated 13 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. Additionally, in April 2004, the Company acquired the assets of Pro Sports Memorabilia (“ProSports”), an e-commerce retailer of sports memorabilia products on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in the first nine months of fiscal 2005 and 2004 was derived in the United States and all of the Company’s assets are located in the United States.

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

Segment information for the nine month periods ended December 31, 2004 and 2003 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2004
Net sales	$12,144	$14,997	$993	$28,134
Intersegment net sales	(2,434)	—	(182)	(2,616)
Operating earnings	970	822	259	2,051
Total assets	10,166	5,740	266	16,172

December 31, 2003
Net sales	$10,509	$5,749	$953	$17,211
Intersegment net sales	(1,123)	—	(104)	(1,227)
Operating earnings	429	875	222	1,526
Total assets	10,064	2,770	200	13,034

Reconciliation to consolidated amounts is as follows:

	YTD FY 2005	YTD FY 2004
Revenues:
Total revenues for reportable segments	$28,134	$17,211
Other revenues	228	369
Eliminations of intersegment revenues	(2,616)	(1,227)

Total consolidated revenues	$25,746	$16,353

Pre-tax income:
Total earnings for reportable segments	$2,051	$1,526
Other loss	(1,337)	(841)
Interest expense	(418)	(141)

Total consolidated income before taxes	$296	$544

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

Segment information for the three month periods ended December 31, 2004 and 2003 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2004
Net sales	$5,972	$9,631	$474	$16,077
Intersegment net sales	(1,501)	—	(96)	(1,597)
Operating earnings	786	1,448	209	2,443
Total assets	10,166	5,740	266	16,172

December 31, 2003
Net sales	$5,018	$4,679	$489	$10,186
Intersegment net sales	(663)	—	(85)	(748)
Operating earnings	421	870	162	1,453
Total assets	10,064	2,770	200	13,034

Reconciliation to consolidated amounts is as follows:

	Q3 FY 2005	Q3 FY 2004
Revenues:
Total revenues for reportable segments	$16,077	$10,186
Other revenues	83	183
Eliminations of intersegment revenues	(1,597)	(748)

Total consolidated revenues	$14,563	$9,621
Pre-tax income:
Total earnings for reportable segments	$2,443	$1,453
Other loss	(516)	(396)
Interest expense	(198)	(50)

Total consolidated income before taxes	$1,729	$1,007

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

4.	Inventories

The components of inventories as of December 31, 2004 are as follows:

Raw materials	$479
Work in process	57
Finished goods, net	9,468

$10,004

5.	Forbearance Agreement

Both our line of credit facility and term note with our primary lender (“MLBFS”), which as of December 31, 2004 had an outstanding balance of approximately $5.3 million, expired by their terms on November 30, 2004. MLBFS has advised us that it does not intend to renew the line of credit facility and term note. We entered into a forbearance agreement on December 31, 2004 with MLBFS pursuant to which MLBFS agreed to forebear from the exercise of its rights and remedies under our line of credit facility and term note and to permit us to repay the outstanding obligations over a period of time ending on April 29, 2005, provided that we repay $1.0 million in partial repayment of outstanding indebtedness to MLBFS by March 31, 2005. Beginning January 1, 2005, we have been obligated to make monthly principal payments to MLBFS in the amount of $20,000. In addition, pursuant to the forbearance agreement, we may not incur any additional senior indebtedness or any additional indebtedness under our credit facility.

We are presently negotiating with third party lenders to replace MLBFS. However, there is no assurance that such additional financing may be obtained, or if available, on terms acceptable to us. Should we not be successful in obtaining additional financing, it could adversely affect our operations and financial condition. Pursuant to the terms of the forbearance agreement, if we fail to repay $1.0 million of indebtedness by March 31, 2005, or all of our obligations are not satisfied in full by April 29, 2005 (including repayment of approximately $4.3 million of outstanding indebtedness after the application of the proceeds from this offering), then MLBFS may, among other things, seize and sell all of our assets or appoint a receiver for our operations.

6.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Through November 1, 2004, Mr. Tannenbaum was a 25% owner in M&S, Inc., a Florida Corporation that owns and operates two Field of Dreams® franchised stores in the state of Florida. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates four Field of Dreams® franchised stores in the states of Nevada and Minnesota.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements, in an arms length transaction on commercially reasonable terms.

For the nine months ended December 31, 2004, M&S and FOD Las Vegas, LLC paid the Company $57 and $249 in royalties, respectively. Additionally, during the first nine months of fiscal 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $162 and $150, respectively. For the nine months ended December 31, 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $51 and $192 in royalties, respectively. During the first nine months of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $190 and $246, respectively.

For the three months ended December 31, 2004, M&S and FOD Las Vegas, LLC paid the Company $32 and $96 in royalties, respectively. Additionally, during the third quarter of fiscal 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $83 and $47, respectively. For the three months ended December 31, 2003, M&S, Inc. and FOD Las Vegas, LLC paid the Company $26 and $71 in royalties, respectively. During the third quarter of fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $119 and $108, respectively.

In April 2002, we entered into a consulting agreement with a corporation wholly-owned by Mr. Battistone. The term of the agreement is through March 31, 2007. We agreed to pay the consultant $145,000 for the first year, $160,000 in each of years two, three and four and $175,000 in year five. We are responsible for all expenses incurred by the consultant in the performance of his duties. The consultant agreed to provide consulting services utilizing his business contacts. Mr. Battistone agreed to continue as Chairman of our Board of Directors.

During the nine and three month periods ended December 31, 2004, the Company paid Dan Marino, a director of the Company, $90 and $0, respectively, for his autograph on inventory items and appearance fees. During the nine and three month periods ended December 31, 2003, the Company paid Mr. Marino $151 and $61, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties. Mr. Marino resigned from our Board of Directors on January 25, 2005.

In August 2004, the Company received an unsecured loan of up to $1.0 million from the brother of the Company’s Chief Executive Officer. This loan was initially due on January 15, 2005 but was extended to April 29, 2005. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The Company performed a valuation to determine the fair value of the stock options

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

issued. The fair value determination was $0.18 per share. The Company capitalized $180 to deferred loan costs and amortized these costs over the initial five month term of the loan. Accordingly, the Company incurred interest expense of $180 and $108 for the nine and three months ended December 31, 2004, respectively.

Effective as of January 15, 2005, on January 25, 2005 we extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004, at the lowest issue or conversion price per share of such securities, as applicable. If the Company consummates its proposed rights offering, the conversion per share price will be $0.03 per share. As of December 31, 2004 and as of February 4, 2005, the outstanding balance of this loan was $1.0 million. We have used the proceeds from these borrowings principally for working capital and general corporate purposes. The value of the beneficial conversion feature embedded in this loan is $4.0 million due to the conversion rate upon default being less than the market value of the common stock on the date the loan agreement was entered into. Should the Company default on this loan the $4.0 million will be expensed in the first quarter of fiscal 2006. In addition on January 25, 2005, the parties terminated the five year option granted pursuant to the note to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share.

To provide the Company with additional working capital, nine senior Company employees, including the Company’s Chairman and Chief Executive Officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee shall receive options to purchase common stock which the number of shares equal to the dollar amount deferred. The five year options shall be exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee will receive a 5% deferral bonus. Effective November 19, 2004, the Company ceased to defer salaries from seven of the nine senior Company employees. On December 31, 2004, stock options to purchase up to 410,615 shares were issued at an exercise price of $0.25 share. These options are exercisable immediately. The Company’s Chairman and Chief Executive Officer continue to defer all but $1 of their monthly salaries and as of December 31, 2004 the Company had accrued $173 of salaries and deferral bonuses for these two executives.

In August 2004, the Company agreed to amend the former Chief Financial Officer’s stock option agreement to reduce the number of options to 250,000 from 500,000. This amendment was agreed to in lieu of canceling the options upon termination of employment, as the former Chief Financial Officer has agreed to provide future consulting services if necessary. These options have an expiration period of three years and are exercisable immediately.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

7.	Legal Proceedings

The Company is a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management has brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas Management’s motion for summary judgment and entered a judgment for Unitas Management for approximately $435. We are formally appealing the judgment and we are unable to predict the results of such appeal. As of December 31, 2004, the Company has no accrual for this matter as the Company believes that the likelihood of a favorable outcome through the appeal process is probable. In order to secure the bond necessary to stay the judgment pending our appeal, we intend to obtain convertible debt financing of approximately $550. If we are unsuccessful in such appeal, the Company’s business and results of operations may be materially and adversely affected. No assurance can be given as to the outcome of the litigation at this time.

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

8.	Commitments

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next three years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

9.	Acquisition

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $750. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of December 31, 2004 is $475 based on a discount rate of 3.5% which the Company determined to be market rate for similar types of loans. The payments are not pursuant to a note payable,

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

not secured or subject to interest. The Company paid an additional $150 after closing leaving an amount due of $500 as of December 31, 2004. This remaining amount will be repaid through monthly payments of $21 each beginning in April 2005 through March 2007.

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

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired. The excess purchase price over the estimated fair market value of the assets and liabilities acquired amounted to $653 and was primarily allocated to certain identifiable intangible assets which have indefinite useful lives. The results of operations of ProSports from April 1, 2004 through December 31, 2004 are included in the accompanying statement of operations for the three and nine months ended December 31, 2004.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for nine and three month periods ended December 31, 2004 and 2003 as if the business combination had occurred at the beginning of each period presented.

	For the nine months ended:		For the three months ended:
	Dec. 31 2004	Dec. 31 2003	Dec. 31 2004	Dec. 31 2003
Net revenue	$25,746	$18,827	$14,563	$11,003
Net income	$227	$484	$1,087	$739
Earnings per share – basic	$0.00	$0.01	$0.02	$0.01
Earnings per share – diluted	$0.00	$0.01	$0.02	$0.01

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

10.	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. We do not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on our financial statements.

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R) Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This standard eliminates the use of APB No. 25, Accounting for Stock Issued to Employees, and will generally require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. This standard is effective on July 1, 2005. This accounting standard will not have a material effect on our operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

11.	Subsequent Events

On January 25, 2005, effective as of January 15, 2005, the Company extended the maturity date of its $1.0 million unsecured Note from the brother of our President and Chief Executive Officer to April 29, 2005 and modified the convertibility feature of such Note to provide for conversion of the Note, only upon an event of default, at the lower of (i) the average closing sales price per a share of common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue our common stock or other convertible securities after December 31, 2004, at the lowest issue or conversion price per share of such securities, as applicable. In addition, the parties terminated the five year option granted pursuant to the note to purchase 1,000,000 shares of common stock at an exercise price of $.25 per share.

On January 28, 2005, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with a proposed rights offering. Upon, and subject to, the approval of our reincorporation, we intend to engage in a rights offering pursuant to which we plan to distribute to each shareholder, at no charge, one non-transferable subscription right for each share of our common stock that such shareholder owned as a holder of record on the record date for the rights offering (which has not yet been determined). Each subscription right entitles a shareholder to purchase two (2) shares of our common stock for each share of our common stock that such shareholder owned on the record date for $0.03 per share ($0.06 per two shares). Shareholders who exercise all of their subscription rights prior to the expiration date of the rights offering (which has not yet been determined) will also have the right to subscribe for additional shares of our common stock at

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

the same subscription price per share, to the extent that other shareholders do not exercise their subscription rights in full, prior to the expiration date. Shareholders will receive rights to purchase shares in, and upon exercise of those rights will receive common shares of, the newly formed Florida corporation. To the extent all shares offered in the rights offering are not subscribed for in full, we will offer those shares to certain of our existing shareholders and outside investors at the subscription price.

On January 12, 2005, we entered into a licensing agreement with Pro Stars, Inc., a corporation in which our Chairman of the Board is an executive officer. Under the terms of the agreement, the Company will receive a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

GENERAL

As used in this Form 10-QSB “we”, “our”, “us” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise. Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. We are engaged in multiple aspects of the sports entertainment and memorabilia industry through a variety of distribution channels.

We generate revenues from:

•	our retail segment which includes our Company owned stores and our e-commerce component;

•	our manufacturing/distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom artwork and other items;

•	our franchise segment through our 20 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

In fiscal 2002 we adopted a plan to focus on expansion into retail stores. The decision to implement this plan was based upon a number of factors including management’s experience in this area, knowledge of the sports memorabilia retail marketplace and prior experiences as a franchisor and as a wholesaler in the sports memorabilia market. We believe that there existed significant synergies between our existing operations and the retail stores which would allow us to achieve efficiencies in our operating expenses and provide for an overall improvement of our operating results.

We also began a strategic acquisition program for the expansion of our e-commerce component. These acquisitions including Fansedge.com in October of 2003 and ProSports Memorabilia.com in April of 2004. These acquisitions present both significant challenges and opportunities for us. Our success depends, in part, on our ability to integrate operations with these companies, manage the growth associated with these entities, and continue to improve the platforms presented by these opportunities.

Historically, the third quarter of our fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations and corporate expenses to support our expansion and growth strategy.

We continue to need available capital to grow our business and to meet our inventory purchase obligations and address our revenue fluctuations. The Company is seeking alternatives to address its financial needs as discussed in liquidity and capital resources.

We set ourselves apart from other companies with our diversified product and services line, as well as our relationships with sports leagues, agents and athletes.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2004 Compared to the Nine Months Ended December 31, 2003

Revenues. Total revenues increased 56.7% to $25.7 million in the first nine months of fiscal 2005 from $16.4 million in the same period last year due primarily to an increase in retail revenues, particularly retail revenues generated through e-commerce as a result of acquisitions (approximately $7.5 million increase). During October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenues through ProSportsmemorabilia.com.

Manufacturing and distribution revenues increased from $10.5 million in the first nine months of fiscal 2004 to $12.1 million in the first nine months of fiscal 2005. Net revenues (after eliminating intercompany sales) increased to $9.7 million in the fiscal 2005 period from $9.4 million in the same period last year. The slight increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $5.7 million in the first nine months of fiscal 2004 to $15.0 million in the same period this year. Our internet retail division, which is primarily comprised of two websites (Fansedge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $10.0 million during the nine months of fiscal 2005 versus $2.5 million during the same period in fiscal 2004. Additionally, retail sales through our company-owned Field of Dreams stores increased from $3.2 million in the first nine months of fiscal 2004 to $5.0 million in the same period this year primarily due the full year effect of stores opened during fiscal 2004 ($1.2 million of increase) and two new stores opened after March 31, 2004 ($572,000 of increase). As of December 31, 2004 we owned and operated 13 company-owned Field of Dreams stores (two stores were closed in late December 2004 as the result of expired leases) and we owned and operated 13 stores as of December 31, 2003.

Franchise operations revenues were $953,000 in the nine month period ending December 31, 2003 compared to $993,000 in the same period this year. The number of franchises operated during each period was the comparable.

The Company realized $373,000 in net management fee revenues in the nine months ending December 31, 2003 versus $228,000 in the same period this year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year period. We will continue to market opportunities for these significant events, however, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for the first nine months of fiscal 2004 was $8.6 million versus $13.9 million in the same period in fiscal 2005, a 61.6% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was 54.1% for the nine months of fiscal 2005 versus 52.6% for the same period a year ago. The change relates to an increase in revenue from our internet division which operates at a lower margin than our retail stores.

Operating expenses increased from $6.9 million in the first nine months of fiscal 2004 to $10.8 million in the same period this fiscal year. The increase relates primarily to incremental operating expenses associated with the full year effect of operating ten new retail stores opened after April 1, 2003 ($1.3 million of increase) and the operation of our e-commerce retail division which commenced operations with the acquisition of FansEdge in October 2003 and ProSports Memorabilia in April 2004 ($2.1 million of increase). As a percentage of sales, operating expenses were consistent in both nine month periods (42.3% for the first nine months of fiscal 2004 and 42.1% this year).

Interest expense, net. Net interest expense increased from $141,000 in the first nine months of fiscal 2004 to $418,000 this year due to higher levels of borrowing including the line of credit, note payable to a related party and amortization of the deferred loan costs relating to the related party loan.

Provision for income taxes. The Company recognized an income tax expense of $118,000 during the current year period versus $216,000 last year. The effective tax rate for both periods was approximately 40%. As of December 31, 2004, the Company has a net deferred tax asset of $935,000. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Revenues. Total revenues increased 52.1% to $14.6 million in the third quarter of fiscal 2005 from $9.6 million in the same period last year due primarily to an increase in retail revenues, particularly retail revenues generated through e-commerce as a result of acquisitions (approximately $4.3 million increase). During October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenue through Prosportsmemorabilia.com.

Manufacturing and distribution revenues increased from $5.0 million in the third quarter of fiscal 2004 to $6.0 million in the third quarter of fiscal 2005. Net revenues (after eliminating intercompany sales) increased to $4.5 million in the third quarter of fiscal 2005 from $4.4 million in the same quarter last year. The slight increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $4.7 million in the third quarter of fiscal 2004 to $9.6 million in the same quarter this year. Our internet retail division, which is primarily comprised of two websites (Fansedge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $6.8 million during the third quarter of fiscal 2005 versus $2.5 million during the same quarter in fiscal 2004. Additionally, retail sales through our company-owned Field of Dreams stores increased from $2.1 million in the third three months of fiscal 2004 to $2.8 million in the same period this year primarily due the full year effect of stores opened during fiscal 2004 ($296,000 of increase) and two new stores opened after March 31, 2004 ($366,000 of increase). As of December 31, 2004 we owned and operated 13 company-owned Field of Dreams stores (two stores were closed in late December 2004 as the result of expired leases) and we owned and operated 13 stores as of December 31, 2003.

Franchise operations revenues were $489,000 in the quarter ending December 31, 2003 compared to $474,000 in the same quarter this year. The base of franchise stores were comparable in both periods.

The Company realized $85,000 in net management fee revenues in the three months ending December 31, 2004 versus $182,000 in the same period last year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year period. We will continue to market opportunities for these significant events, however, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for the third quarter of fiscal 2004 was $5.2 million versus $7.9 million in the same period in fiscal 2005, a 51.9% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was comparable in both periods and was 54.1% for the third quarter of fiscal 2005 versus 54.2% for the same period a year ago.

Operating expenses increased from $3.3 million in the third quarter of fiscal 2004 to $4.7 million in the same period this year. The increase relates primarily to the increased operations of our e-commerce retail division which commenced operations with the acquisition of FansEdge in October 2003 and ProSports Memorabilia in April 2004 ($942 of increase). Additionally, there were incremental operating expenses associated with the full year effect of operating retail stores opened after October 1, 2003 and opening two new stores after January 1, 2004 ($262 of increase). As a percentage of sales, operating expenses were comparable in both three month periods (34.3% for the third quarter of fiscal 2004 and 32.2% this year). The slight percentage improvement is mostly due to a large percentage of operating expenses being fixed in nature.

Interest expense, net. Net interest expense increased from $50,000 in the third quarter of fiscal 2004 to $198,000 this year due to higher levels of borrowing including the line of credit, note payable to a related party and amortization of the deferred loan costs on the related party loan.

Provision for income taxes. The Company recognized an income tax expense of $692,000 during the current year quarter versus $402,000 last year. The effective tax rate for both quarters was approximately 40%. As of December 31, 2004, the Company has a net deferred tax asset of $935,000. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. We do not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on our financial statements.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R) Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This standard eliminates the use of APB No. 25,

Accounting for Stock Issued to Employees, and will generally require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. This standard is effective for periods beginning after December 15, 2005. This accounting standard will not have a material effect on our operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of December 31, 2004 reflects working capital of $3.7 million versus working capital of $6.0 million one year earlier.

At December 31, 2004, the Company’s cash and cash equivalents were $1.7 million, as compared to $772,000 at December 31, 2003. Net accounts receivable at December 31, 2004 were $2.1 million compared to $2.2 million at December 31, 2003.

Cash provided by operations amounted to $1.2 million for the first nine months of fiscal 2005, compared to $246,000 provided by operations in the same period of fiscal 2004. The improvement mostly relates to a significant increase in cash accumulated through e-commerce sales that have yet to be recognized as of December 31, 2004 because the goods did not yet ship as of that date (classified as Deferred Credits on our balance sheet). In October 2004, the Company changed an operational policy to collect payment on all orders processed through our websites at the time the order was placed. Prior to this change, the Company collected payment on orders at the time of shipment. In both situations, the Company recognizes revenue at the time of shipment. Cash used in investing activities were comparable in both nine month periods ($698,000 in the first nine months of fiscal 2005 versus $725,000 last year). Cash provided by financing activities were also comparable in both nine month periods ($905,000 in the first nine months of fiscal 2005 versus $1.1 million last year) with the slight increase relating to the timing of certain borrowings.

To provide the Company with additional working capital, nine senior Company employees, including the Company’s Chairman and Chief Executive Officer, agreed to defer all but $1,000 of their monthly salary effective August 1, 2004. Effective November 19, 2004, the Company ceased to defer salaries from seven of the nine senior Company employees. The Company’s Chairman and Chief Executive Officer continue to defer all but $1,000 of their monthly salaries and as of December 31, 2004 the Company had accrued $173,000 of salaries and deferral bonuses for these two executives. The Company is continuing to review its operational expenses and examining ways to reduce costs on a going-forward basis.

In order to satisfy working capital needs, during the second quarter of fiscal 2005, we received an unsecured loan to borrow up to $1.0 million due January 15, 2005 from the brother of our president and chief executive officer. The initial advance of $700,000 as of September 30, 2004, was used for working capital purposes. As of December 31, 2004 the remaining $300,000 has been funded and used. In consideration for such loan, we have agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. Effective as of January 15, 2005, on January 25, 2005 we extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004, at the lowest issue or conversion price per share of such securities, as applicable. Also, the five year options to purchase 1,000,000 shares of common stock at an exercise prices of $0.25 per share were canceled effective January 15, 2005.

Both our line of credit facility and term loan with our primary lender (“MLBFS”), which as of December 31, 2004 together had an outstanding balance of approximately $5.3 million, expired by its terms on November 30, 2004. MLBFS has advised us that it does not intend to renew the line of credit facility and term loan. We entered into a forbearance agreement on December 31, 2004 with MLBFS pursuant to which MLBFS agreed to forebear from the exercise of its rights and remedies under our line of credit facility and term loan and to permit us to repay the outstanding obligations over a period of time ending on April 29, 2005, provided that we repay $1.0 million in partial repayment of outstanding indebtedness to MLBFS by March 31, 2005. Beginning January 1, 2005, we have been obligated to make monthly principal payments to MLBFS in the amount of $20,000. In addition, pursuant to the forbearance agreement, we may not incur any additional senior indebtedness or any additional indebtedness under our credit facility.

We are presently negotiating with third party lenders to replace MLBFS. However, there is no assurance that such additional financing may be obtained, or if available, on terms acceptable to us. Should we not be successful in obtaining additional financing, it could adversely affect our operations and financial condition. Pursuant to the terms of the forbearance agreement, if we fail to repay $1.0 million of indebtedness by March 31, 2005, or all of our obligations are not satisfied in full by April 29, 2005, then MLBFS may, among other things, seize and sell all of our assets or appoint a receiver for our operations. We may be unable to restructure or refinance our debt, obtain additional equity financing or sell assets on satisfactory terms or at all.

On January 28, 2005, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with a proposed rights offering. Upon, and subject to, the approval of our reincorporation, we intend to engage in a rights offering pursuant to which we plan to distribute to each shareholder, at no charge, one non-transferable subscription right for each share of our common stock that such shareholder owned as a holder of record on the record date for the rights offering (which has not yet been determined). Each subscription right entitles a shareholder to purchase two (2) shares of our common stock for each share of our common stock that such shareholder owned on the record date for $0.03 per share ($0.06 per two shares). Shareholders who exercise all of their subscription rights prior to the expiration date of the rights offering (which has not yet been determined) will also have the right to subscribe for additional shares of our common stock at the same subscription price per share, to the extent that other shareholders do not exercise their subscription rights in full, prior to the expiration date. Shareholders will receive rights to purchase shares in, and upon exercise of those rights will receive common shares of, the newly formed Florida corporation. To the extent all shares offered in the rights offering are not subscribed for in full, we will offer those shares to certain of our existing shareholders and outside investors at the subscription price. This does not constitute an offer of any securities for sale.

In the event that all of the shares offered in the rights offering are sold for cash, we expect to use the net cash proceeds of the rights offering, which are estimated to be approximately $3,261,792 after payment of the expenses of the rights offering, as follows:

Purpose	Approximate Dollar Amount
Repayment of a portion of the MLBFS Indebtedness	$1,000,000
Repayment of the related party note payable	1,000,000
Working capital	1,261,792

Total	$3,261,792

In the event that less than all of the shares offered under the rights offering are sold for cash, we currently intend to allocate the net proceeds in the priority of the following categories: (i) repayment of $1.0 million of our outstanding indebtedness to MLBFS under our line of credit facility pursuant to the forbearance agreement, (ii) repayment of the related party note payable and (iii) working capital and general corporate purposes.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of December 31, 2004 we owned and operated 13 stores. The leases for two under-performing stores expired in late December 2004 and we elected to not renew those leases. We are currently exploring the options available with respect to other under-performing locations. This may include additional future closings and/or conversions to franchise stores.

The Company is a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management has brought a claim against the Company for damages of up to $419,000, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas Management’s motion for summary judgment and entered a judgment for Unitas Management for approximately $435,000. We are formally appealing the judgment and we are unable to predict the results of such appeal. As of December 31, 2004, the Company has no accrual for this matter as the Company believes that the likelihood of a favorable outcome through the appeal process is probable. In order to secure the bond necessary to stay the judgment pending our appeal, we intend to obtain debt financing of approximately $550,000. If we are unsuccessful in such appeal, the Company’s business and results of operations may be materially and adversely affected. No assurance can be given as to the outcome of the litigation at this time.

The Company is continuing to review its operational expenses and examining ways to reduce costs on a going-forward basis. In addition, the Company’s stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for its shareholders. Accordingly, the Company believes that it may have been unable to realize the principal benefits of a public ownership. Additionally, the Company will be required in fiscal 2006 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. The Company expects that these and other compliance costs of a public company will increase significantly. As a result of the foregoing, the Company has, from time-to-time considered, and expects from time-to-time to continue to consider strategic alternatives to maximize shareholder value, including terminating its status as a public company and going private transactions and delisting its common stock.

We have not created and are not a party to any special purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. However, we may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Except as described herein, our management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect our ability to operate and grow as planned, other than those previously disclosed.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, based upon the evaluation of these controls and procedures required by paragraph (b) of 13a-15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, have concluded that as of the date of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the period covered by this report.

Part II. Other Information

Item 1.  Legal Proceedings.

The Company is a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management has brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas Management’s motion for summary judgment and entered a judgment for Unitas Management for approximately $435. We are formally appealing the judgment and we are unable to predict the results of such appeal. As of December 31, 2004, the Company has no accrual for this matter as the Company believes that the likelihood of a favorable outcome through the appeal process is probable. In order to secure the bond necessary to file the appeal, we intend to obtain convertible debt financing of approximately $550. If we are unsuccessful in such appeal, the Company’s business and results of operations may be materially and adversely affected. No assurance can be given as to the outcome of the litigation at this time.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

No.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

8-K filed December 14, 2004. Item 5.02 - announcing the termination of our CFO.

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on February 14, 2005.

DREAMS, INC.

/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002