Form 10KSB
period 2005-03-31
DREAMS INC
filed 2005-07-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT

UNDER

SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2005

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

Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $32,997,000

The aggregate market value of the common equity held by non-affiliates as of June 30, 2005 was $5,831,492.

The number of shares outstanding of the issuer’s common stock as of June 30, 2005 is 178,102,720.

Transitional Small Business Disclosure Format (check one):    ☐  Y    ☒  N

FORM 10-KSB

i

Part I

Item 1. Description of Business.

General.

As used in this Form 10-KSB “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Dreams, Inc. is a Utah Corporation which was formed in 1980. Dreams operates in three business segments:

Retail. The retail segment represents the Company owned Field of Dreams® retail stores and its e-commerce business operations including FansEdge.com (acquired in October 2003) and ProSportsMemorabilia.com (acquired in April 2004). There are currently 13 Company-owned and operated Field of Dreams® stores. The e-commerce component of the segment consists of two e-commerce retailers selling a diversified selection of sports licensed products and memorabilia on the Internet.

Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork and reproductions and acrylic cases. These operations are principally conducted through our wholly-owned subsidiary, doing business as Mounted Memories.

Franchise. This segment represents the results of the Company’s franchise program. The Company is in business of selling Field of Dreams® retail store franchises in the United States. There are currently 18 Field of Dreams® franchise stores open and operating.

Retail Segment.

Retail Stores.

In March 2002, we entered into the retail business with the purchase of two existing Field of Dreams® franchises including inventory on hand as of the acquisition date. As of June 30, 2005, we currently own and operate 13 Field of Dreams® retail stores. The Company may identify other franchised stores which it may purchase from time to time as it believes is appropriate. The Company will also evaluate the opening of new retail operations. Stores are located in high traffic areas in regional shopping malls. The stores average approximately 1,000 square feet. The average cost of opening a new Company-owned retail store in fiscal 2005 is approximately $100,000 per store. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our stores. During fiscal 2005 and 2004 we had royalty fees of $58,850 and $40,296, respectively.

A store typically has a full time manager and full time assistant manager in addition to hourly personnel, most of whom work part time. The number of hourly sales personnel in each store fluctuates depending upon our seasonal needs. Our stores are generally open seven days per week and generally ten hours per day.

Set forth below is a listing of our stores as of June 30, 2005, their location and the date opened.

City	Store Location	Date Opened
Denver, CO	Park Meadows Mall	March 2002

Detroit, MI	Somerset Mall	March 2002

Chicago, IL	Woodfield Mall	October 2002

Norfolk, VA	MacArthur Center	October 2002

San Diego, CA	Horton Plaza	November 2002

Paramus, NJ	Garden State Plaza	May 2003

San Francisco, CA	Pier 39	September 2003

Glendale, CA	Glendale Galleries	October 2003

Beverly Hills, CA	Beverly Center	November 2003

Farmington, CT	West Farms Mall	November 2003

Wellington, FL	Wellington Green	November 2003

Denver, CO	Cherry Creek Mall	May 2004

Scottsdale, AZ	Scottsdale Fashion Square	June 2004

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

www.FansEdge.com,

www.prosportsmemorabilia.com,

www.sportcases.com and

www.peterose.com.

This division’s business strategy is to

strengthen its brands, improve customer service, expand its catalog and increase buying power;

target new customers;

transform shoppers into customers and customers into repeat customers; and operate efficiently.

FansEdge maintains strategic alliances with Amazon.com in which the FansEdge brand and its products are sold in the apparel and sporting section of the Amazon.com website. This division will continue to expand its marketing practices and seek strategic alliances with other companies and brands in addition to marketing its products as currently marketed.

We fulfill the orders generated through our website sales through third-party fulfillment and products shipped out of our warehouse facilities in Sunrise, Florida, Chicago, Illinois and Denver, Colorado. Our distribution network enables us to provide immediate delivery service to our online customers. It is our goal to distribute online merchandise within 48 hours of receiving an order.

Manufacturing/Distribution Segment.

Mounted Memories.

Mounted Memories (“MMI”) is a wholesaler of sports and celebrity memorabilia products and acrylic cases. MMI also organizes, operates and participates in hobby and collectible shows. The Company has non-exclusive informal agreements with numerous well-known athletes who frequently provide autographs at agreed-upon terms. The Company also enters into exclusive agreements with athletes. The Company has entered into an exclusive arrangement with Dan Marino who is a former member of the board of directors. Through its relationships with athletes, agents and other persons and entities in the sporting industry, MMI is able to arrange for the appearance of popular athletes and celebrities at collectible shows, and at the same time, generate inventory for future sales from the warehouse. The Company negotiates directly with the athlete or with the athlete’s agent to determine contract specifics. These contracts are formal in that they stipulate the logistic specifics, payment terms and number of autographs to be received. The Company generally receives a fee when it arranges an athlete for a corporate event.

MMI has been in business since 1989 and has achieved its industry leading status partly due to its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI manufacturers a very large selection and supply of acrylic cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is plastic. There are many vendors who sell plastic throughout South Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual suppliers represent more than ten percent of the Company’s total fiscal 2005 or fiscal 2004 purchases.

MMI’s customer base varies greatly and includes, for example, internet companies, traditional catalog retailers and retail stores which sell sports and celebrity memorabilia products and cases. Field of Dreams® franchise and company-owned stores purchase products from MMI. No customer provided greater than ten percent of MMI’s total fiscal 2005 or 2004 revenue. MMI pays annual license fees to Major League Baseball and the National Football League.

The sports memorabilia industry faces several challenges, most notably the assurance of product authenticity. Through its caution in only selling items produced internally or purchased from authorized agents, witnessed by an MMI representative, MMI avoids significant authenticity problems. MMI uses approximately 5,000 square feet of its warehousing facilities for shipping. MMI has achieved a positive reputation in its industry for timely and accurate shipments and commits to shipping orders within 72 hours of order receipt. Additionally, through the implementation of advanced and effective fulfillment techniques and processes, and utilization of the most current shipping software, MMI has experienced very low breakage over the past several years.

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

Franchising.

Our standard franchise provides a franchisee the right to open and operate a single Field of Dreams® store at a single specified location. Franchisees pay DFC $10,000 upon execution of a standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC’s general practice that the term of standard franchise agreements concur with the term of the franchisee’s lease. In addition to sublicensing the right to use the Field of Dreams® name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams® store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. DFC also makes the same training available to a reasonable number of the franchisee’s employees. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. DFC also reserves the right to change the name used in the system from Field of Dreams® to any other name and require all franchisees to discontinue any use of any aspect of the system or the name Field of Dreams®. DFC has reserved this right in its franchise agreements to provide for the event that it determines that another name would be better for its franchise system, that the royalty it pays to USL in connection with use of the name is excessive or if DFC should breach the terms of the USL license and lose the right to use the Field of Dreams® name. Royalties from the largest franchisee accounted for less than one percent of the Company’s fiscal 2005 and 2004 consolidated revenues.

DFC imposes certain controls and requirements on Field of Dreams® franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams® name. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and USL as insured parties. Franchisee’s rights under the standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold. DFC sold no standard franchises during the fiscal year ended March 31, 2005.

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

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its 16-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and NASCAR.

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

Employees.

The Company employs one hundred forty-two (142) full-time employees and twenty-six (26) part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third quarter of our fiscal year, primarily due to holiday sales. Approximately 43% and 44% of our revenues were generated in the third quarter of fiscal 2005 and fiscal 2004, respectively. Management believes that the percentage of revenues in the third fiscal quarter will increase in future fiscal years as we grow the retail segment.

Item 2. Description of Property.

The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 4,500 square feet of office space and expires in June 2008. The Company’s principal executive offices are located at the Plantation, Florida facility.

As of March 31, 2005, our primary manufacturing/warehouse facility in Sunrise, Florida had approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term with occupancy costs of approximately $32,000 per month with 3% annual increases.

Our 13 company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2013 with initial terms of 7 to 10 years. We also lease a warehouse facility in Denver, Colorado which has approximately 3,000 square feet as well as a lease in Chicago which expires in October 2005.

Item 3. Legal Proceedings.

The Company was a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management had brought a claim against the Company for damages of up to $419,000, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas Management, Inc.’s Motion for Summary Judgment and entered a judgment for Unitas Management, Inc. for approximately $433,000. The Company appealed the judgment and on May 4, 2005, the United States District Court for the District of Maryland overturned the decision of the Bankruptcy Court and directed judgment in favor of the Company. On June 24, 2005, Unitas Management appealed the District Court decision to the United States District Court of Appeals.

We are involved from time to time with legal proceedings arising in the ordinary course of business. The Company is not presently involved in any other litigation, the result of which would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals, under the symbol “DRMS.” The high and low bids of the Company’s common stock for each quarter during fiscal years ended March 31, 2004 and 2005 are as follows:

Fiscal Year Ended March 31, 2004:

	High Bid Price	Low Bid Price
First Quarter	$.24	$.14
Second Quarter	.20	.07
Third Quarter	.21	.11
Fourth Quarter	.35	.13

Fiscal Year Ended March 31, 2005:

	High Bid Price	Low Bid Price
First Quarter	$.45	$.25
Second Quarter	.36	.20
Third Quarter	.23	.20
Fourth Quarter	.18	.05

On June 30, 2005, the high bid price was $0.06 and the low bid price was $0.05 for the Company’s common stock.

Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are four hundred thirty-two (432) record owners of the Company’s common stock as of June 30, 2005.

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes.

EQUITY COMPENSATION PLANNING INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	3,936,809	$0.21	0
Total	3,936,809	$0.21	0

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

Management’s Overview

We are engaged in multiple aspects of the sports entertainment and memorabilia industry through a variety of distribution channels.

We generate revenues from:

our retail segment which includes our Company owned stores and our e-commerce component;

our manufacturing distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom artwork and other items;

our franchise program through our 18 Field of Dreams® franchise stores presently owned and operated; and

our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

In 2002 we adopted a plan to focus on expansion into retail stores. The decision to implement this plan was based upon a number of factors including management’s experience in this area, knowledge of the sports memorabilia retail marketplace and prior experiences as a franchisor and as a wholesaler in the sports memorabilia market. We believe that there existed significant synergies between our existing operations and the retail stores which would allow us to achieve efficiencies in our operating expenses and provide for an overall improvement of our operating results.

We also began a strategic acquisition program for the expansion of our e-commerce component. These acquisitions included FansEdge.com in October of 2003 and ProSports Memorabilia.com in April of 2004. These acquisitions present both significant challenges and opportunities for us. Our success depends, in part, on our ability to integrate operations with these companies, manage the growth associated with these entities, and continue to improve the platforms presented by these opportunities.

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

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of March 31, 2005 and 2004.

Goodwill

The Company performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. For example, such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. The Company performs an annual fair value assessment of its goodwill on March 31 on each year, and no impairment was noted in fiscal 2005 or 2004.

Fiscal Years

The Company’s fiscal year ends each March 31, and the fiscal years ended March 31, 2005 and March 31, 2004 are referred to as “fiscal 2005” and “fiscal 2004,” respectively. Certain prior period amounts have been reclassified to conform with the current year financial statement presentation.

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

RESULTS OF OPERATIONS

Fiscal 2005 Compared to Fiscal 2004

Revenues. Total revenues increased 51.4% to $33.0 million in fiscal 2005 from $21.8 million last year due primarily to an increase in retail revenues, particularly retail revenues generated through e-commerce as a result of acquisitions (approximately $9.5 million increase). During October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenues through ProSportsmemorabilia.com.

Manufacturing and distribution revenues increased from $14.0 million in fiscal 2004 to $15.9 million in fiscal 2005. Net revenues (after eliminating intercompany sales) increased slightly to $12.9 million in fiscal 2005 from $12.6 million last year. The slight increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $7.5 million in fiscal 2004 to $18.8 million this year. Our internet retail division, which is primarily comprised of two websites (FansEdge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The Company then purchased ProSportsmemorabilia.com in April 2004. The internet division had retail sales of $13.0 million in fiscal 2005 versus $3.5 million in fiscal 2004. Additionally, retail sales through our company-owned Field of Dreams stores increased from $4.0 million in fiscal 2004 to $5.9 million this year primarily due the full year effect of eight stores opened during fiscal 2004 ($1.8 million of increase). As of March 31, 2005 and March 31, 2004 we owned and operated 13 company-owned Field of Dreams stores (two stores were closed in late December 2004 as the result of expired leases).

Franchise operations revenues were $1.2 million in each fiscal 2005 and fiscal 2004. The number of franchises operated during each period was comparable.

The Company realized $615,000 in net management fee revenues in fiscal 2004 versus $324,000 this year. The decrease relates to a reduction in the frequency of significant athlete marketing events in the current year. We will continue to market opportunities for these significant events, however, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for fiscal 2004 was $11.9 million versus $18.2 million in fiscal 2005, a 53.0% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was comparable in both periods and was 55.2% for fiscal 2005 versus 54.6% for fiscal 2004.

Operating expenses increased from $10.2 million in fiscal 2004 to $14.4 million this year. The increase relates primarily to incremental operating expenses associated with the full year effect of operating eight new retail stores opened after April 1, 2003 ($1.3 million of increase) and the operation of our e-commerce retail division which commenced operations with the acquisition of FansEdge in October 2003 and ProSports Memorabilia in April 2004 ($2.7 million of increase). As a percentage of total revenue, operating expenses decreased from 46.8% in fiscal 2004 to 43.7% in fiscal 2005 due to increased revenues and a portion of the operating expenses being fixed in nature.

Interest expense, net. Net interest expense increased from $191,000 in fiscal 2004 to $585,000 this year due to higher levels of borrowing including the line of credit, note payable to a related party and amortization of the deferred loan costs relating to the related party loan.

Provision for income taxes. The Company recognized an income tax benefit of $174,000 in fiscal 2005 and an income tax benefit of $283,000 in fiscal 2004 due to pre-tax losses in each fiscal year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of March 31, 2005 reflects working capital of $7.1 million versus working capital of $411,000 one year earlier. The increase is due to the refinancing of the Merrill Lynch credit facility.

At March 31, 2005, the Company’s cash and cash equivalents were $211,000, compared to $319,000 at March 31, 2004. Net accounts receivable at March 31, 2005 were $1.8 million compared to $1.4 million at March 31, 2004.

Cash used in operations amounted to $549,000 for fiscal 2005, compared to $1.7 million used in operations in fiscal 2004. The improvement mostly relates to a reduction in the net operating loss and an increase in accounts payable and accrued expenses due to the Company’s poor liquidity position. Cash used in investing activities were comparable in both fiscal periods ($461,000 fiscal 2005 versus $689,000 last year).

To provide us with additional working capital, nine of our senior employees, including our chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased on November 19, 2004 for each of our senior employees other than our president and chief executive officer and our chairman, which continued in effect until February 2005 for our chairman and June 2005 for our president and chief executive officer. On December 31, 2004, stock options to purchase up to 410,615 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. We accrued $285,000 of salaries and deferral bonuses for these two executives ($212,000 of the aggregate accrued salary to the Company’s president and chief executive officer and $73,000 of the consulting fees to the Company’s chairman of the board). In May 2005, all of the chairman of the board’s accrued consulting fees were satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of consulting fees and $148,000 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The Company currently owes its president the remaining balance of $63,000.

In order to satisfy working capital needs, during the second quarter of fiscal 2005, we received an unsecured loan to borrow up to $1.0 million due January 15, 2005 from the brother of our president and chief executive officer. The initial advance of $700,000 as of September 30, 2004, was used for working capital purposes. As of December 31, 2004, the remaining $300,000 has been funded and used. In consideration for such loan, we have agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. Effective as of January 15, 2005, on January 25, 2005 we extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004, at the lowest issue or conversion price per share of such securities, as applicable. Also, the five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share were canceled effective January 15, 2005. On May 31, 2005, the Company’s president agreed to assume the Company’s obligations under the loan. In consideration for such transaction, the Company’s president received 33,333,333 shares of our common stock.

Both our line of credit facility and term loan with MLBFS, which as of December 31, 2004 together had an outstanding balance of approximately $5.3 million, expired by its terms on November 30, 2004. MLBFS advised us that it did not intend to renew the line of credit facility and term loan. We entered into a forbearance agreement on December 31, 2004 with MLBFS pursuant to which MLBFS agreed to forebear from the exercise of its rights and remedies under our line of credit facility and term loan and to permit us to repay the outstanding obligations over a period of time ending on April 29, 2005, provided that we repay $1.0 million in partial repayment of outstanding indebtedness to MLBFS by March 31, 2005. On March 11, 2005, MLBFS agreed to extend the initial repayment date to April 15, 2005. Beginning January 1, 2005, we have been obligated to make monthly principal payments to MLBFS in the amount of $20,000.

On May 11, 2005, the Company completed its rights offering. Pursuant to the terms and conditions of the rights offerings, the Company issued 121,739,525 shares of its common stock. The Company received approximately $3.7 million in new capital from the rights offering, which consisted of approximately $2.2 million of cash proceeds and approximately $1.5 million of then current debt obligations and accrued liabilities being converted into shares of the Company’s common stock on the same terms and conditions as set forth in the rights offering.

$1,000,000 of the proceeds of the rights offering was used in partial payment of indebtedness under the Company’s line of credit to MLBFS pursuant to an amended forbearance agreement. Additionally, the following obligations were satisfied by the issuance of shares of the Company’s common stock in lieu of payment of the subscription price (at the equivalent issue price of $0.03 per share): (i) $1.0 million of indebtedness to the brother of the Company’s president and chief executive office; (ii) approximately $150,000 of accrued salary to the Company’s president and chief executive officer; (iii) $73,000 of accrued consulting fees owed to the Company’s chairman of the board pursuant to a consulting agreement; and (iv) the obligation to pay approximately $200,000 from principal amount of indebtedness to a third party was transferred to the Company’s chairman. The chairman was the guarantor of such note.

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries and an affiliate. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit have been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at Libor plus 2%.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of December 31, 2004, we owned and operated 13 stores. The leases for two under-performing stores expired in late December 2004 and we elected to not renew those leases. We are currently exploring the options available with respect to other underperforming locations. This may include additional future closings and/or conversion to franchise stores.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. Accordingly, we believe that we may have been unable to realize the principal benefits of a public ownership. Additionally, we will be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value, including terminating our status as a public company, going private and delisting our common stock.

We have not created and are not a party to any special purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. However, we may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Except as described herein, our management is not aware of any known trends or demands, commitments, events or uncertainties, as they relate to liquidity which could negative affect our ability to operating and grow as planned, other than those previously disclosed.

NEW ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123R is April 1, 2006. The Company does not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s consolidated statement of operations or balance sheet.

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

Item 7. Financial Statements.

DREAMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dreams, Inc.

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and Subsidiaries (the “Company”) as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

June 24, 2005

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	March 31, 2005	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$211	$319
Accounts receivable, net	1,738	1,388
Inventories	10,135	9,168
Prepaid expenses and deposits	1,225	734
Deferred loan costs	39	—
Deferred tax asset	345	401

Total current assets	13,693	12,010

Property and equipment, net	1,534	1,373
Goodwill, net	1,932	1,932
Other intangible assets, net	4,062	2,586
Deferred tax asset	877	653
Other long-term assets	194	—

	$22,292	$18,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,466	$1,485
Accrued liabilities	2,154	1,018
Short-term notes payable	1,446	108
Current portion of long-term debt	320	362
Borrowings against line of credit	—	4,287
Deferred credits	158	47

Total current liabilities	$6,544	$7,307

Long-term debt, less current portion	1,178	876
Borrowings against line of credit	4,499	—

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; issued 56,363,195 and 56,363,195 shares, respectively	22,845	22,682
Accumulated deficit	(12,774)	(12,311)

Total stockholders’ equity	10,071	10,371

	$22,292	$18,554

The accompanying notes are an integral part of these consolidated financial statements.

Dreams,	Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended March 31, 2005 and 2004

(Dollars in Thousands, except share and earnings per share amounts)

	March 31, 2005	March 31, 2004
Revenues:
Wholesale/Distribution	$12,922	$12,648
Retail	18,833	7,489
Management fees, net	324	615
Franchise fees and royalties	899	1,018

Total revenues	32,978	21,770

Expenses:
Cost of sales – wholesale/distribution	7,303	8,305
Cost of sales – retail	10,934	3,613
Operating expenses	14,418	10,199
Depreciation and amortization	375	239

Total expenses	33,030	22,356

Loss from operations before interest and income taxes	(52)	(586)

Interest expense, net	585	191

Loss from operations before income taxes	(637)	(777)

Income tax benefit	(174)	(283)

Net loss	$(463)	$(494)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	56,363,195	56,677,584

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended March 31, 2004 and 2005

(Dollars in Thousands, except share amounts)

	Shares Outstanding	Common Stock	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity
Balance at March 31, 2003	56,961,435	$22,860	$(11,817)	$(170)	$10,873
Redemption of common stock (as settlement of advances to related party)	(98,240)	(19)	—	—	(19)
Cancellation of shares upon settlement (Note 11)	(500,000)	(170)	—	170	—
Non-cash compensation	—	11	—	—	11
Net loss	—	—	(494)	—	(494)

Balance of March 31, 2004	56,363,195	22,682	(12,311)	—	10,371
Stock options issued in connection with related party loan	—	140	—	—	140
Modification of stock option agreement	—	23	—	—	23
Net loss	—	—	(463)	—	(463)

Balance of March 31, 2005	56,363,195	$22,845	$(12,774)	$—	$10,071

The accompanying notes are an integral part of this consolidated financial statement.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2005 and 2004

(Dollars in Thousands)

	Fiscal 2005	Fiscal 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(463)	$(494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	300	214
Intangible assets	75	25
Noncash compensation	—	11
Deferred tax benefit	(169)	(283)
Change in assets and liabilities, net of acquisition:
Accounts receivable	(350)	(124)
Inventories	(997)	(753)
Prepaid expenses and deposits	(490)	(546)
Accounts payable	981	354
Accrued liabilities	453	(8)
Deferred credits	111	(63)

Net cash used in operating activities	(549)	(1,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	—	50
Purchase of property and equipment	(461)	(739)

Net cash used in investing activities	(461)	(689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	4,869	10,966
Repayments to line of credit	(4,657)	(8,730)
Repayments on notes payable	(310)	(351)
Proceeds from notes payable	1,000	644

Net cash provided by financing activities	902	2,529

Net (decrease) increase in cash and cash equivalents	(108)	173

Cash and cash equivalents at beginning of period	319	146

Cash and cash equivalents at end of period	$211	$319

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The fiscal years ended March 31, 2005 and March 31, 2004 are herein referred to as “fiscal 2005” and “fiscal 2004”, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties and advertising royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations.

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

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. These expenses were $1.6 million and $780 in fiscal 2005 and 2004, respectively.

Inventories

Inventories, consisting primarily of sports memorabilia products, prepaid autographs and acrylic cases, are valued at the lower of cost or market. Cost is determined using the first-in, first-out, specific identification and average cost methods. Prepaid autographs represent amounts paid for the rights to certain autographs to be received in the next twelve months.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and as of March 31, 2005 and 2004 performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and no impairment was noted.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

Long-lived assets and certain amortizable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such asset and eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2005 and 2004, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average of common shares outstanding including the dilutive effect of common stock equivalents. Common stock equivalents have been excluded from the diluted per share calculation in fiscal 2004 and fiscal 2005, as the Company incurred a net loss in these years and their inclusion would have been anti-dilutive. Potential common stock equivalents at March 31, 2004 were stock options to purchase 4,200,250 shares of common stock with exercise prices ranging from $0.15 to $0.35 per share. Potential common stock equivalents at March 31, 2005 were stock options to purchase 3,936,809 shares of common stock with exercise prices ranging from $0.15 to $0.25 per share.

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

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123:

	Fiscal 2005	Fiscal 2004
Net loss:
As reported	$(463)	$(494)
Pro forma	$(544)	$(644)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

There was no stock-based employee compensation expense included in net loss in fiscal 2005 or 2004. The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

In accordance with the requirements of SFAS 123, the fair value of each employee option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005 and 2004: no dividend yield; expected volatility of 130%, risk-free interest rates of 4% and 2% respectively and expected holding periods of three years.

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

New Accounting Pronouncements

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123R is April 1, 2006. The Company does not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s consolidated statement of operations or balance sheet.

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

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of March 31, 2005 is $461 based on a discount rate which the Company determined to be market rate for similar types of loans. The payments are not pursuant to a note payable, not secured or subject to interest. The Company paid an additional $150 after closing leaving an amount due of $500 as of March 31, 2005. This remaining amount will be repaid through monthly payments of $21 each beginning in April 2005 through March 2007.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

2.	Acquisition of Business (Continued)

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition:

Purchase price	$683
Current assets, net	(30)
Intangible assets	(653)

Liabilities	$—

Primarily all of the $653 of acquired intangible assets represents indefinite lived intellectual property. The remaining amount represents intangible assets such as customer lists which have been assigned useful lives of three years.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired. The excess purchase price over the estimated fair market value of the assets and liabilities acquired amounted to $653 and was primarily allocated to certain identifiable intangible assets which have indefinite useful lives. The results of operations of ProSports from April 1, 2004 through March 31, 2005 are included in the accompanying statement of operations for fiscal 2005.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for fiscal 2004 as if the business combination had occurred at the beginning of the period. The operations of ProSports are included in the Company’s operations for all of fiscal 2005.

Fiscal 2004
Net revenue	$25,204
Net loss	(175)
Earnings per share – basic	$0.00
Earnings per share – diluted	$0.00

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

During October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web, in order to further support our e-commerce initiative. The Company did not issue any consideration for this purchase other than the assumptions of the Fansedge liabilities. However, the prior shareholders of Fansedge are entitled to additional consideration based on 25% of the earnings before interest and taxes (“EBIT”) of Fansedge for four years after the date of the acquisition. The amount of additional consideration is based on a formula defined in the purchase agreement and is not limited to a certain amount. The Company shall have the right to terminate the consideration to be received by the Fansedge shareholders in certain circumstances based upon the financial performance of Fansedge and Dreams’ cost of investment. In the event Dreams exercises its termination rights, the former Fansedge shareholders shall have the right to repurchase certain agreed upon assets of Fansedge based upon certain Dreams’ acquisition and other related costs. As of March 31, 2005, the Company accrued additional purchase consideration of $270 of which $75 relates to fiscal 2004 and $195 relates to fiscal 2005.

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

Of the $595 of acquired intangible assets, $560 was assigned to indefinite lived intellectual property, $30 was assigned to internally developed software, and $6 was assigned to customer lists. The internally developed software has been assigned a useful life of five years and the customer lists have been assigned useful lives of three years. In the fourth quarter of fiscal 2005, the Company recorded additional intangible assets and additional purchase consideration of $683 to accrue for the excess of the fair value of the net assets acquired over the consideration paid in accordance with SFAS141 “Business Combinations”.

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

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of March 31, 2005 and 2004, the allowance for doubtful accounts was $54 and $78, respectively.

4.	Inventories

The components of inventories are as follows:

	March 31, 2005	March 31, 2004
Raw materials	$372	$213
Work in process	105	23
Finished goods, net	9,658	8,932

	$10,135	$9,168

The reserve for slow moving inventory was $491 at both March 31, 2005 and 2004.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

5.	Property and Equipment

The components of property and equipment as of March 31 are as follows:

	2005	2004
Leasehold improvements	$699	$486
Machinery and equipment	200	174
Office and other equipment and fixtures	1,627	1,405
Transportation equipment	47	47

	2,573	2,112

Less accumulated depreciation and amortization	(1,039)	(739)

	$1,534	$1,373

6.	Intangible Assets

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during fiscal 2005 and fiscal 2004 performed fair value based impairment tests on its goodwill and other intangible assets and no impairment was noted.

As of March 31, 2005 and 2004, the Company has total consolidated goodwill, net of accumulated amortization, of $1.9 million, all of which is allocated to the Manufacturing/Distribution segment.

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The Company’s intangible assets subject to amortization represent primarily a seven year non-compete agreement entered into in fiscal 2002 with a net book value of $100 and $125 as of March 31, 2005 and 2004, respectively.

As of March 31, 2005 and 2004, intangible assets not subject to amortization consists of the following:

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

6.	Intangible Assets (Continued)

	March 31, 2005		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$2,015	$83	$2,015	$83
Trademark	4,097	210	2,635	210

	$6,112	$293	$4,650	$293

7.	Line of Credit

At March 31, 2005, the Company had a formula-based revolving line of credit which allowed the Company to borrow up to $5.5 million for working capital purposes based on eligible accounts receivable and inventories. The balance outstanding as of March 31, 2005 was approximately $4.5 million. The line of credit carries a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper” rate (5.6% at March 31, 2005). The line of credit is collateralized by the Company’s accounts receivable and inventories. The line of credit matured in November 2004. The Company’s lender has advised that it did not intend to renew the line of credit. The Company in turn entered into a forbearance agreement on December 31, 2004 with the lender pursuant to which the lender agreed to forbear from exercise its rights or remedies under the line of credit facility and term loan agreement, and to permit the Company to repay the outstanding obligations over a period of time. Under this forbearance agreement, the fixed interest charge was increased from 2.4% to 4%. In June 2005 the Company entered into a new loan agreement with LaSalle Business Credit and repaid in full the amount outstanding on this line of credit. See Note 18 “Subsequent Events.” As the debt was subsequently refinanced on a long-term basis, the line of credit balance is classified as long term on the March 31, 2005 balance sheet.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31:

	2005	2004
Payroll costs (including bonuses and commissions)	$572	$294
Additional purchase consideration due FansEdge	953	75
Professional fees	106	64
Other	523	585

	$2,154	$1,018

9.	Short-Term Notes Payable

The Company had three unsecured short-term notes payable as of March 31, 2004 totaling $108. The notes relate to the October 2003 acquisition of Fansedge. The notes bear interest at 7% per year and were repaid during fiscal 2005.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

9.	Short-Term Notes Payable (Continued)

In order to satisfy working capital needs, during the second quarter of fiscal 2005, the Company received an unsecured loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s president and chief executive officer. The initial advance of $700 as of September 30, 2004, was used for working capital purposes. As of December 31, 2004, the remaining $300 has been funded and used. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. Effective as of January 15, 2005, the Company extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004, at the lowest issue or conversion price per share of such securities, as applicable. Also, the five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share were canceled effective January 15, 2005.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management litigation matter (see Note 13) on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446. These notes included notes issued to the Company’s president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121, $125, and $100, respectively, and notes to two other shareholders, each in the amount of $50. These notes accrue interest at the rate of 12% per annum and are due on (i) December 31, 2005, if the bond is either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common tock or other convertible securities after February 16, 2005 (including in connection with this offering), at the lowest issue or conversion price per share of such securities, as applicable.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

10.	Long-Term Debt

Long-term debt consists of the following at March 31:

	2005	2004
Note payable to a lending institution at a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper Rate”, plus monthly principal payments through November 2004. The note is collateralized by the Company’s accounts receivables and inventories. This note was subject to the same forbearance agreement and debt refinancing as described in Note 7.	$820	$960

Purchase price consideration due ProSports Memorabilia which is not pursuant to a note, is not collateralized and is not subject to interest. Monthly principal payments of $21 through March 2007.	462	—

Note payable to an individual at 12% annual interest, with monthly principal and interest payments of $8 through November 2007. The note is unsecured and guaranteed by the Company’s Chairman.	216	278

	1,498	1,238
Less current portion	(320)	(362)

	$1,178	$876

Future maturities of long-term debt are summarized as follows:

Fiscal Year
2006	$320
2007	292
2008	66
2009	820

$1,498

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity

Common Stock

In fiscal 2003, the Company filed an action in the Circuit Court of Broward County, Florida, against an athlete in connection with a certain exclusive services agreement between the athlete and the Company, whereby the athlete would provide his autograph on sports memorabilia and licensed products for a period of three years. The Company and the athlete agreed on a settlement, which was finalized in August 2003. Under the terms of the settlement, the athlete agreed to sign 2,500 licensed products and reimburse the Company $285. The $285 payment was received by the Company during fiscal 2004 and was recorded as a credit in operating expenses in the consolidated statements of operations. In November 2003, the athlete returned to the Company 500,000 shares of common stock issued to the athlete by the Company which was immediately retired. In addition, as a result of the settlement and the termination of the exclusive services agreement, the Company wrote off the deferred compensation balance of $170 against stockholders’ equity during fiscal 2004.

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

Stock Options

The following table summarizes information about the stock options outstanding at March 31, 2005:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at March 31, 2003	3,254,750	$.33
Granted	2,200,000	.17
Exercised	—	—
Expired/Canceled	(1,254,500)	.44

Outstanding at March 31, 2004	4,200,250	$.21
Granted	1,486,559	.25
Exercised	—	—
Expired/Canceled	(1,750,000)	.25

Outstanding at March 31, 2005	3,936,809	$.21

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity (Continued)

Options exercisable as of March 31, 2005 and 2004 were 3,136,809 and 3,000,250, respectively. The weighted average fair value of options granted during fiscal 2004 was $.13 per share. The weighted average fair value of options granted during fiscal 2005 was $.18 per share.

The following table summarizes information about all of the stock options outstanding at March 31, 2005:

	Outstanding options			Exercisable options
Range of Exercise prices	Shares	Weighted Average Remaining life (years)	Weighted avg. price	Shares	Weighted avg. price
$.15 - .25	3,936,809	2	$.21	3,136,809	$.23

In January 2004, the Company issued stock options to a consultant to purchase up to 1.2 million shares of the Company’s common stock at an exercise price of $0.15 per share. The options vest over three years and expire in June 2007. As a result of this transaction, the Company recorded compensation expense of $11 and the offsetting credit was recorded as additional paid-in-capital. In June 2004, the Company hired the consultant as an employee.

In August 2004, the Company agreed to amend the former Chief Financial Officer’s stock option agreement to reduce the number of options to 250,000 from 500,000. This amendment was agreed to in lieu of canceling the options upon termination of employment, as the former Chief Financial Officer has agreed to provide future consulting services if necessary. These options have an expiration period of three years and are exercisable immediately and as a result the Company recorded compensation expense of $23.

In August 2004, the Company received an unsecured loan of up to $1.0 million from the brother of the Company’s Chief Executive Officer. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The Company performed a valuation to determine the fair value of the stock options issued. The fair value determination was $0.18 per share. The Company capitalized $140 to deferred loan costs and amortized these costs during fiscal 2005.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

12.	Income Taxes

Income tax benefit consists of the following:

	Fiscal 2005	Fiscal 2004
Current:
Federal tax benefit	$—	$—
State tax benefit	(6)	—
Deferred:
Federal tax benefit	(150)	(253)
State tax benefit	(18)	(30)

	$(174)	$(283)

The components of the deferred tax asset at March 31, 2005 and 2004 are as follows:

Deferred Tax Asset - Current

	2005	2004
Allowance for doubtful accounts	$23	$31
Inventory reserve	187	192
Deferred revenue	—	6
Inventory capitalization adjustment	90	94
Accrued expenses	45	78

Total current assets	345	401

Deferred Tax Asset - Long Term

	2005	2004
Depreciation and amortization	$(494)	$(356)
Stock options	9	—
Net operating loss carryforward	1,310	964
Charitable contributions carryover	38	31
Alternative minimum tax credit	14	14

Total noncurrent assets	877	653

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2005 and 2004, there was no valuation allowance, as the Company believes that its estimated taxable income in future fiscal years will more than exceed the net operating loss carryforward. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of March 31, 2005 and 2004.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

12.	Income Taxes (Continued)

A reconciliation of the Company’s effective tax rate compared to the statutory federal tax rate for the years ended March 31, 2005 and 2004 is as follows:

	2005	2004
Federal income taxes at statutory rate	(34)%	(34)%
State taxes, net of federal benefit	(4)	(5)
Permanent differences	5	3
Inventory differences	6	—

	(27)%	(36)%

At March 31, 2005, the Company had available net operating loss carryforwards of approximately $3.9 million which expire as follows:

2010	$800
2012	1,010
2018	390
2024	594
2025	1,061

$3,855

13.	Commitments and Contingencies

Operating Leases

As of March 31, 2005, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next nine years and some contain provisions for certain annual rental escalations. Rent expense charged to operations for fiscal 2005 and 2004 was $2.1 million and $1.4 million, respectively. Certain of the Company’s leases require the Company to pay percentage rent based on the revenues of the company-owned stores. There was no such percentage rent paid in fiscal 2005 and 2004.

The future aggregate minimum annual lease payments under the Company’s noncancellable operating leases are as follows:

Fiscal
2006	$1,356
2007	1,233
2008	1,134
2009	953
2010	845
Thereafter	1,203

Total minimum lease commitments	$6,724

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

13.	Commitments and Contingencies (Continued)

Future Contractual Payments to Athletes

As of March 31, 2005 the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re-sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Fiscal
2006	$1,164
2007	1,006
2008	540

$2,710

Litigation

The Company was a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. (“Unitas”). Unitas brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas a summary judgment and awarded Unitas a judgment for approximately $433. The Company appealed the judgment and on May 4, 2005, the United States District Court for the District of Maryland overturned the decision of the Bankruptcy Court and directed judgment in favor of the Company. On June 24, 2005, Unitas appealed the District Court decision to the United States District Court of Appeals. As of March 31, 2005, the Company has no accrual for this matter as the Company believes that the likelihood of an unfavorable income is not probable.

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

Employment Agreements

The Company has entered into employment agreements with some of its key employees. The agreements provide for certain annual salaries and bonuses over the term of the agreements.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

14.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s chairman, each have ownership interests in franchised Field of Dreams® stores. Prior to November 2004, Mr. Tannenbaum was a 25% owner in M&S, Inc., a Florida Corporation that owns and operates three Field of Dreams® franchised stores in the state of Florida. As of November 1, 2004, Mr. Tannenbaum divested himself of all equity ownership of M&S, Inc. Mr. Battistone was a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Battistone divested himself of his interest January 1, 2005. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements.

During fiscal 2005, M&S and FOD Las Vegas, LLC paid the Company $68 and $308, respectively in franchise royalties. Additionally, during fiscal 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $253 and $195, respectively. During fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC paid the Company $73 and $272 in franchise royalties, respectively. Additionally, during fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $202 and $223, respectively.

During fiscal 2005 and 2004, the Company paid Dan Marino, then a director of the Company, $140 and $291, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties. Mr. Marino resigned from the Company’s Board of Directors on January 25, 2005.

In April 2002, the Company entered into a consulting agreement with a corporation wholly-owned by Mr. Battistone. The term of the agreement was through March 31, 2007. The Company agreed to pay the consultant $145 for the first year, $160 in each of years two, three and four and $175 in year five. The Company is responsible for all expenses incurred by the consultant in performance of his duties. The consultant agreed to provide consulting services using his business contacts. Mr. Battistone agreed to continue as chairman of the Company’s Board of Directors. On February 1, 2005, the Company and Mr. Battistone agreed to terminate this agreement.

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

In August 2004, the Company obtained a convertible loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s president and chief executive officer. The initial advance of $700 as of September 30, 2004, was used for working capital purposes. As of November 22, 2004 the remaining $300 has been funded and used for working capital purposes as well. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into our common stock at $0.05 per share. On January 25, 2005, the Company extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004 (including in connection with this offering), at the lowest issue or conversion price per share of such securities, as applicable. Also, the five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share were canceled effective January 15, 2005. On May 31, 2005 the Company’s president agreed to assume the Company’s obligations under the loan. In consideration for such transaction the Company’s president received 33,333,333 shares of the Company’s common stock.

To provide the Company with additional working capital, nine of our senior employees, including the Company’s chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased and accrued amounts were paid on November 19, 2004 for each of the Company’s senior employees other than our president and chief executive officer and our chairman, which continued in effect until February 2005 for our chairman and June 3, 2005 for our president and chief executive officer. As of March 31, 2005, stock options to purchase up to 486,559 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. The Company accrued $285 of salaries and deferral bonuses for these two executives ($212 of the aggregate accrued salary to the Company’s president and chief executive officer and $73 of the consulting fees to the Company’s chairman of the board). In May 2005, all of the chairman of the board’s accrued consulting fees were satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of salary and $149 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The Company currently owes its president the remaining balance of $63.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

14.	Related Party Transactions (Continued)

In August 2004, the Company agreed to amend the Company’s former chief financial officer’s stock option agreement to reduce the number of options to 250,000 from 500,000. This amendment was agreed to in lieu of canceling the options upon termination of employment, as our former chief financial officer has agreed to provide future consulting services if necessary. These options have an expiration period of three years and are exercisable immediately. This amendment, as well as the chief financial officer’s change in status, resulted in our recording additional compensation expense of $23 during the three-month period ended September 30, 2004. The amount of the compensation expense was based on a fair market value of $0.09 per share as determined by an independent third party valuation firm. Our former chief financial officer did not receive any consideration for reducing his number of options.

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, the Company will receive a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc. The license fees received in fiscal 2005 were insignificant.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management litigation matter on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446. These notes included notes issued to our president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121, $125, and $100, respectively, and notes to two other shareholders, each in the amount of $50. These notes accrue interest at the rate of 12% per annum and are due on (i) December 31, 2005, if the bond is either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common tock or other convertible securities after February 16, 2005 (including in connection with this offering), at the lowest issue or conversion price per share of such securities, as applicable. In June 2005 the note payable to the Company’s president was repaid. The remaining $325 of notes was converted as of May 31, 2005 into an aggregate of 10,833,333 shares of common stock.

On May 31, 2005, the Company’s chairman agreed to assume the Company’s obligations under a note payable to an individual, which bears interests at 12% per annum and $199 of principal amount is due on December 1, 2007. The note was unsecured and previously guaranteed by the Company’s chairman. In exchange, the obligation to pay the principal amount of indebtedness to the third party, the Company chairman received 6,633,333 shares of the Company’s common stock.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

15.	Franchise Information

The Company licenses the right to use the proprietary name Field of Dreams® from Universal Studios Licensing, Inc. (“USL”), formerly known as Universal Merchandising, Inc. Pursuant to the license agreement, the Company pays USL one percent of each company-owned and franchise unit’s gross sales, with a minimum annual royalty of $3 per store. The Company pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit’s gross sales. This $5 fee is not an advance against royalties. At March 31, 2005, the Company had 18 units owned by franchisees and had 13 company-owned units.

The Company is required to indemnify USL for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions by the Company. The Company is required to maintain insurance coverage of $3.0 million per single incident. The coverage is current as of March 31, 2005 and names USL as the insured party.

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

The Company franchise activity is summarized as follows for the years ended March 31:

	2005	2004
In operation at year end	18	22
Opened during the year	—	1
Closed during the year	4	5
Acquired by franchisor during the year	—	1

16.	Business Segment Information

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

The Retail segment represents the Company-owned Field of Dreams® retail stores and Fansedge.com. As of March 31, 2005, the Company owned and operated 13 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in fiscal 2005 and 2004 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the fiscal years ended March 31, 2005 and 2004 was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
March 31, 2005
Net sales	$15,927	$18,833	$1,166	$35,926
Intersegment net sales	(3,092)	—	(196)	(3,288)
Operating earnings	994	397	328	1,719
Total assets	9,756	4,441	134	14,331

March 31, 2004
Net sales	$14,019	$7,489	$1,203	$22,711
Intersegment net sales	(1,422)	—	(131)	(1,553)
Operating earnings	142	321	257	720
Total assets	9,974	2,957	148	13,079

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

16.	Business Segment Information (Continued)

Reconciliation to consolidated amounts is as follows:

	FY2005	FY2004
Revenues:
Total revenues for reportable segments	$35,926	$22,711
Other revenues	340	612
Eliminations of intersegment revenues	(3,288)	(1,553)

Total consolidated revenues	$32,978	$21,770

Pre-tax loss:
Total earnings for reportable segments	$1,719	$720
Other loss (primarily parent company expenses)	(1,771)	(1,306)
Interest expense	(585)	(191)

Total consolidated loss before taxes	$(637)	$(777)

17.	Supplemental Cash Flow Information

Interest and Taxes Paid

Cash paid for interest during fiscal 2005 and 2004 was $605 and $197, respectively. The Company paid $45 during fiscal 2004 and $0 during fiscal 2005 for income taxes.

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

During October 2003, the Company purchased 100% of the website and outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web, in order to further support our e-commerce initiative. The Company did not issue any consideration for this purchase other than the assumptions of the Fansedge liabilities. Any additional consideration incurred by the Company will be reflected as additional cost basis of the acquired intangible assets in the period in which the additional consideration is earned. As of March 31, 2005, the Company accrued additional purchase consideration of $270.

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

In August 2004, the Company agreed to amend the former Chief Financial Officer’s stock option agreement to reduce the number of options to 250,000 from 500,000. This amendment was agreed to in lieu of canceling the options upon termination of employment, as the former Chief Financial Officer has agreed to provide future consulting services if necessary. These options have an expiration period of three years and are exercisable immediately and as a result the company recorded compensation expense of $23.

In August 2004, the Company received an unsecured loan of up to $1.0 million from the brother of the Company’s Chief Executive Officer. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The Company performed a valuation to determine the fair value of the stock options issued. The fair value determination was $0.18 per share. The Company capitalized $140 to deferred loan costs and amortized these costs during fiscal 2005.

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

18.	Subsequent Events

On June 3, 2005, the Company and its subsidiaries and affiliate entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. Under the line of credit a portion of the proceeds of the borrowings in the line of credit have been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at the prime rate or Libor plus 2%.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

18.	Subsequent Events (Continued)

The Company was a defendant in an action in United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. Unitas Management, Inc. had brought a claim against the Company for damages up to $419 based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas Management, Inc.’s motion for summary judgment and entered judgment for Unitas Management, Inc. for approximately $435. The Company appealed the judgment and on May 4, 2005, the United States District Court for the District of Maryland overturned the decision of the Bankruptcy Court and directed judgment in favor of the Company. On June 24, 2005, Unitas Management, Inc. appealed the decision of the District Court to the United States District Court of Appeals.

On May 11, 2005, the Company completed its rights offering. Pursuant to the terms and conditions of the rights offering, the Company received subscriptions for, and issued 121,739,525 shares of its common stock. All shares of the Company’s common stock available for issuance in the rights offering were issued. The Company received approximately $3.7 million which consisted of approximately $2.2 million in cash proceeds and approximately $1.5 million of then current debt obligations and accrued liabilities being converted into shares of the Company’s common stock on the same terms and conditions set forth in the rights offering.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13A-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report. Based upon that evaluation, our management has concluded that except as provided below, our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended. In connection with its audit of the Company’s consolidated financial statements for and as of the year end, ended March 31, 2005, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm, advised management of certain internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, untimely identification and resolution of certain accounting matters; failure to perform timely review of accounting information by individuals with appropriate levels of experience, and inability to prepare accounting support including reconciliations of certain accounts. Grant Thornton indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the Public Accounting Oversight Board (United States). A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

The Company is continuing to investigate the underlying causes of these material weaknesses and will consider the implementation of the following corrective actions: (1) Retention of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; and (2) Developing and implementing additional control procedures over the review processes and other procedures including the initiation and review of adjusting journal entries as well as the income tax provision.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Change in Internal Controls. There have been no significant changes made in the internal controls and there were no other factors that could significantly effect our internal controls during the fourth quarter of the fiscal year covered by this report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director of the Company Since	Position Held With the Company
Sam D. Battistone	65	1982	Chairman/Director

Ross Tannenbaum	43	1998	President/CEO/Director

David M. Greene	43	2001	Senior Vice President/ Corporate Secretary

Dale Larsson	60	1982	Director

Victor Shaffer	45	2004	Executive Vice President

Biographical Information.

Sam D. Battistone. Sam D. Battistone has been Chairman of the Board since our inception. Mr. Battistone served as president until November 1998. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory committee of the Board of Governors of the NBA. He held that position until the Company sold its interest in the team. He served as a founding director of Sambo’s Restaurants, Inc. and in each of the following capacities, from time to time, from 1967 to 1979: President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors. During that period, Sambo’s grew from a regional operation of 59 restaurants to a national chain of more than 1,100 units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association.

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

David M. Greene. David M. Greene has been Senior Vice President, of Strategic Planning since June 2001 and our Corporate Secretary since August 2004. From May 1992 to May 2001, he was the President of Florida Tool & Gauge, Inc., an aerospace manufacturing company located in Fort Lauderdale, Florida. From April 1987 to April 1992, he served as President of GGH Consultants, Inc., an investment and business consulting company. From May 1984 to March 1987, he worked as an investment executive at the investment banking firm of Drexel, Burnham, Lambert, Inc. Mr. Greene is the brother-in-law of Ross Tannenbaum, the Company’s President.

Dale E. Larsson. Mr. Larsson has served as Director of our Company since 1982. From 1982 until September 1988, Mr. Larsson was our Secretary-Treasurer. Mr. Larsson graduated from Brigham Young University in 1971 with a degree in business. From 1972 to 1980, Mr. Larsson served as controller of Invest West Financial Corporation, a Santa Barbara, California based real estate company. From 1980 to 1981, he was employed by Invest West Financial Corporation as a real estate representative. From 1981 to 1982, he served as the corporate controller of WMS Famco, a Nevada corporation based in Salt Lake City, Utah, which engaged in the business of investing in land, restaurants and radio stations. Since 1998, Mr. Larsson has also served as the controller of Dreams Store, an investment in Retail Sports Memorabilia Company.

Victor Shaffer. Mr. Shaffer commenced employment and was appointed Executive Vice President of the Company effective June 2004. Prior to the hiring of Mr. Shaffer, he served as a part-time consultant since August 2003 in support of the Company’s NASCAR initiative. Mr. Shaffer has over 20 years of executive experience in advertising and marketing. From 1992 to 1998 he served as president and chief executive officer of Press Pass, a trading card and collectibles company. From 1998 to 2000 he served as an executive vice president of Racing Champions, a racing collectible and toy company. From 2000 to 2001 he served as a consultant of a variety of companies in connection with product development and product launch marketing. From 2001 to 2003 he served as an executive vice president of Great Western Reserve, a specialty printing company.

During fiscal year 2004, the Board of Directors acted by unanimous consent on five occasions and had no meetings.

Director of Compensation.

Directors are not paid fees for serving on our board. Directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at our board meetings.

Code of Ethics.

We have adopted a code of ethics for our officers and directors. The Code of Ethics was approved by our Board of Directors in June 2004. We will also disclose any amendments or waivers to our Code of Ethics on our website www.dreamscorp.com.

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

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the fiscal year ended March 31, 2005 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2005, except as set forth below, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2004. Mr. Greene, Mr. Shaffer and Mr. Tannenbaum failed to file a Form 4 on one occasion. They intend to make such filing.

Item 10. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended March 31, 2003, 2004 and 2005 of those persons who were, at March 31, 2005, the Chief Executive Officer of the Company and executive officers of the Company whose compensation exceeded $100,000.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation Securities Underlying Options/SARs
Name and principal Position	Fiscal Year	Salary			Bonus	Other Annual Compensation(1)
Ross Tannenbaum, CEO and Director	2003 2004 2005		$275,000 288,750 288,750		— —		$9,600 9,600 9,600	— —
David Greene, Senior Vice President	2003 2004 2005		$100,000 100,000 105,000		— —		$7,200 7,200 7,200	— —
Victor Shaffer, Executive Vice President	2003 2004 2005	$	— — 217,500	(3)	— — —	$	— — 7,200	— — —

(1)	Other annual compensation represents automobile allowances.
(2)	Mr. Greene commenced employment with the Company in June 2001.
(3)	Includes consulting fees of $30,000 paid to Mr. Shaffer in April and May of 2004. Mr. Shaffer began employment in June 2004 at an annual salary of $225,000.

Option Grants in Last Fiscal Year and Potential Realizable Values.

The following table sets forth as to each of the named executed officer’s information with respect to option grants during fiscal 2005, potential realizable values of such option grants. They are not intended to predict future stock prices, which will depend on market conditions, performance and other factors.

Name	Number of Shares Underlying Granted Options	Percentage of the Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Ross Tannenbaum	169,696		.25	August 1, 2009
David M. Greene	24,766		.25	August 1, 2009
Victor Shaffer	57,077		.25	August 1, 2009

Aggregated Option/Exercises in Fiscal Year and Fiscal Year End Options.

The following table sets forth, with respect to each of the named executive officers, the number of share options exercised and the dollar value realized from those exercised during fiscal 2005, and the total number and aggregate dollar value of exercisable and non-exercisable stock options held on March 31, 2005.

Aggregated Option/SAR Exercises In Fiscal Year and FY-End

Option/SAR Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End ($)(1) Exercisable/Unexercisable
Ross Tannenbaum	—	—	178,000	—

David M. Greene	—	—	526,599	—

Victor Shaffer	—	—	1,258,876	—

At March 31, 2005, the closing bid price of the Company’s common stock was $.05, and on June 30, 2005, was $.05.

(1)	Based on the closing bid price of the Company’s common stock of $.05 on June 30, 2005.

Employment Agreements.

We are not currently a party to any employment agreement with any of our named executive officers.

Equity Compensation Plans.

We do not currently have any equity compensation plans in effect.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholders.

The following table sets forth as of June 30, 2005, the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and warrants to purchase shares and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	11,923,174	(2)(3)	6.7%

Ross Tannenbaum	46,0003,029	(4)	25.8%

Jeffrey R. Rosenberg 4025 Willowbend, Suite 312 Houston, TX 77023	11,000,000		6.2%

Donald Friedman(9) 3131 Eastside, #120 Houston, TX 77098	11,000,000		6.2%

Dale Larsson 3230 North University Ave. Provo, UT 84604	595,144.3%

Victor Shaffer	2,023,744	(5)(6)	1.1%

David M. Greene	2,549,766	(7)	1.4%

All Executive Officers and Directors as a group (5 persons)(8)	63,094,767		35%

(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, Plantation, Florida 33324.
(2)	Excludes 4,973,850 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	997,950
Dann Battistone	997,950
Brian Battistone	997,950
Mark Battistone	980,000
Justin Battistone	1,000,000

(3)	Includes 70,348 shares which are the subject of stock options.

(4)	Includes 169,696 shares which are the subject of stock options.
(5)	Includes 857,077 shares which are the subject of stock options.
(6)	Does not include 400,000 shares which are the subject of stock options which have not yet vested.
(7)	Includes 524,766 shares which are the subject of stock options.
(8)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.
(9)	Includes 4,000,000 shares held in four trusts of which the beneficiaries are Mr. Friedman’s children.

Item 12. Certain Relationships and Related Transactions.

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each have ownership interests in franchised Field of Dreams® stores. Prior to November 2004, Mr. Tannenbaum was a 25% owner in M&S, Inc., a Florida Corporation that owns and operates three Field of Dreams® franchised stores in the state of Florida. As of November 1, 2004, Mr. Tannenbaum divested himself of all equity ownership of M&S, Inc. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Battistone divested himself of his interest January 1, 2005. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements.

During fiscal 2005, M&S and FOD Las Vegas, LLC paid the Company $68,000 and $308,000, respectively in franchise royalties. Additionally, during fiscal 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $253,000 and $195,000, respectively. During fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC paid the Company $73,000 and $272,000 in franchise royalties, respectively. Additionally, during fiscal 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $202,000 and $223,000, respectively.

During fiscal 2005 and 2004, the Company paid Dan Marino, then a director of the Company, $140,000 and $291,000, respectively, for his autograph on inventory items and appearance fees. Such payments were based on arms-length negotiations between the parties. Mr. Marino resigned from the Company’s Board of Directors on January 25, 2005.

In April 2002, the Company entered into a consulting agreement with a corporation wholly-owned by Mr. Battistone. The term of the agreement was through March 31, 2007. The Company agreed to pay the consultant $145,000 for the first year, $160,000 in each of years two, three and four and $175,000 in year five. The Company is responsible for all expenses incurred by the consultant in performance of his duties. The consultant agreed to provide consulting services using his business contacts. Mr. Battistone agreed to continue as Chairman of the Company’s Board of Directors. On February 1, 2005, the Company and Mr. Battistone agreed to terminate this agreement.

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

In August, 2004, the Company obtained a convertible loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s president and chief executive officer. The initial advance of $700,000 as of September 30, 2004, was used for working capital purposes. As of November 22, 2004 the remaining $300,000 has been funded and used. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into our common stock at $0.05 per share. On January 25, 2005, effective January 15, 2005, we extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004 (including in connection with this offering), at the lowest issue or conversion price per share of such securities, as applicable. On May 31, 2005 the Company’s president agreed to assume the Company’s obligations under the loan. In consideration for such transaction the Company’s president received 33,333,333 shares of our common stock.

To provide the Company with additional working capital, nine of our senior employees, including our chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased on November 19, 2004 for each of our senior employees other than our president and chief executive officer and our chairman, which continued in effect until February 1, 2005 for our chairman and June 3, 2005 for our president and chief executive officer. On December 31, 2004, stock options to purchase up to 410,615 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. The Company accrued $284,588 of salaries and deferral bonuses for these two executives. $211,588 of the aggregate accrued salary to the Company’s president and chief executive officer and $73,000 of the consulting fees to the Company’s chairman of the board. All of the chairman of the board’s accrued salary was satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of salary and $148,188 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The Company owes its president the remaining balance of $63,500.

In August 2004, the Company agreed to amend our former chief financial officer’s stock option agreement to reduce the number of options to 250,000 from 500,000. This amendment was agreed to in lieu of canceling the options upon termination of employment, as our former chief financial officer has agreed to provide future consulting services if necessary. These options have an expiration period of three years and are exercisable immediately. This amendment, as well as the chief financial officer’s change in status, resulted in our recording additional compensation expense of $22,500 during the three-month period ended September 30, 2004. The amount of the compensation expense was based on a fair market value of $0.09 per share as determined by an independent third party valuation firm. Our former chief financial officer did not receive any consideration for reducing his number of options.

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, we will receive a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc. The license fees received in fiscal 2005 were insignificant.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management matter discussed under “Business – Legal Proceedings,” on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446,080. These notes included notes issued to our president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121,080, $125,000, and $100,000, respectively, and notes to two other shareholders, each in the amount of $50,000. These notes accrue interest at the rate of 12% per annum and are due on (i) December 31, 2005, if the bond is either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after February 16, 2005 (including in connection with this offering), at the lowest issue or conversion price per share of such securities, as applicable. In June 2005 the note payable to the Company’s president was repaid. The remaining $325,000 of notes was converted as of May 31, 2005 into an aggregate 10,833,333 shares of common stock.

On May 31, 2005, the Company’s chairman agreed to assume the Company’s obligations under a note payable to an individual, which bears interests at 12% per annum and $199,000 of principal amount is due on December 1, 2007. The note was unsecured and previously guaranteed by the Company’s chairman. In exchange, the obligation to pay the principal amount of indebtedness to the third party, the Company chairman received 6,633,333 shares of the Company’s common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a)

Exhibit Number	Exhibit
3.1(c)	Articles of Incorporation(1)

3.2	Articles of Amendment to the Revised Articles of Amendment of Incorporation(2)

3.3	Bylaws(1)

10.2	Merchandise License Agreement(1)

10.3	Standard Franchise Documents(1)

10.4	Loan and Security Agreement with LaSalle Business Credit, LLC or agent for Standard Federal Bank National Association, acting through it division, LaSalle Retail Finance(3)

10.6	Agreement and Plan of Merger effective as of August 15, 2001 by and among Dreams, Inc., Dreams/GOI Merger Sub, Inc., The Greene Organization, Inc. and Warren H. Greene as sole shareholder of The Greene Organization, Inc.(4)

10.7	Employment Agreement dated August 15, 2001 by and among Dreams, Inc. and Warren H. Greene(4)

21	Subsidiaries of the Company(5)

31.1	Certification of CEO(5)

31.2	Certification of CFO(5)

32.1	Certification of CEO(5)

32.2	Certification of CFO(5)

(1)	Filed with the Company’s Form 10-KSB dated September 7, 1999 and incorporated by this reference.
(2)	Filed with Company’s SB-2 File No. 333-122385 dated April 4, 2005 and incorporated by this reference.
(3)	Filed with the Company’s Form 8-K dated June 7, 2005, and incorporated by this reference.
(4)	Filed with the Company’s Form 8-K dated August 28, 2001 and incorporated by this reference.
(5)	Filed herewith.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Grant Thornton for fiscal years 2005 and 2004.

	Fiscal 2005	Fiscal 2004
Audit Fees	$109,000	$74,000
Audit-Related Fees	3,000	2,000
Tax Fees	26,000	24,000
All Other Fees	—	—

Total	$138,000	$100,000

Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes consents for the equity rights offering advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of Dreams, Inc.’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include the review of SEC Comment Letters and the consent for the Uniform Franchise Offering Circular and other accounting consulting.

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

Dated: July 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
Chief Executive Officer and a Director
(principal executive officer and principal accounting financial officer)

Dated: July 14, 2005

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated: July 14, 2005

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated: July 14, 2005

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Company

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO

32.2	Certification of CFO