Form 10QSB
period 2005-06-30
DREAMS INC
filed 2005-08-31
CIK 810829

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2005, there were 178,102,720 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DREAMS, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited).

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet - Unaudited

As of June 30, 2005

(Dollars in Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$491
Accounts receivable, net	1,498
Inventories, net	10,337
Prepaid expenses and deposits	834
Deferred tax asset, net	345

Total current assets	12,785

Property and equipment, net	1,646

Deferred tax asset, net	1,020

Other intangible assets, net	4,056

Goodwill, net	1,932

Other assets	113

Total assets	$22,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,602
Accrued liabilities	2,098
Deferred credits	192
Purchase consideration	250

Total current liabilities	4,142

Long-term debt, less current portion	4,721

Purchase consideration	148

Stockholders’ equity:
Common stock, no par value; authorized 500,000,000 shares; 178,102,720 shares issued and outstanding	26,251
Accumulated deficit	(12,990)

Total stockholders’ equity	13,261

Total liabilities and stockholders’ equity	$22,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended June 30,
	2005	2004
Revenues	$6,053	$5,122

Expenses:
Cost of sales	3,206	2,795
Operating expenses	2,969	2,866
Depreciation and amortization	83	81

Total Expenses	6,258	5,742

Loss before interest and taxes	(205)	(620)

Interest, net	(154)	57

Loss before provision for income taxes	(359)	(677)

Income tax benefit	(144)	(271)

Net loss	$(215)	$(406)

Loss per share:

Basic and diluted: Loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	123,253,044	56,363,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

	Three Months Ended June 30,
	2005	2004
Net cash used in operating activities	$(501)	$(534)

Cash flows from investing activities:
Cash paid for acquisition	—	(100)
Purchase of property and equipment	(189)	(97)

Net cash used in investing activities	(189)	(197)

Cash flows from financing activities:
Proceeds from LaSalle line of credit, net	4,721	—
Payoff of Merrill Lynch line of credit	(4,499)	1,164
Deferred loan costs	(73)	—
Purchase of common stock	2,200	—
Repayment on notes payable	(1,341)	(48)
Rights offering costs	(38)	—

Net cash provided by financing activities	970	1,116

Net increase in cash and cash equivalents	280	385

Cash and cash equivalents at beginning of period	211	319

Cash and cash equivalents at end of period	$491	$704

Supplemental Disclosure of Cash Flow Information:

Cash paid during the three month period ended June 30:
Interest	$59	$57

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

Non-cash investing and financing activities:

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and $212 since closing, and the remaining $398 will be paid over a three year period, ending in March 2007. The payments are not pursuant to a note payable, not secured or subject to interest.

On May 11, 2005, the Company completed its rights offering. Pursuant to the terms and conditions of the rights offerings, the Company issued 121,739,525 shares of its common stock. The Company received approximately $3.7 million in new capital from the rights offering, which consisted of approximately $2.2 million of cash proceeds and approximately $1.5 million of then current debt obligations and accrued liabilities being converted into shares of the Company’s common stock on the same terms and conditions as set forth in the rights offering. $1,000,000 of the proceeds of the rights offering was used in partial payment of indebtedness under the Company’s line of credit to Merrill Lynch Business Financial Services pursuant to an amended forbearance agreement. Additionally, the following obligations were satisfied by the issuance of shares of the Company’s common stock in lieu of payment of the subscription price (at the equivalent issue price of $0.03 per share): (i) $1.0 million of indebtedness to the brother of the Company’s president and chief executive office; (ii) approximately $150,000 of accrued salary to the Company’s president and chief executive officer; (iii) $73,000 of accrued consulting fees owed to the Company’s chairman of the board pursuant to a consulting agreement; and (iv) the obligation to pay approximately $200,000 from principal amount of indebtedness to a third party was transferred to the Company’s chairman. The chairman was the guarantor of such note.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended March 31, 2005.

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

Earnings Per Share

For the three months ended June 30, 2005, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 123,253,044. Stock options to purchase up to 3,936,559 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended June 30, 2005, due to their anti-dilutive effects.

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

2.	Summary of Significant Accounting Policies (Continued)

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

	For the three months ended:
	June 30, 2005	June 30, 2004
Net income:
As reported	$(215)	$(406)
Pro forma	$(215)	$(444)
Basic and diluted income per share:
As reported	$0.00	$(0.01)
Pro forma	$0.00	$(0.01)

3.	Business Segment Information

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

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of June 30, 2005, the Company owned and operated 13 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. Additionally, in April 2004, the Company acquired the assets of Pro Sports Memorabilia (“ProSports”), an e-commerce retailer of sports memorabilia products on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in the first three months ended June 30, 2005 and 2004 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the three month periods ended June 30, 2005 and 2004 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
June 30, 2004
Net sales	$2,816	$2,461	$260	$5,537
Intersegment net sales	(465)	—	(47)	(512)
Operating earnings (loss)	(35)	(240)	33	(242)
Total assets	9,853	3,476	176	13,505

June 30, 2005
Net sales	$2,950	$3,226	$186	$6,362
Intersegment net sales	(200)	(10)	(385)	(595)
Operating earnings (loss)	112	(253)	97	(43)
Total assets	9,782	4,911	134	14,827

Reconciliation to consolidated amounts is as follows:

	YTD FY2006	YTD FY2005
Revenues:
Total revenues for reportable segments	$6,362	$5,537
Other revenues	286	97
Eliminations of intersegment revenues	(595)	(512)

Total consolidated revenues	$6,053	$5,122

Pre-tax loss:
Total earnings (loss) for reportable segments	$(43)	$(242)
Other loss (primarily parent company expenses)	(162)	(378)
Interest expense	(154)	(57)

Total consolidated loss before taxes	$(359)	$(677)

4.	Inventories

The components of inventories as of June 30, 2005 are as follows:

Raw materials	$465
Work in process	83
Finished goods, net	9,789

$10,337

5.	Equity Rights Offering

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

5.	Equity Rights Offering (Continued)

$1,000,000 of the proceeds of the rights offering was used in partial payment of indebtedness under the Company’s line of credit to Merrill Lynch Business Financial Services pursuant to an amended forbearance agreement. Additionally, the following obligations were satisfied by the issuance of shares of the Company’s common stock in lieu of payment of the subscription price (at the equivalent issue price of $0.03 per share): (i) $1.0 million of indebtedness to the brother of the Company’s president and chief executive office; (ii) approximately $150,000 of accrued salary to the Company’s president and chief executive officer; (iii) $73,000 of accrued consulting fees owed to the Company’s chairman of the board pursuant to a consulting agreement; and (iv) the obligation to pay approximately $200,000 from principal amount of indebtedness to a third party was transferred to the Company’s chairman. The chairman was the guarantor of such note.

6.	Debt Refinancing

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries and an affiliate. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit have been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime. As of June 30, 2005, prime rate was 6.25%.

7.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s chairman, each had ownership interests in franchised Field of Dreams® stores. Prior to November 2004, Mr. Tannenbaum was a 25% owner in M&S, Inc., a Florida Corporation that owns and operates three Field of Dreams® franchised stores in the state of Florida. As of November 1, 2004, Mr. Tannenbaum divested himself of all equity ownership of M&S, Inc. Mr. Battistone was a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Battistone divested himself of his interest January 1, 2005. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, have entered into the Company’s standard franchise agreements.

During the three months ended June 30, 2005, M&S and FOD Las Vegas, LLC paid the Company $27 and $62.5, respectively in franchise royalties. Additionally, during the three months ended June 30, 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $253 and $195, respectively. During the three months ended June 30, 2004, M&S, Inc. and FOD Las Vegas, LLC paid the Company $14 and $73 in franchise royalties, respectively. Additionally, during the three months ended June 30, 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $12 and $24, respectively.

During the three months ended June 30, 2004, the Company paid Dan Marino, then a director of the Company, $90 for his autograph on inventory items and appearance fees, Such payments were based on arms-length negotiations between the parties. Mr. Marino resigned from the Company’s Board of Directors on January 25, 2005.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

7.	Related Party Transactions (Continued)

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

7.	Related Party Transactions (Continued)

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, the Company will receive a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc. The licensing fees for the three months ended June 30, 2005 were $69 and are reflected in revenue for that period.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management litigation matter on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446. These notes included notes issued to our president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121, $125, and $100, respectively, and notes to two other shareholders, each in the amount of $50. These notes accrue interest at the rate of 12% per annum and are due on (i) December 31, 2005, if the bond is either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common tock or other convertible securities after February 16, 2005, at the lowest issue or conversion price per share of such securities, as applicable. In June 2005 the note payable to the Company’s president was repaid. The remaining $325 of notes was converted as of May 31, 2005 into an aggregate of 10,833,333 shares of common stock.

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

8.	Legal Proceedings

The Company was a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. (“Unitas”). Unitas brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas a summary judgment and awarded Unitas a judgment for approximately $435. The Company appealed the judgment and on May 4, 2005, The United States District Court for the District of Maryland overturned the decision of the Bankruptcy Court and directed judgment in favor of the Company. On June 24, 2005, Unitas appealed the District Court decision to the United States District Court of Appeals. As of June 30, 2005, the Company has no accrual for this matter as the Company believes that the likelihood of an unfavorable outcome is not probable.

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

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

9.	Commitments

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next three years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

10.	Acquisition

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of June 30, 2005 is $400 based on a discount rate which the Company determined to be market rate for similar types of loans. The payments are not pursuant to a note payable, not secured or subject to interest. The Company paid an additional $212 after closing leaving an amount due of $398 as of June 30, 2005. This remaining amount will be repaid through monthly payments of $21 each beginning in April 2005 through March 2007.

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

11.	New Accounting Pronouncements

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123R, pro form disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123R is April 1, 2006. The Company does not believe that any of the alternative phase-in methods would have a materially different effect on the Company’s consolidated statement of operations or balance sheet.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

11.	New Accounting Pronouncements (Continued)

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

We generate revenues from:

•	our retail segment which includes our Company owned stores and our e-commerce component;

•	our manufacturing/distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom artwork and other items;

•	our franchise segment through our 18 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

We also began a strategic acquisition program for the expansion of our e-commerce component. These acquisitions include Fansedge.com in October of 2003 and ProSports Memorabilia.com in April of 2004. These acquisitions present both significant challenges and opportunities for us. Our success depends, in part, on our ability to integrate operations with these companies, manage the growth associated with these entities, and continue to improve the platforms presented by these opportunities.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenues. Total revenues increased 18% to $6.053 million in the first three months of fiscal 2006 from $5.122 million in the same period last year due primarily to an increase in retail revenues, particularly retail revenues generated through e-commerce (approximately $729 increase). During October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenues through ProSportsmemorabilia.com.

Manufacturing and distribution revenues decreased from $2.988 million in the first three months of fiscal 2005 to $2.862 million in the first three months of fiscal 2006. Net revenues (after eliminating intercompany sales) increased to $2.402 million in the fiscal 2006 period from $2.375 million in the same period last year. The slight increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $2.461 million in the first three months of fiscal 2005 to $3.223 million in the same period this year. Our internet retail division, which is primarily comprised of two websites (Fansedge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $2.156 million during the three months of fiscal 2006 versus $1.429 million during the same period in fiscal 2005. Additionally, retail sales through our company-owned Field of Dreams stores increased from $1.031 million in the first three months of fiscal 2005 to $1.067 million in the same period this year. As of June 30, 2005 we owned and operated 13 company-owned Field of Dreams stores (two stores were closed in late December 2004 as the result of expired leases).

The Company realized $97,000 in net management fee revenues in the three months ending June 30, 2004 versus $208,000 in the same period this year.

Costs and expenses. Total cost of sales for the first three months of fiscal 2006 was $3.206 million versus $2.795 million in the same period in fiscal 2005, a 13% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was 53% for the three months of fiscal 2006 versus 54% for the same period a year ago.

Operating expenses increased from $2.866 million in the first three months of fiscal 2005 to $2.969 million in the same period this fiscal year. As a percentage of sales, operating expenses were 56% for the first three months of fiscal 2005 and 49% this year. The Company had previously built infrastructure to support future growth. Hence, upon achieving incremental sales, our operating costs will continue to decrease as a percentage of sales.

Interest expense, net. Net interest expense increased from $57,000 in the first three months of fiscal 2005 to $154,000 this year due to higher levels of borrowing including the line of credit, note payable to a related party through May 2005 and amortization of the deferred loan costs relating to the related party loan.

Provision for income taxes. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of June 30, 2005 and 2004. The effective tax rate for both periods was 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of June 30, 2005 reflects working capital of $8.643 million versus working capital of $3.206 one year earlier. The increase is due to the refinancing of the credit facility by LaSalle Bank in June 2005, as well as the equity rights offering in May 2005.

At June 30, 2005, the Company’s cash and cash equivalents were $491, compared to $704 at June 30, 2004. Net accounts receivable at June 30, 2005 were $1.498 million compared to $1.222 million at June 30, 2004.

Cash used in operations amounted to $501 for the first three months of 2006, compared to $534 used in operations in the same period in fiscal 2005. Cash used in investing activities were comparable in both fiscal periods ($189 fiscal 2006 versus $197 in fiscal 2005).

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

$1,000,000 of the proceeds of the rights offering was used in partial payment of indebtedness under the Company’s line of credit to Merrill Lynch Business Financial Services pursuant to an amended forbearance agreement. Additionally, the following obligations were satisfied by the issuance of shares of the Company’s common stock in lieu of payment of the subscription price (at the equivalent issue price of $0.03 per share): (i) $1.0 million of indebtedness to the brother of the Company’s president and chief executive office; (ii) approximately $150,000 of accrued salary to the Company’s president and chief executive officer; (iii) $73,000 of accrued consulting fees owed to the Company’s chairman of the board pursuant to a consulting agreement; and (iv) the obligation to pay approximately $200,000 from principal amount of indebtedness to a third party was transferred to the Company’s chairman. The chairman was the guarantor of such note.

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries and an affiliate. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit have been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime. As of June 30, 2005, the prime rate was 6.25%. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants included minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures.

The $10.0 million line of credit facility includes borrowing capacity limits based on the eligibility criteria of inventories and account receivables. As of June 30, 2005, inventory eligibility was 52%, while accounts receivable was 75%. This resulted in total line availability of $5.5 million at June 30, 2005 and $5.8 million at August 30, 2005. Of these amounts for both June 30 and August 30, 2005, the excess availability was $700,000.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of June 30, 2005, we owned and operated 13 stores. The leases for two under-performing stores expired in late December 2004 and we elected to not renew those leases. We are currently exploring the options available with respect to other underperforming locations. This may include additional future closings and/or conversion to franchise stores.

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

The Company is continuing to investigate the underlying causes of these material weaknesses and will consider the implementation of the following corrective actions: (I) Retention of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; and (2) Developing and implementing additional control procedures over the review processes and other procedures including the initiation and review of adjusting journal entries as well as the income tax provision.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company was a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. (“Unitas”). Unitas brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas a summary judgment and awarded Unitas a judgment for approximately $435. The Company appealed the judgment and on May 4, 2005, The United States District Court for the District of Maryland overturned the decision of the Bankruptcy Court and directed judgment in favor of the Company. On June 24, 2005, Unitas appealed the District Court decision to the United States District Court of Appeals. As of June 30, 2005, the Company has no accrual for this matter as the Company believes that the likelihood of an unfavorable outcome is not probable.

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

Item 6. Exhibits.

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

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on August 31, 2005.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002