Form 10QSB
period 2005-09-30
DREAMS INC
filed 2005-11-22
CIK 810829

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2005, there were 178,102,720 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DREAMS, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited).

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet - Unaudited

As of September 30, 2005

(Dollars in Thousands, except share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$—
Accounts receivable, net	1,788
Inventories, net	10,256
Prepaid expenses and deposits	1,063
Deferred tax asset, net	345

Total current assets	13,452

Property and equipment, net	1,767

Deferred tax asset, net	1,109

Other intangible assets, net	4,033

Goodwill, net	1,932

Other assets	81

Total assets	$22,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,851
Accrued liabilities	1,216
Deferred credits	283
Purchase consideration, current	251

Total current liabilities	$3,601

Line-of-Credit	5,568

Purchase consideration	84

Stockholders’ equity:
Common stock, no par value; authorized 500,000,000 shares; 178,102,720 shares issued and outstanding	26,251
Accumulated deficit	(13,130)

Total stockholders’ equity	13,121

Total liabilities and stockholders’ equity	$22,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Six Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues	$12,931	$11,183	$6,878	$6,056

Expenses:
Cost of sales	6,692	6,062	3,486	3,259
Operating expenses	6,401	6,171	3,432	3,308
Depreciation and amortization	189	163	106	81

Total Expenses	12,282	12,396	7,024	6,648

Loss before interest and taxes	(351)	(1,213)	(146)	(592)

Interest, net	237	220	83	163

Loss before provision for income taxes	(588)	(1,433)	(229)	(755)

Income tax benefit	(235)	(573)	(91)	(302)

Net loss	$(353)	$(860)	$(138)	$(453)

Loss per share:

Basic and diluted: Loss per share	$.00	$(.02)	$.00	$(.01)

Weighted average shares outstanding	150,677,882	56,363,195	178,102,720	56,363,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

	Six Months Ended September 30,
	2005	2004
Net cash used in operating activities	$(1,625)	$(1,325)

Cash flows from investing activities:
Cash paid for acquisition	—	(200)
Sale of property and equipment	66	—
Purchase of property and equipment	(435)	(280)

Net cash used in investing activities	(369)	(480)

Cash flows from financing activities:
Proceeds from line of credit, net	5,568	1,213
Net change in term loan	—	700
Payoff of Merrill Lynch line of credit	(4,499)	—
Deferred loan costs	(41)	—
Sale of common stock	2,200	—
Repayment on notes payable	(1,407)	(94)
Rights offering costs	(38)	—

Net cash provided by financing activities	1,783	1,819

Net decrease in cash and cash equivalents	(211)	(14)

Cash and cash equivalents at beginning of period	211	319

Cash and cash equivalents at end of period	$—	$333

Supplemental Disclosure of Cash Flow Information:

Cash paid during the six month period ended September 30: Interest	$202	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

Non-cash investing and financing activities:

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and $251 since closing, and the remaining $332 will be paid through March 2007. The payments are not pursuant to a note payable, not secured or subject to interest.

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

Earnings Per Share

For the six months ended September 30, 2005, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 150,677,882. Stock options to purchase up to 3,936,559 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the six month period ended September 30, 2005, due to their anti-dilutive effects.

For the six months ended September 30, 2004, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,363,195. Stock options to purchase up to 4,994,809 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the six month period ended September 30, 2004, due to their anti-dilutive effects.

For the three months ended September 30, 2005, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 178,102,720. Stock options to purchase up to 3,936,559 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended September 30, 2005, due to their anti-dilutive effects.

For the three months ended September 30, 2004, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,363,195. Stock options to purchase up to 4,994,809 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended September 30, 2004, due to their anti-dilutive effects.

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

	For the Six Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$(354)	$(860)	$(136)	$(453)
Pro forma	$(354)	$(936)	$(136)	$(491)
Basic and diluted income per share:
As reported	$0.00	$(.02)	$0.00	$(0.01)
Pro forma	$0.00	$(.02)	$0.00	$(0.01)

3.	Business Segment Information

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

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of September 30, 2005, the Company owned and operated 12 Field of Dreams® stores. On August 1, 2005, the Company sold the assets, inventory and leasehold improvements of its Wellington Green store to an existing franchisee. During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. Additionally, in April 2004, the Company acquired the assets of Pro Sports Memorabilia (“ProSports”), an e-commerce retailer of sports memorabilia products on the Web.

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

All of the Company’s revenue generated in the first six months ended September 30, 2005 and 2004 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the six month periods ended September 30, 2005 and 2004 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2005
Net sales	$6,479	$6,973	$332	$13,784
Intersegment net sales	(1,120)	0	(22)	(1,142)
Operating earnings (loss)	508	(443)	144	209
Total assets	9,430	5,250	114	14,794

September 30, 2004
Net sales	$6,173	$5,367	$519	$12,059
Intersegment net sales	(932)	0	(86)	(1,018)
Operating earnings (loss)	184	(626)	50	(392)
Total assets	10,028	4,246	212	14,486

Reconciliation to consolidated amounts is as follows:

	YTD FY2006	YTD FY2005
Revenues:
Total revenues for reportable segments	$13,784	$12,059
Other revenues	289	142
Eliminations of intersegment revenues	(1,142)	(1,018)

Total consolidated revenues	$12,931	$11,183

Pre-tax loss:
Total earnings (loss) for reportable segments	$209	$(392)
Other loss (primarily parent company expenses)	(560)	(821)
Interest expense	(237)	(220)

Total consolidated loss before taxes	$(588)	$(1,433)

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the three month periods ended September 30, 2005 and 2004 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2005
Net sales	$3,528	$3,747	$146	$7,421
Intersegment net sales	(554)	0	(4)	(558)
Operating earnings (loss)	398	(191)	47	254
Total assets	9,430	5,250	114	14,794

September 30, 2004
Net sales	$3356	$2,906	$259	$6,521
Intersegment net sales	(467)	0	(45)	(512)
Operating earnings (loss)	219	(385)	17	(149)
Total assets	10,028	4,246	212	14,486

Reconciliation to consolidated amounts is as follows:

	Q2 YTD FY2006	Q2 YTD FY2005
Revenues:
Total revenues for reportable segments	$7,421	$6,521
Other revenues	15	47
Eliminations of intersegment revenues	(558)	(512)

Total consolidated revenues	$6,878	$6,056

Pre-tax loss:
Total earnings (loss) for reportable segments	$254	$(149)
Other loss (primarily parent company expenses)	(398)	(443)
Interest expense	(83)	(163)

Total consolidated loss before taxes	$(227)	$(755)

4.	Inventories

The components of inventories as of September 30, 2005 are as follows:

Raw materials	$185
Work in process	102
Finished goods, net	9,969

$10,256

5.	Equity Rights Offering

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

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries and an affiliate. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit have been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime. As of September 30, 2005, prime rate was 6.75%. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures.

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

During the three months ended September 30, 2005, M&S and FOD Las Vegas, LLC paid the Company $55 and $107, respectively in franchise royalties. Additionally, during the six months ended September 30, 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $253 and $195, respectively. During the three months ended September 30, 2004, M&S, Inc. and FOD Las Vegas, LLC paid the Company $12 and $72 in franchise royalties, respectively. Additionally, during the six months ended September 30, 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $24 and $140, respectively.

During the six months and three months ended September 30, 2004, the Company paid Dan Marino, then a director of the Company, $90 and $0 for his autograph on inventory items and appearance fees, Such payments were based on arms-length negotiations between the parties. Mr. Marino resigned from the Company’s Board of Directors on January 25, 2005.

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

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, the Company will receive a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc. The licensing fees for the three months and six months ended September 30, 2005 were $100 and $160 and are reflected in revenue for that period.

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

The Company was a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. (“Unitas”). Unitas brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas a summary judgment and awarded Unitas a judgment for approximately $435. The Company appealed the judgment and on May 4, 2005, The United States District Court for the District of Maryland overturned the decision of the Bankruptcy Court and directed judgment in favor of the Company. On June 24, 2005, Unitas appealed the District Court decision to the United States District Court of Appeals. Subsequent to September 30, 2005, this litigation was settled and dismissed. The Company paid $10,000 to settle the matter on November 14, 2005.

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

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of September 30, 2005 is $310 based on a discount rate which the Company determined to be market rate for similar types of loans. The payments are not pursuant to a note payable, not secured or subject to interest. The Company paid an additional $251 after closing leaving an amount due of $332 as of September 30, 2005. This remaining amount will be repaid through monthly payments of $21 each beginning in April 2005 through March 2007.

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

The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123R is April 1, 2006. The Company does not believe that the adoption of this standard would have a materially different effect on the Company’s consolidated statement of operations or balance sheet.

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

We generate revenues from:

•	our retail segment which includes our Company owned stores and our e-commerce component;

•	our manufacturing/distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom artwork and other items;

•	our franchise segment through our 19 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

RESULTS OF OPERATIONS

Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004

Revenues. Total revenues increased 15% to $12.9 million in the first six months of fiscal 2006 from $11.2 million in the same period last year due primarily to an increase in retail revenues, particularly retail revenues generated through e-commerce. During October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenues through ProSportsmemorabilia.com.

Manufacturing and distribution revenues increased from $6.2 million in the first six months of fiscal 2005 to $6.5 million in the first six months of fiscal 2006. Net revenues (after eliminating intercompany sales) increased to $5.4 million in the fiscal 2006 period from $5.2 million in the same period last year. The increase primarily is the result of the introduction of an expanded product line relating to NASCAR products which were developed throughout fiscal 2004.

Retail operations revenues increased significantly from $5.4 million in the first six months of fiscal 2005 to $7.0 million in the same period this year. Our internet retail division, which is primarily comprised of two websites (Fansedge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $4.8 million during the six months of fiscal 2006 versus $3.2 million during the same period in fiscal 2005. Additionally, retail sales through our company-owned Field of Dreams stores remained the same at $2.2 million in each six month period, however, in fiscal 2005 we had 15 stores and in fiscal 2006 we have 12 stores. As of September 30, 2005 we owned and operated 12 company-owned Field of Dreams stores. One store was sold on August 1, 2005 to an existing franchisee.

Franchise operation revenues were $332 for the six months ended September 30, 2005 compared to $519 for the same period in the last fiscal year.

Costs and expenses. Total cost of sales for the first six months of fiscal 2006 was $6.7 million versus $6.1 million in the same period in fiscal 2005, a 10% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was 52% for the six months of fiscal 2006 and 54% for the first six months of fiscal 2005. The improvement was due to the experiencing of higher pricing at our retail stores.

Cost of sales of manufacturing/distribution products were $2.8 million in the first six months of fiscal 2006 versus $3.1 million in the same period of fiscal 2005. As a percentage of manufacturing/distribution revenues cost of sales was approximately 43% this year versus 50% for the same period in 2005. The improvement was due to incremental higher margin merchandise sales sold in connection with the Pro Football Hall of Fame induction in August 2005.

Operating expenses increased from $6.2 million in the first six months of fiscal 2005 to $6.4 million in the same period this fiscal year. As a percentage of sales, operating expenses were 55% for the first six months of fiscal 2005 and 50% this year. The Company had previously built infrastructure to support future growth. Hence, upon achieving incremental sales, our operating costs will continue to decrease as a percentage of sales.

Interest expense, net. Net interest expense increased from $220 in the first six months of fiscal 2005 to $237 this year due to higher levels of borrowing including the line of credit, note payable to a related party through May 2005 and amortization of the deferred loan costs relating to the related party loan.

As a result of the foregoing events, for the six months ended September 30, 2005, the Company incurred a net loss of $588 before provision for income tax.

Provision for income taxes. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of September 30, 2005 and 2004. The effective tax rate for both periods was 40%.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenue. Total revenues increased 15% from $6.0 million in the second quarter of fiscal 2005 to $6.9 million in the same quarter of fiscal 2006, primarily due to an increase in manufacturing and distribution revenues as a result of new products. In addition, the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired Pro Sports Memorabilia in April 2004, which generated retail revenue through Prosportsmemorabilia.com.

Manufacturing and distribution revenues increased 10% to $3.4 million in the second quarter of fiscal 2005 to $3.5 million in the second quarter of fiscal 2006. Net revenues (after eliminating intercompany sales) increased to $3.0 in the fiscal 2006 period from $2.9 in the same period last year. This is primarily due to an increase in sales generated through Mounted Memories wholesale/manufacturing division. The increase is the result of expanded product lines.

Retail operations revenues increased significantly from $2.9 in the second quarter of fiscal 2005 to $3.7 million in the current year quarter. We operated 15 retail stores during the second fiscal quarter last year versus 12 stores this year. Our internet retail division, which is comprised of two websites (Fansedge.com and ProSportsmemorabilia.com) began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The internet division had retail sales of $2.6 million during the second quarter of fiscal 2006 compared to $1.7 million in the same quarter last year.

Franchise operations revenues were $259 in the quarter ending September 30, 2004 compared to $146 in the same quarter this year.

Costs and expenses. Total cost of sales for the second quarter of fiscal 2006 was $3.5 million versus $3.3 million in the same quarter in fiscal 2005, a 6% increase. This increase directly relates to the increase in company sales. As a percentage of total sales, cost of sales was 51% for the second three months of fiscal 2006 and 55% for the second three months of fiscal 2005. The decrease as a percentage of sales is due to higher pricing at our retail stores.

Cost of sales of manufacturing/distribution products were $1.5 million in the second three months of fiscal 2006 versus $1.6 million in the same period of fiscal 2005. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 50% in the current quarter versus 55% a year ago. The improvement was due to incremental higher margin merchandise sales sold in connection with the Pro Football Hall of Fame induction in August 2005.

Operating expenses increased from $3.3 million in the second quarter of fiscal 2005 to $3.4 million in the same period this fiscal year. As a percentage of sales, operating expenses were 50% for the second three months of fiscal 2006 and 55% for the second three months of fiscal 2005. The Company had previously built infrastructure to support future growth. Hence, upon achieving incremental sales, our operating cost will continue to decrease as a percentage of sales.

Interest Expense., net. Net interest expense decreased as a result of the retirement of higher interest bearing debt.

As a result of the foregoing events, for the three months ended September 30, 2005 the Company incurred a net loss of $227 before provision for income tax.

Provision for income taxes. The Company recognized an income tax benefit of $91 during the current year period due to a pre-tax loss. The effective tax rate was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of September 30, 2005 reflects working capital of $9.85 million versus working capital of $2.81 one year earlier. The increase is due to the refinancing of the credit facility by LaSalle Bank in June 2005, as well as the equity rights offering in May 2005.

At September 30, 2005, the Company’s cash and cash equivalents were $0, compared to $333 at September 30, 2004. Net accounts receivable at September 30, 2005 were $1.78 million compared to $1.65 million at September 30, 2004. The September 30, 2005 balance sheet reflects $0 cash as a result of the structure of the Company’s loan agreement with LaSalle Business Credit LLC, which provides for daily sweeps of the Company’s bank account. The Company has as of September 30, 2005, $815 of availability under its loan with LaSalle and is not adversely effected by the $0 cash amount on the balance sheet.

Cash used in operations amounted to $1.62 million for the first six months of 2006, compared to $1.32 million used in operations in the same period in fiscal 2005. Cash used in investing activities were comparable in both fiscal periods ($480 fiscal 2005 versus $369 in fiscal 2006).

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

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries and an affiliate. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit have been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime. As of September 30, 2005, the prime rate was 6.75%. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants included minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures, all of which were met by the Company.

The $10.0 million line of credit facility includes borrowing capacity limits based on the eligibility criteria of inventories and account receivables. As of September 30, 2005, inventory eligibility was 55.3%, while accounts receivable was 85%. This resulted in total line availability of $6.35 million at September 30, 2005 and $6.17 million at October 31, 2005. Of these amounts for both September 30 and October 31, 2005, the excess availability was $815 and $549.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of September 30, 2005, we owned and operated 12 stores. The leases for two under-performing stores expired in late December 2004 and we elected to not renew those leases. On August 1, 2005, the Company sold the assets, inventory and leasehold improvements of its Wellington Green store to an existing franchisee. We are currently exploring the options available with respect to other underperforming locations. This may include additional future closings and/or conversion to franchise stores.

The Company’s warehouse facility in Sunrise, Florida sustained some damage as a result of Hurricane Wilma. The Company is unable to predict the financial impact of such damage, however, it believes that it has sufficient insurance coverage to protect itself.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. Accordingly, we believe that we may have been unable to realize the principal benefits of a public ownership. Additionally, we will be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value.

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

The Company is continuing to investigate the underlying causes of these material weaknesses and has implemented the following corrective actions: (I) Hired additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; and (2) Developed and implemented additional control procedures over the review processes and other procedures including the initiation and review of adjusting journal entries as well as the income tax provision.

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

On June 30, 2005, the former Company Controller resigned. From the period June 28 through July 31 an interim consultant performed those functions. Effective August 1, the consultant, Dorothy Sillano, BBA, MBA, CPA joined Dreams, Inc. as its Company Controller. Additionally, in August Dreams hired Dalton Nairne, an experienced Senior Accountant. The Company strongly feels that with these additions to staff the accounting and internal controls function have begun and will continue to strengthen.

Part II. Other Information

Item 1. Legal Proceedings.

The Company was a defendant in an action in the United States Bankruptcy Court for the District of Maryland in an action brought by Unitas Management, Inc. (“Unitas”). Unitas brought a claim against the Company for damages of up to $419, based upon an alleged breach of contract. On January 10, 2005, the Bankruptcy Court granted Unitas a summary judgment and awarded Unitas a judgment for approximately $435. The Company appealed the judgment and on May 4, 2005, The United States District Court for the District of Maryland overturned the decision of the Bankruptcy Court and directed judgment in favor of the Company. On June 24, 2005, Unitas appealed the District Court decision to the United States District Court of Appeals. As of June 30, 2005, the Company has no accrual for this matter as the Company believes that the likelihood of an unfavorable outcome is not probable. Subsequent to September 30, 2005, this litigation was settled and dismissed. The Company paid $10,000 to settle the matter.

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

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on November 22, 2005.

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