Form 10QSB
period 2005-12-31
DREAMS INC
filed 2006-02-10
CIK 810829

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐                                 Accelerated filer  ☐                                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 1, 2006, there were 178,102,720 shares of Common Stock, no par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DREAMS, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited).

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet - Unaudited

As of December 31, 2005

(Dollars in Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$—
Accounts receivable, net	2,424
Inventories, net	10,230
Prepaid expenses and deposits	1,205
Deferred tax asset, net	345

Total current assets	14,204

Property and equipment, net	1,688

Deferred tax asset, net	65

Other intangible assets, net	4,018

Goodwill, net	1,932

Other assets	75

Total assets	$21,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,306
Accrued liabilities	1,999
Customer deposits	366
Purchase consideration, current	250

Total current liabilities	$5,921

Line-of-Credit	1,318

Purchase consideration	22

Stockholders’ equity:
Common stock, no par value; authorized 500,000,000 shares; 178,102,720 shares issued and outstanding	26,281
Accumulated deficit	(11,560)

Total stockholders’ equity	14,721

Total liabilities and stockholders’ equity	21,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Revenues	$31,193	$25,746	$18,262	$14,563

Expenses:
Cost of sales	16,578	13,943	9,885	7,881
Operating expense	11,970	10,845	5,569	4,674
Depreciation and amortization	281	244	92	81

Total Expenses	28,829	25,032	15,546	12,636

Income before interest and taxes	2,364	714	2,716	1,927
Interest, net	339	418	102	198

Income before provision for income taxes	2,025	296	2,614	1,729
Income tax expense	811	118	1,046	692

Net Income	$1,214	$178	$1,568	$1,037

Earnings per share:
Basic and diluted: Earnings per share	$0.01	$0 .00	$0 .01	$0.02

Weighted average shares outstanding - Basic	159,819,495	56,363,195	178,102,720	56,363,195

Weighted average Shares outstanding - Diluted	159,819,495	57,183,658	178,102,720	56,475,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(Dollars in Thousands)

	Nine Months Ended December 31,
	2005	2004
Net cash provided by operating activities	$3,618	$1,178
Cash flows from investing activities:
Cash paid for acquisition	—	(250)
Sale/disposal of property and equipment	235	—
Purchase of property and equipment	(600)	(448)

Net cash used in investing activities	(365)	(698)

Cash flows from financing activities:
Proceeds from line of credit, net	471	156
Net change in term loan	—	1,000
Payoff of Merrill Lynch line of credit	(4,499)
Deferred loan costs	(73)
Sale of common stock	2,200
Repayment on notes payable	(1,473)	(251)
Rights offering costs	(38)

Net cash (used in) provided by financing activities	(3,412)	905

Net (decrease) increase in cash and cash equivalents	(211)	1,385

Cash and cash equivalents at beginning of period	211	319

Cash and cash equivalents at end of period	$—	$1,704

Supplemental Disclosure of Cash Flow Information:

Cash paid during the nine month period ended December 31: Interest	$307	$334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

(Dollars in Thousands)

Non-cash investing and financing activities:

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and $310 since closing, and the remaining $273 will be paid through March 2007. The payments are not pursuant to a note payable, not secured or subject to interest.

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

Earnings Per Share

For the nine months ended December 31, 2005, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 159,819,495. Stock options to purchase up to 4,336,559 shares of the Company’s common stock with an exercise price ranging from $0.08 to $0.25 per share were not considered in the calculation of diluted earnings per share for the nine month period ended December 31, 2005, due to their anti-dilutive effects.

For the nine months ended December 31, 2004, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 56,363,195 and 57,183,658, respectively. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 820,463. Stock options to purchase up to 4,994,809 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the nine month period ended December 31, 2004, due to their anti-dilutive effects.

For the three months ended December 31, 2005 weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes were 178,102,720. Stock options to purchase up to 4,336,559 shares of the Company’s common stock with an exercise price ranging from $0.08 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended December 31, 2005, due to their anti-dilutive effects.

For the three months ended December 31, 2004, weighted average shares outstanding for basic earnings per share purposes was 56,363,195 and diluted earnings per share purposes was 56,475,283. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 112,088. Stock options to purchase up to 4,994,809 shares of the Company’s common stock with an exercise price ranging from $0.15 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended December 31, 2004, due to their anti-dilutive effects.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

2.	Summary of Significant Accounting Policies (Continued)

Stock Compensation

The Company accounts for stock options issued to non-employees under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees.” The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense. Effective October 1, 2005 the Company issued 400,000 stock options with an $.08 exercise price to an Investor Relations consultant in return for a 12 month service agreement. The fair value of the stock options were not material.

In accordance with the requirements of SFAS 123, the fair value of each employee option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, no dividend yield; expected volatility of 60% in fiscal 2005, risk-free interest rates of 2% and expected holding periods of three years. There were no employee stock options granted in fiscal 2006.

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

	For the Nine Months Ended December 31,		For the Three Months Ended December 31,
	2005	2004	2005	2004
Net income:
As reported	$1,214	$178	$1,568	$1,037
Pro forma	$1,214	$113	$1,568	$1,049

Basic and diluted income per share:
As reported	$0.01	$0.00	$0.01	$0.02
Pro forma	$0.01	$0.00	$0.01	$0.02

3.	Business Segment Information

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

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of December 31, 2005 the Company owned and operated 10 Field of Dreams® stores. Effective December 31, 2005 the Company entered into an early lease termination agreement to cease operations for two underperforming stores in return for an “early exit” fee of $50 for our Beverly Center store and $35 for our Glendale Galleria store. These amounts are reflected in operating

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

expenses in the three months ended December 31, 2005. Previously, on August 1, 2005, the Company sold the assets, inventory and leasehold improvements of its Wellington Green store to an existing franchisee. The Company also owns FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web.

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

All of the Company’s revenue generated in the first nine months ended December 31, 2005 and 2004 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the nine month periods ended December 31, 2005 and 2004 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2005
Net sales	$13,104	$19,174	$646	$32,924
Intersegment net sales	(2,149)	0	(32)	(2,181)
Operating earnings	1,346	1,643	344	3,333
Total assets	10,247	6,034	259	16,540

December 31, 2004
Net sales	$12,144	$14,997	$993	$28,134
Intersegment net sales	(2,434)	0	(182)	(2,616)
Operating earnings	970	822	259	2,051
Total assets	10,166	5,740	266	16,172

Reconciliation to consolidated amounts is as follows:

	YTD FY2006	YTD FY2005
Revenues:
Total revenues for reportable segments	$32,924	$28,134
Other revenues	450	228
Eliminations of intersegment revenues	(2,181)	(2,616)

Total consolidated revenues	$31,193	$25,746

Pre-tax earnings:
Total earnings for reportable segments	$3,333	$2,051
Other loss (primarily parent company expenses)	(969)	(1,337)
Interest expense	(339)	(418)

Total consolidated earnings before taxes	$2,025	$296

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the three month periods ended December 31, 2005 and 2004 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2005
Net sales	$6,521	$12,201	$314	$19,036
Intersegment net sales	(1,029)	0	(10)	(1,039)
Operating earnings	838	2,086	200	3,124
Total assets	10,247	6,034	259	16,540

December 31, 2004
Net sales	$5,972	$9,631	$474	$16,077
Intersegment net sales	(1,501)	0	(96)	(1,597)
Operating earnings	786	1,448	209	2,443
Total assets	10,166	5,740	266	16,172

Reconciliation to consolidated amounts is as follows:

	Q3 YTD FY2006	Q3 YTD FY2005
Revenues:
Total revenues for reportable segments	$19,036	$16,077
Other revenues	265	83
Eliminations of intersegment revenues	(1,039)	(1,597)

Total consolidated revenues	$18,262	$14,563

Pre-tax earnings:
Total earnings for reportable segments	$3,124	$2,443
Other loss (primarily parent company expenses)	(408)	(516)
Interest expense	(102)	(198)

Total consolidated earnings before taxes	$2,614	$1,729

4.	Inventories

The components of inventories as of December 31, 2005 are as follows:

Raw materials	$355
Work in process	78
Finished goods, net	9,797

$10,230

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

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. The LaSalle line of credit bears interest at prime or Libor plus 200 basis points. The Company’s current loan balances bear interest at prime. As of December 31, 2005, prime rate was 7.25%. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

7.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s chairman, each had ownership interests in franchised Field of Dreams® stores. Prior to November 2004, Mr. Tannenbaum was a 25% owner in M&S, Inc.; a Florida Corporation that owns and operates four Field of Dreams® franchised stores in the state of Florida. As of November 1, 2004, Mr. Tannenbaum divested himself of all equity ownership of M&S, Inc. Mr. Battistone was a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Battistone divested himself of his interest January 1, 2005.

During the three and nine months ended December 31, 2005, M&S and FOD Las Vegas, LLC paid the Company $64 and $59 and $73 and $169 respectively in franchise royalties. Additionally, during the three and nine months ended December 31, 2005, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $86 and $109 and $170 and $237, respectively. During the three and nine months ended December 31, 2004, M&S, Inc. and FOD Las Vegas, LLC paid the Company $32 and $96 and $65 and $229 in franchise royalties, respectively. Additionally, during the three and nine months ended December 31, 2004, M&S, Inc. and FOD Las Vegas, LLC purchased products from the Company totaling $109 and $47 and $187 and $150, respectively.

During the nine months and three months ended December 31, 2004, the Company paid Dan Marino, then a director of the Company, $90 and $0 for his autograph on inventory items and appearance fees, such payments were based on arms-length negotiations between the parties. Mr. Marino resigned from the Company’s Board of Directors on January 25, 2005.

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

In August 2004, the Company obtained a convertible loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s president and chief executive officer. The initial advance of $700 as of September 30, 2004, was used for working capital purposes. As of November 22, 2004 the remaining $300 had been funded and used for working capital purposes as well. In consideration for such loan, the Company has agreed to pay such individual interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into our common stock at $0.05 per share. On January 25, 2005, the Company extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event the Company sells or issues common stock or other convertible securities after December 31, 2004, at the lowest issue or conversion price per share of such securities, as applicable. Also, the five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share were canceled effective January 15, 2005. On May 31, 2005 the Company’s president agreed to assume the Company’s obligations under the loan. In consideration for such transaction the Company’s president received 33,333,333 shares of the Company’s common stock.

To provide the Company with additional working capital, nine senior employees, including the Company’s chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

8.	Related Party Transactions (Continued)

bonus. The deferrals ceased and accrued amounts were paid on November 19, 2004 for each of the Company’s senior employees other than our president and chief executive officer and the chairman, which continued in effect until February 2005 for the chairman and June 3, 2005 for the president and chief executive officer. As of March 31, 2005, stock options to purchase up to 486,559 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. The Company accrued $285 of salaries and deferral bonuses for these two executives ($212 of the aggregate accrued salary to the Company’s president and chief executive officer and $73 of the consulting fees to the Company’s chairman of the board). In May 2005, the entire chairman of the board’s accrued consulting fees was satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of salary and $149 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The remaining $63 was paid in December 2005.

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

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which the chairman of the board is an executive officer. Under the terms of the agreement, the Company receives a 10% licensing fee on the revenues generated from our 365 live marketing concepts which we licensed to Pro Stars, Inc. The licensing fees for the three months and nine months ended December 31, 2005 were $101 and $262 and are reflected in revenue for that period.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management litigation matter on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446. These notes included notes issued to our president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121, $125, and $100, respectively, and notes to two other shareholders, each in the amount of $50. These notes accrued interest at the rate of 12% per annum and are due on (i) December 31, 2005, if the bond is either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common tock or other convertible securities after February 16, 2005, at the lowest issue or conversion price per share of such securities, as applicable. In June 2005 the note payable to the Company’s president was repaid. The remaining $325 of notes was converted as of May 31, 2005 into an aggregate of 10,833,333 shares of common stock.

On May 31, 2005, the Company’s chairman agreed to assume the Company’s obligations under a note payable to an individual, which bears interests at 12% per annum and $199 of principal amount is due on December 1, 2007. The note was unsecured and previously guaranteed by the Company’s chairman. In exchange for the obligation to pay the principal amount of indebtedness to the third party, the Company chairman received 6,633,333 shares of the Company’s common stock.

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

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support our e-commerce initiative, for an aggregate purchase price of $683. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of December 31, 2005 is $248 based on a discount rate of 3.5% which the Company determined to be market rate for similar types of loans. The payments are not pursuant to a note payable, not secured or subject to interest. The Company paid an additional $310 after closing leaving an amount due of $273 as of December 31, 2005. This remaining amount will be repaid through monthly payments of $21 each beginning in April 2005 through March 2007.

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition:

Purchase price	$683
Current assets, net	30
Intangible assets	(653)

Liabilities	$—

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

Acquisition (Continued)

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

We generate revenues from:

•	our retail segment which includes our 10 Company owned stores and our e-commerce component;

•	our manufacturing/distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom artwork and other items;

•	our franchise segment through our 19 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

RESULTS OF OPERATIONS

(Dollars in Thousands, Except per share amounts)

Nine Months Ended December 31, 2005 Compared to the Nine Months Ended December 31, 2004

Revenues. Total revenues increased 21.4% to $31.2 million in the first nine months of fiscal 2006 from $25.7 million in the same period last year due primarily to an increase in retail revenues, particularly retail revenues generated through the Company’s internet division. Prior to this holiday season, the internet division was properly positioned with healthy inventory levels, thus enabling them to fill and ship incremental sales orders received in the period. The Company’s credit facility secured in June 2005 provided the ability to make these pre-holiday investments in inventory levels.

Manufacturing and distribution revenues increased 8.2% from $12.1 million in the first nine months of fiscal 2005 to $13.1 million in the first nine months of fiscal 2006. Net revenues (after eliminating intercompany sales) increased 12.3% to $10.9 million in the fiscal 2006 period from $9.7 million in the same period last year. The increase in sales is primarily the result of incremental activity associated with Mounted Memories on-line customers; MLB.com, NFL.com and NASCAR.com.

Retail operations revenues increased significantly from $15.0 million in the first nine months of fiscal 2005 to $19.1 million in the same period this year; a 27.3% increase. Our internet retail division is primarily comprised of two websites (Fansedge.com and ProSportsmemorabilia.com). The internet division had retail sales of $14.4 million during the nine months of fiscal 2006 versus $10.0 million during the same period in fiscal 2005; a 44% increase. In October 2005, we moved the internet operation into a 40,000 square foot facility to accommodate this growth. We continue to see a growing acceptance in the marketplace for the purchasing of items via the internet.

Additionally, retail sales through our company-owned Field of Dreams stores decreased from $5.0 million for the first nine months of fiscal 2005 to $4.7 million for the first nine months of fiscal 2006. However, in fiscal 2005 we had 15 stores and in fiscal 2006 we had 12 stores. Effective December 31, 2005 we entered into early lease termination agreements which allowed us to cease operations for two underperforming stores, (the Beverly Center in Los Angeles, CA and the Glendale Galleria in Glendale, CA) in return for an “early exit” fee of $50 and $35 respectively. Also, one store was sold on August 1, 2005 to an existing franchisee. These transactions relating to the Company-owned stores are as a result of our on-going analysis which determines whether each of the store operations is providing the Company with its desired results.

Franchise operation revenues were $646 for the nine months ended December 31, 2005 compared to $993 for the same period in the last fiscal year. The reduction in revenue was as a result of two fewer franchised stores operating in the period. Subsequent to the period, The Company hired an experienced individual to head the Franchise Operations Division. In this capacity, the individual will be responsible for planning, developing, organizing, directing and evaluating the division’s efficiency and performance along with an emphasis on growing the existing franchise base.

Costs and expenses. Total cost of sales for the first nine months of fiscal 2006 was $16.5 million versus $13.9 million in the same period in fiscal 2005; an 18.7% increase. The increase relates directly to an increase in Company sales. As a percentage of total sales, cost of sales was 52.8% for the nine months of fiscal 2006 and 54.1% for the first nine months of fiscal 2005. The improvement was due to the experiencing of higher pricing at our both our retail stores and internet division.

Cost of sales of manufacturing/distribution products were $5.9 million in the first nine months of fiscal 2006 versus $5.4 million in the same period of fiscal 2005. As a percentage of manufacturing/distribution revenues, cost of sales was the same for both periods, approximately 54.7%.

Operating expenses increased from $10.8 million in the first nine months of fiscal 2005 to $12.0 million in the same period this fiscal year. As a percentage of sales, operating expenses were 42.1% for the first nine months of fiscal 2005 and 38.4% this year. The Company had previously built infrastructure to support future growth. Hence, upon achieving incremental sales, our operating costs will continue to decrease as a percentage of sales.

Interest expense, net. Net interest expense decreased from $418 in the first nine months of fiscal 2005 to $339 this year due to lower levels of borrowing and the retirement of higher interest bearing debt.

Provision for income taxes. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of December 31, 2005 and 2004. The effective tax rate for both periods was 40%.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Revenue. Total revenues increased 25% from $14.6 million in the third quarter of fiscal 2005 to $18.3 million in the same quarter of fiscal 2006, primarily due to an increase in retail revenues due to the holiday season, particularly retail revenues generated through the Company’s internet division. Prior to this holiday season, the internet division was properly positioned with healthy inventory levels, thus enabling them to fill and ship incremental sales orders received in the period. The Company’s credit facility secured in June 2005 provided the ability to make these pre-holiday investments in inventory levels.

Manufacturing and distribution revenues increased 8.3% from $6.0 million in the third quarter of fiscal 2005 to $6.5 million in the third quarter of fiscal 2006. Net revenues (after eliminating intercompany sales) increased 22.2% to $5.5 million in the fiscal 2006 period from $4.5 million in the same period last year. This is primarily due to incremental activity associated with their on-line customers; MLB.com, NFL.com and NASCAR.com.

Retail operations revenues increased 27.0% from $9.6 in the third quarter of fiscal 2005 to $12.2 million in the current year quarter. Our internet retail division is primarily comprised of two websites (Fansedge.com and ProSportsmemorabilia.com). The internet division had retail sales of $9.6 million during the third quarter of fiscal 2006 compared to $6.8 million in the same quarter last year; an increase of 29.1%. In October 2005 we moved the internet division into a larger warehouse facility of 40,000 square feet to accommodate this growth. We continue to see a growing acceptance in the marketplace for the purchasing of items via the internet.

Additionally, we operated 15 retail stores during the third fiscal quarter last year versus 12 stores this year. As a result of fewer stores, the revenue for the retail stores in the third quarter of fiscal 2006 decreased from $2.8 million compared to $2.6 million for the current fiscal third quarter. Effective December 31, 2005 we entered into early lease termination agreements which allowed us to cease operations for two underperforming stores, (the Beverly Center in Los Angeles, CA and the Glendale Galleria in Glendale, CA) in return for an “early exit” fee of $50 and $35 respectively. Also, one store was sold on August 1, 2005 to an existing franchisee. These transactions relating to the Company-owned stores are as a result of our on-going analysis which determines whether each of the store operations is providing The Company with its desired results.

Franchise operations revenues were $474 in the quarter ending December 31, 2004 compared to $314 in the same quarter this year. The reduction in revenue was as a result of 2 fewer franchised stores operating during the period. Subsequent to the period, The Company hired an experienced individual to head the Franchise Operations Division. In this capacity, the individual will be responsible for planning, developing, organizing, directing and evaluating the division’s efficiency and performance along with an emphasis on growing the existing franchise base.

Costs and expenses. Total cost of sales for the third quarter of fiscal 2006 was $9.8 million versus $7.9 million in the same quarter in fiscal 2005, a 24.0% increase. This increase directly relates to the increase in company sales. As a percentage of total sales, cost of sales was 54% for both third quarters of fiscal 2005 & 2006.

Cost of sales of manufacturing/distribution products were $3.1 million in the third three months of fiscal 2006 versus $2.3 million in the same period of fiscal 2005. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 56% in the current quarter versus 51.4% a year ago.

Operating expenses increased from $4.7 million in the third quarter of fiscal 2005 to $5.6 million in the same period this fiscal year. As a percentage of sales, operating expenses were 30.7% for the third three months of fiscal 2006 and 32.2% for the third three months of fiscal 2005. The Company had previously built infrastructure to support future growth. Hence, upon achieving incremental sales, our operating cost will continue to decrease as a percentage of sales.

Interest Expense, net. Net interest expense decreased from $198 last third quarter fiscal 2005 to $102 for the current third quarter as a result of lower levels of borrowing and the retirement of higher interest bearing debt.

As a result of the foregoing events, for the three months ended December 31, 2005 the Company incurred a net gain of $2.6 million before provision for income tax.

Provision for income taxes. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance in not necessary as of December 31, 2005 and 2004. The Company recognized an income tax expense of $1.0 million during the current year period. The effective tax rate was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of December 31, 2005 reflects working capital of $8.3 million versus working capital of $3.7 one year earlier. The increase is due to the refinancing of the credit facility by LaSalle Bank in June 2005, as well as the equity rights offering in May 2005. With the improvement of the financial results of the Company and a further strengthening of the balance sheet, our ability to capitalize on market opportunities should be enhanced.

At December 31, 2005, the Company’s cash and cash equivalents were $0, compared to $1.7 million at December 31, 2004. Net accounts receivable at December 31, 2005 were $2.4 million compared to $2.1 million at December 31, 2004. The December 31, 2005 balance sheet reflects $0 cash as a result of the structure of the Company’s loan agreement with LaSalle Business Credit LLC, which provides for daily sweeps of the Company’s bank account. The Company has, as of December 31, 2005, $5.1 million of availability under its loan with LaSalle and is not adversely affected by the $0 cash amount on the balance sheet.

Cash provided by operations amounted to $3.6 million for the first nine months of 2006, compared to $1.2 million used in operations in the same period in fiscal 2005. Cash used in investing activities was $698 in fiscal 2005 versus $365 in fiscal 2006. Cash used in financing activities was $3.4 million in fiscal 2006 versus cash provided by financing activities in fiscal 2005 was $905. The significant usage of funds in fiscal 2006 resulted from the payoff of the Company’s credit facilities with Merrill Lynch.

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

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries and an affiliate. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit have been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime. As of December 31, 2005, the prime rate was 7.25%. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants included minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures, all of which were met by the Company.

The $10.0 million line of credit facility includes borrowing capacity limits based on the eligibility criteria of inventories and account receivables. As of December 31, 2005, inventory eligibility was 54.4%, while accounts receivable was 85%. This resulted in total line availability of $6.3 million at December 31, 2005 with an excess availability of $5.1 million.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of December 31, 2005, we owned and operated 10 stores. Effective December 31, 2005 we entered into early lease termination agreements which allowed us to cease operations for two underperforming stores, (the Beverly Center in Los Angeles, CA and the Glendale Galleria in Glendale, CA) in return for an “early exit” fee of $50 and $35 respectively. The leases for two previously under-performing stores expired in late December 2004 and we elected to not renew those leases. On August 1, 2005, the Company sold the assets, inventory and leasehold improvements of its Wellington Green store to an existing franchisee. We have and will continue to analyze the performance of each of the store operations and determine whether they are providing The Company with its desired results. This may include additional future closings and/or conversion to franchise stores.

The Company’s warehouse facility in Sunrise, Florida sustained some damage as a result of Hurricane Wilma. The Company is unable to predict the financial impact of such damage; however, it believes that it has sufficient insurance coverage to protect itself. Also, in October of 2005, we moved our internet division into a larger warehouse facility of 40,000 square feet to accommodate their growth.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. Accordingly, we believe that we may have been unable to realize the principal benefits of a public ownership. Additionally, we will be required in fiscal 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value.

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

The Company is continuing to investigate the underlying causes of these material weaknesses and has implemented the following corrective actions: (1) Hired additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; and (2) Developed and implemented additional control procedures over the review processes and other procedures including the initiation and review of adjusting journal entries as well as the income tax provision.

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

On June 30, 2005, the former Company Controller resigned. From the period June 28 through July 31 an interim consultant performed those functions. Effective August 1, the consultant, Dorothy Sillano, BBA, MBA, CPA joined Dreams as its Company Controller. Furthermore, in August 2005 Dreams added another Senior Accountant to its department and again in December 2005 the Company hired an additional senior accountant, BS Accounting, and CPA. As a result of the hirings referenced above, the Company feels that these additions to the accounting department have improved the internal controls and financial reporting requirements of the organization.

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

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on February 10, 2006.

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