Form 10KSB
period 2006-03-31
DREAMS INC
filed 2006-07-13
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2006

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

Common Stock, no par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 159d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $42,729,708

The aggregate market value of the common equity held by non-affiliates as July 11, 2006 was $18,807,646

The number of shares outstanding of the issuer’s common stock as of July 11, 2006 is 178,102,720.

Transitional Small Business Disclosure Format (check one):  ☐  Y    ☒  N

FORM 10-KSB

i

Part I

Item 1. Description of Business.

General.

As used in this Form 10-KSB “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Dreams, Inc. is a Utah Corporation which was formed in 1980. Dreams operates in three business segments:

•	Retail. The retail segment represents the ten Company owned and operated Field of Dreams® retail stores and its e-commerce business operations including FansEdge.com and ProSportsMemorabilia.com. The e-commerce component of the segment consists of two e-commerce retailers selling a diversified selection of sports licensed products and memorabilia on the Internet.

•	Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork, reproductions and acrylic display cases. These operations are principally conducted through our wholly-owned subsidiary, doing business as Mounted Memories.

•	Franchise. This segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States. There are currently 19 Field of Dreams® franchise stores open and operating.

Retail Segment.

Retail Stores.

As of June 15, 2006, we currently own and operate ten Field of Dreams® retail stores. During the past fiscal year we sold our Wellington Green store to an existing franchisee and effective December 31, 2005 we entered into two early lease termination agreements with the landlords of our Beverly Center and Glendale Galleria sites that were under-performing. The Company may identify other franchised stores which it may purchase from time to time as it believes is appropriate. In addition, we sold our Somerset store effective June 30, 2006 to an existing franchisee. The Company will also evaluate the opening of new retail operations. Stores are located in high traffic areas in regional shopping malls. The stores average approximately 1,000 square feet. The average cost of opening a new Company-owned retail store in fiscal 2006 was approximately $150,000 per store. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our stores. Effective December 31, 2005 the parties extended the exclusive licensing agreement for an additional five-year term. During fiscal 2006 and 2005 we incurred royalty fees of $56,089 and $58,850, respectively.

This division prides itself on being the ultimate, corporately-owned sports and celebrity gift store in the country. This goal will be achieved by:

•	Staying ahead of the competition by offering innovative and fresh products;

•	Offering unrivaled service and product knowledge communicated through the best personnel in the industry;

•	Implementing management, product and financial controls to ensure maximum profitability.

A store typically has a full time manager and full time assistant manager in addition to hourly personnel, most of who work part time. The number of hourly sales personnel in each store fluctuates depending upon our seasonal needs. Our stores are generally open seven days per week and generally ten hours per day.

Set forth below is a listing of our stores as of June 15, 2006, their location and the date opened.

City	Store Location	Date Opened
Denver, CO	Park Meadows Mall	March 2002
Detroit, MI	Somerset Mall	March 2002
Chicago, IL	Woodfield Mall	October 2002
Norfolk, VA	MacArthur Center	October 2002
San Diego, CA	Horton Plaza	November 2002
Paramus, NJ	Garden State Plaza	May 2003
San Francisco, CA	Pier 39	September 2003
Farmington, CT	West Farms Mall	November 2003
Denver, CO	Cherry Creek Mall	May 2004
Scottsdale, AZ	Scottsdale Fashion Square	June 2004

E-Commerce Operations.

The Company sells officially licensed products and authentic autographed memorabilia of the NFL, MLB, NHL, NBA, NCAA and NASCAR. In October 2003 the Company purchased 100% of the outstanding common stock of FansEdge Incorporated and in April 2004 the Company acquired certain assets, including the website of Pro Sports Memorabilia, Inc. The e-commerce division, which includes these online properties and others, is focused on providing the best customer experience in the online sports-licensed products and memorabilia vertical.

E-commerce products are marketed through a series of websites that offer customers a daily selection of items from more than 200 teams and over 1,300 different athletes. This division sells over 30,000 products across categories such as apparel, auto accessories, autographed memorabilia, collectibles, headwear, home and office items, jewelry and watches, tailgate and stadium gear, and DVD’s. These online properties represent several of the leading brand names in this market and include:

•	www.FansEdge.com,

•	www.prosportsmemorabilia.com,

•	www.sportcases.com

•	www.danmarino.com

•	www.johnelway.com

•	www.peterose.com

In addition, FansEdge maintains strategic alliances with Amazon.com in which the FansEdge brand and its products are sold in the apparel and sporting section of the Amazon.com website.

The division fulfills orders generated through website sales by shipping products from its own warehouse facilities in Sunrise, Florida, Chicago, Illinois and Denver, Colorado, and from suppliers via drop-ship agreements. Our distribution network enables us to provide immediate delivery service to our online customers. It is our goal to be the market leader by shipping orders the same day they are received.

This division’s business strategy is to be the best at what they do within the sports-licensed products and memorabilia vertical. Tactics employed to execute this strategy include:

•	Applying critical expertise to improve logistics and provide the best possible customer experience;

•	Strengthening brands by continually expanding catalogs and reinforcing market positioning in response to market demand;

•	Efficiently transforming shoppers into customers and effectively turning customers into repeat customers; and

•	Operating with optimal efficiencies realized through superior market expertise and technology, total commitment to both quality and accuracy, and timely fulfillment.

This division will continue to expand and optimize its marketing practices exclusively within its chosen vertical by seeking strategic alliances with other companies and brands, in some cases providing expertise and technology to third-party entities, including other online marketers and professional athletes.

Manufacturing/Distribution Segment.

Mounted Memories.

Mounted Memories (“MMI”) is one of the largest wholesalers of authentic sports and celebrity memorabilia products and acrylic display cases. The Company maintains many exclusive and non-exclusive agreements with numerous athletes who frequently provide autographs and or game used memorabilia at agreed upon terms. In addition to its relationships with various athletes and their representatives, MMI holds licenses with different sports leagues which allow for the manufacture and distribution of a wide array of products. Licenses are currently held with MLB, MLBPA, NFL, Golden Bear (Jack Nicklaus), NASCAR and a variety of NASCAR teams and drivers.

Specifically, MMI strives to enhance its market leadership position by executing against the following objectives:

•	Further expand distribution channels and deepen existing customer relationships.

•	Expand and diversify product lines by adding new licenses and bringing new products to market.

•	Continue to pursue exclusive licensing and memorabilia opportunities.

•	Enhance manufacturing efficiencies.

MMI has been in business since 1989 and has achieved its industry leading status fundamentally due to a combination of its licenses and its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI manufacturers a large selection and supply of custom acrylic display cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is acrylic. There are many vendors who sell plastic throughout south Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual suppliers represented more than ten percent of the Company’s total fiscal 2006 or fiscal 2005 purchases.

MMI continues to work on the development of new distribution channels. MMI’s customer base varies greatly and includes transactional television, internet companies, traditional retail stores, specialty retail which sell sports and celebrity memorabilia as well as corporate account sales. MMI has worked diligently to expand and diversify its customer base and currently no single customer accounted for more than twelve percent and ten percent of MMI’s total fiscal 2006 or 2005 revenues respectively.

MMI has one of the most advanced and effective fulfillment processes in the industry and utilizes the most current shipping software to assist in the process. MMI operates out of a 50,000 square foot facility and will continue to invest in technologies that enhance its competitive manufacturing and distribution advantages.

The Greene Organization.

The Greene Organization since 1991 has been engaged in athlete representation and corporate sports marketing of individual athletes. This boutique division provides athletes with all “off-field” activities including but not limited to; personal appearances, product endorsements, book publishing deals, public/private autograph signings, licensing and marketing opportunities. As a result, over the years, The Greene Organization has become a portal for numerous corporate clients who regularly contract this division to identify a professional athlete to enhance their company’s profile, products and or services. Warren H. Greene, president of The Greene Organization, is the brother-in-law of the Company’s president.

Franchise Segment.

The Company conducts its Field of Dreams® operations through Dreams Franchise Corporation (“DFC”). On March 1, 2006, the Company announced the hiring of a new president of the franchise division. DFC, under the direction of its new President, Mr. Jorge Salvat will focus its attention on two principal objectives;

Improving its support structure for existing franchisees by creating “value-added” services such as:

•	Analyzing top line revenues and creating short and long-term action plans for sales increases through improved personnel training/recruitment, more regionally appropriate marketing/advertising based incentives, and direct interface with landlord’s marketing department to create better traffic opportunities.

•	Assisting franchisees in resolving real estate issues from expansion to renewal and beyond.

•	Bringing in new vendor relationships that enhance both the store’s top line revenues and operating expense savings.

Increasing brand awareness by opening more stores throughout the United States and Canada and revamping the FieldofDreams.com website which includes adding an e-commerce component. These objectives have begun to be addressed by:

•	An increase in expenditures for prospective franchisees through traditional print media and online services.

•	Improving the screening process for qualified prospects with the proper financial and operational experience.

•	Developing and enhancing relationships with national landlords to secure “A” rated locations within their malls.

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

Merchandising License Agreement.

DFC has acquired from USL the exclusive license to use “Field of Dreams®” as the name of retail stores in the United States and a non-exclusive right to use the name “Field of Dreams®” as a logo on products. DFC has also licensed from USL the exclusive right to sublicense the “Field of Dreams®” name to franchisees for use as a retail store name. The license agreement between DFC and USL is referred to herein as the “USL License”. Under the terms of the USL License, DFC is obligated to pay to USL a 1% royalty based on gross sales of Field of Dreams® stores. The current term of the USL License expires in December 2010. DFC has successive five-year options to renew the USL License. The USL License requires DFC to submit all uses of the Field of Dreams® mark for approval prior to use. Ownership of the Field of Dreams® name remains with USL and will not become that of DFC or the Company. Should DFC breach the terms of the USL License, USL may, in addition to other remedies, terminate DFC’s rights to use the “Field of Dreams®” name. Such a termination would have an adverse effect on DFC’s and the Company’s business.

Franchising.

Our standard franchise provides a franchisee the right to open and operate a single Field of Dreams® store at a single specified location. Franchisees pay DFC $10,000 upon execution of a standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC’s general practice that the term of standard franchise agreements begins with the term of the franchisee’s lease. In addition to sublicensing the right to use the Field of Dreams® name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams® store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. Royalties from the largest franchisee accounted for less than one percent of the Company’s fiscal 2006 and 2005 consolidated revenues.

DFC imposes certain controls and requirements on Field of Dreams® franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams® name. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and USL as insured parties. Franchisee’s rights under the standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold. DFC sold no standard franchises during the fiscal year ended March 31, 2006.

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

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its 17-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and NASCAR.

Within the acrylic display case line of business, MMI competes with other companies which mass produce cases. MMI does not compete with companies which custom design one-of-a-kind cases. MMI believes that because it is one of the country’s largest acrylic case manufacturers, it is price competitive due to its ability to purchase large quantities of material and pass the savings to customers.

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

Employees.

The Company employs 152 full-time employees and 28 part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third quarter of our fiscal year, primarily due to holiday sales. Approximately 42% and 44% of our revenues were generated in the third quarter of fiscal 2006 and fiscal 2005. Management believes that the percentage of revenues in the third fiscal quarter will increase in future fiscal years as we grow the retail segment.

Item 2. Description of Property.

The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 4,500 square feet of office space and expires in June 2008. The Company’s principal executive offices are located at the Plantation, Florida facility.

Our primary manufacturing/warehouse facility in Sunrise, Florida has approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term expiring in 2012 with total occupancy costs of approximately $34,000 per month with 3% annual increases.

Our 10 company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2012 with initial terms of 7 to 10 years. We also lease a warehouse facility in Denver, Colorado which has approximately 1,400 square feet as well as a lease in Chicago expiring in 2008 for a 40,000 square foot facility to house our Internet division’s operations

Item 3. Legal Proceedings.

We are involved from time to time with legal proceedings arising in the ordinary course of business. The Company is not presently involved in any other litigation, the result of which would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the OTC Bulletin Board, an electronic screen based market available to brokers on desk-top terminals, under the symbol “DRMS.OB” The high and low bids of the Company’s common stock for each quarter during fiscal years ended March 31, 2006 and 2005 are as follows:

Fiscal Year Ended March 31, 2006:

	High Bid Price	Low Bid Price
First Quarter	$.09	$.03
Second Quarter	.12	.05
Third Quarter	.09	.06
Fourth Quarter	.20	.06

Fiscal Year Ended March 31, 2005:

	High Bid Price	Low Bid Price
First Quarter	$.45	$.25
Second Quarter	.36	.20
Third Quarter	.23	.20
Fourth Quarter	.18	.05

On July 11, 2006 the high bid price was $.17 and the low bid price was $.15 for the Company’s common stock.

Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are 410 record owners of the Company’s common stock as of March 31, 2006.

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes. In addition, our current loan and security agreement with La Salle Bank prohibits the Company from paying cash dividends.

EQUITY COMPENSATION PLANNING INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	4,836,559	$0.14	0
Total	4,836,559	$0.14	0

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

Management’s Overview

We are engaged in multiple aspects of the sports entertainment and memorabilia industry through a variety of distribution channels.

We generate revenues from:

•	our retail segment which includes our 10 Company owned stores and our e-commerce component;

•	our manufacturing distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom artwork and other items;

•	our franchise program through our 19 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. In fiscal 2006, the Company recorded direct inventory write downs of $650,000 to specific products.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that a $187 and $0 valuation allowance as of March 31, 2006 and 2005 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Goodwill

The Company performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. For example, such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. The Company performs an annual fair value assessment of its goodwill on March 31 of each year, and no impairment was noted in fiscal 2006 or 2005.

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

RESULTS OF OPERATIONS

Fiscal 2006 Compared to Fiscal 2005

Revenues. Total revenues increased 29% to $42.7 million in fiscal 2006 from $33.0 million last year due primarily to an increase in retail revenues, particularly retail revenues generated through e-commerce component (approximately $6.5 million increase). During October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenues through ProSportsmemorabilia.com. Prior to our holiday season, the internet division was properly positioned with healthy inventory levels; thus enabling them to fill and ship incremental sales orders received. The Company’s credit facility secured in June 2005 provided the ability to make these additional investments in inventory levels.

Manufacturing and distribution revenues increased from $15.9 million in fiscal 2005 to $18.8 million, an 18% increase in fiscal 2006. Net revenues (after eliminating intercompany sales) increased 27% to $16.2 million in fiscal 2006 from $12.8 million last year. The increase primarily is the result of incremental activity associated with MMI’s on-line customers; MLB.com, NFL.com and NASCAR.com and the additional sales generated by the Pittsburgh Steelers Championship products produced and sold by the Company.

Retail operations revenues increased significantly from $18.8 million in fiscal 2005 to $25.1 million, a 34% increase this year. Our internet retail division, which is primarily comprised of two websites (FansEdge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The Company then purchased ProSportsmemorabilia.com in April 2004. The internet division had retail sales of $13.0 million in fiscal 2005 versus $19.5 million, a 50% increase this year. In October 2005, we moved the internet operations into a larger and more efficient facility to accommodate this growth. We continue to see a growing acceptance in the marketplace for the purchasing of items via the Internet. Additionally, retail sales through our company-owned Field of Dreams stores decreased 5% from $5.9 million in fiscal 2005 to $5.6 million this year. This was primarily due to the sale of one store in August 2005 and the early closing of two under-performing stores in December 2005. However, for analysis purposes, the same 10 store sales were up $500,000 or 11.2% for the year. As of March 31, 2006 and March 31, 2005 we owned and operated 10 and 13 company-owned Field of Dreams stores respectively.

Franchise operations revenues were $1.2 million in fiscal 2005 and $836,000 in fiscal 2006; a 30% decrease. The reduction in revenue is partly due to the fact that the Company no longer includes a 1.5% marketing fund royalty in gross revenues and two fewer stores operating in the period. However, for analysis purposes, the same store sales were up $1.4 million or 8.6% yielding an additional $71,732 in royalty income for our Franchise business.

The Company realized $324,000 in net management fee revenues in fiscal 2005 versus $224,000 this year. The 30% decrease relates to a reduction in the frequency of significant athlete marketing events in the current year. We will continue to market opportunities for these significant events, however, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for fiscal 2006 was $24.4 million versus $18.2 million in fiscal 2005, a 34.0% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was comparable in both periods and was 55.2% for fiscal 2005 versus 57.2% for fiscal 2006.

Costs of sales of manufacturing/distribution products were $10.1 million for fiscal 2006 versus $7.3 million for fiscal 2005 or a 38% increase. This increase relates to an increase in manufacturing/distribution product sales. As a percentage of total manufacturing/distribution sales, cost of sales were 62.9% for fiscal 2006 versus 56.6% for fiscal 2005. This increase in percentage of cost of sales for this segment does not represent an erosion of margin and is attributable to a one-time net impairment charge to inventory of approximately $510,000 and a reduction in inter-company sales of $500,000 as a result of fewer stores in the chain. Therefore, for analysis purposes, if you “back-out” these amounts from our cost of sales, the percentages were comparable for periods, 56% for fiscal 2006 and as stated earlier, 56.6% for fiscal 2005.

Cost of sales of retail products were $14.3 million for fiscal 2006 versus $10.9 million for fiscal 2005 or a 31% increase. This increase relates to an increase in retail sales. As a percentage of total retail sales, costs were comparable for both periods; 57% for fiscal 2006 versus 58% for fiscal 2005.

Operating expenses increased 15% from $14.4 million in fiscal 2005 to $16.6 million this year. The increase relates to an increase in overall Company sales. As a percentage of total sales, expenses declined from 44% in fiscal 2005 to 38% this year. The Company had previously built infrastructure to support future growth. Hence, upon achieving incremental sales, our operating costs should continue to decrease as a percentage of sales as a significant portion of our expenses are fixed in nature.

Interest expense, net. Net interest expense decreased from $585,000 in fiscal 2005 to $454,000 this year due to lower levels of borrowing on the Company’s line of credit, partially offset by increased interest rates.

Provision for income taxes. The Company recognized an income tax benefit of $174,000 in fiscal 2005 and an income tax expense of $1.8 million in fiscal 2006. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all of the evidence, both positive and negative, management has determined that a $187 and $0 valuation allowance as of March 31, 2006 and 2005 respectively, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. The Company expects its continuing effective tax rate to approximate 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of March 31, 2006 reflects working capital of $13.6 million versus working capital of $7.1 million one year earlier. The increase is primarily due to our equity rights offering in May 2005; the refinancing of our Merrill Lynch credit facility by La Salle Bank in June 2005; and the Company booking an insurance proceeds receivable of $3.6 million as of

March 31, 2006. With the improvement of the financial results of the Company and a further strengthening of the balance sheet, our ability to capitalize on market opportunities should be enhanced.

At March 31, 2005, the Company’s cash and cash equivalents were $211,000, compared to $433,000 at March 31, 2006. Net accounts receivable at March 31, 2005 were $1.8 million compared to $6.9 million at March 31, 2006. The structure of the Company’s loan agreement with La Salle Business Credit LLC provides for daily sweeps of the Company’s bank accounts. The Company has, as of March 31, 2006 $2.0 million excess availability under its loan with La Salle and is not adversely affected by the $433,000 cash amount on the balance sheet. Of the $10 million dollar line, $7.7 million was available to the Company for borrowing. The actual loan balance outstanding was $5.7 million resulting in the $2.0 million excess availability. The large increase in the net accounts receivables is as a result of the Company booking an insurance proceeds receivable of $3.6 million as of March 31, 2006.

Cash used in operations amounted to $549,000 for fiscal 2005, compared to $554,000 used in operations in fiscal 2006. Cash used in investing activities were $461,000 in fiscal 2005 versus $917,000 this year. The increase was primarily attributed to the pay-out of additional purchase consideration.

On May 11, 2005, the Company completed its rights offering. Pursuant to the terms and conditions of the rights offerings, the Company issued 121,739,525 shares of its common stock. The Company received approximately $3.7 million in new capital from the rights offering, which consisted of approximately $1.7 million of cash proceeds and approximately $2.0 million of then current debt obligations and accrued liabilities being converted into shares of the Company’s common stock on the same terms and conditions as set forth in the rights offering.

$1,000,000 of the proceeds of the rights offering was used in partial payment of indebtedness under the Company’s previous line of credit with MLBFS. Additionally, the following obligations were satisfied by the issuance of shares of the Company’s common stock in lieu of payment of the subscription price (at the equivalent issue price of $0.03 per share): (i) $1.0 million of indebtedness to the brother of the Company’s president and chief executive office; (ii) approximately $150,000 of accrued salary to the Company’s president and chief executive officer; (iii) $73,000 of accrued consulting fees owed to the Company’s chairman of the board pursuant to a consulting agreement; and (iv) the obligation to pay approximately $200,000 from principal amount of indebtedness to a third party was transferred to the Company’s chairman. The chairman was the guarantor of such note.

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit had been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime or LIBOR plus 200 basis points. As of March 31, 2006, the interest rate on the loan was 7.5% (prime). The $10.0 million line of credit facility includes borrowing capacity limits based on the eligibility criteria of inventories and account receivables. As of March 31, 2006, inventory eligibility was 52.2%, while accounts receivable was 85%. This resulted in total line availability of $7.7 million at March 31, 2006 with an excess availability of $2.0 million. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants included minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures, all of which were met by the Company.

The Company had previously disclosed that its primary warehouse facility in Sunrise, Florida sustained damage as a result of Hurricane Wilma in the fall of 2005. The Company was unable to predict the financial impact of such damage; however, the Company believed that is had sufficient insurance coverage to protect itself. On June 28, 2006, the Company received a settlement payment of $3.6 million which is reflected as other income in the fiscal 2006 statement of operations.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of March 31, 2006, we owned and operated 10 stores. Effective December 31, 2005 we entered into early lease termination agreements which allowed us to cease operations for two under-performing stores, (the Beverly Center in Los Angeles, CA and the Glendale Galleria in Glendale, CA) in return for an “early exit” fee of $50 and $35 respectively. The leases for two previously under-performing stores expired in late December 2004 and we elected not to renew those leases. On August 1, 2005, the Company sold the assets, inventory and leasehold improvements of its Wellington Green store to an existing franchisee, of which one of the partners is the President of Dreams Products, Inc. We have and will continue to analyze the performance of each of the store operations and determine whether they are providing The Company with its desired results. This may include additional future closings and/or conversion to franchise stores.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. Additionally, we will be required in fiscal 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we expect some relaxing of the initial requirements mandated by Sarbanes-Oxley due to our relative company size, these and other compliance costs of a public company will increase.

We have not created and are not a party to any special purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. However, we may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Except as described herein, our management is not aware of any known trends or demands, commitments, events or uncertainties, as they relate to liquidity which could negatively affect our ability to operate and grow as planned, other than those previously disclosed.

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

The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123R is April 1, 2006. The Company does not believe that any of the alternative phase-in methods would have a material effect on the Company’s consolidated statement of operations or balance sheet.

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

Item 7. Financial Statements.

DREAMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Dreams, Inc.

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and Subsidiaries (the “Company”) as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Fort Lauderdale, Florida

June 7, 2006

(except for Note 19,

as to which the date is June 28, 2006)

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	March 31, 2006	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$433	$211
Accounts receivable, net	6,903	1,738
Inventories	12,207	10,135
Prepaid expenses and deposits	841	1,225
Deferred tax asset	—	345

Total current assets	20,384	13,654

Property and equipment, net	1,619	1,534
Deferred loan costs	68	39
Goodwill, net	1,932	1,932
Other intangible assets, net	4,005	4,062
Deferred tax asset	543	877
Other long-term assets	—	194

	$28,551	$22,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,250	$2,466
Accrued liabilities	1,929	2,154
Short-term notes payable	—	1,446
Current portion of long-term debt	251	320
Deferred credits	245	158
Deferred tax liability	1,071	—

Total current liabilities	$6,746	$6,544

Long-term debt, less current portion	—	1,178
Borrowings against line of credit	5,744	4,499

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock authorized 10,000,000 and 0 shares; issued and outstanding 0 shares as of March 31, 2006 & 2005.	—	—
Common stock and additional paid-in capital, no par value; authorized 500,000,000 and 100,000,000 shares; issued and outstanding 178,102,720 and 56,363,195 shares as of March 31, 2006 and 2005, respectively.	26,286	22,845
Accumulated deficit	(10,225)	(12,774)

Total stockholders’ equity	16,061	10,071

	$28,551	$22,292

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended March 31, 2006 and 2005

(Dollars in Thousands, except share and earnings per share amounts)

	March 31, 2006	March 31, 2005
Revenues:
Manufacturing/Distribution	$16,185	$12,922
Retail	25,095	18,833
Management fees, net	224	324
Franchise fees and royalties	1,226	899

Total revenues	42,730	32,978

Expenses:
Cost of sales – manufacturing/distribution	10,181	7,303
Cost of sales – retail	14,279	10,934
Operating expenses	16,523	14,418
Depreciation and amortization	639	375

Total expenses	41,622	33,030

Income (Loss) from operations before interest, Other income and income taxes	1,108	(52)

Interest expense, net	(454)	(585)
Other income	3,657	—

Income (Loss) from operations before income taxes	4,311	(637)

Income tax expense (benefit)	1,762	(174)

Net income (loss)	2,549	(463)

Basic and diluted income (loss) per share	$0.02	$(0.01)

Weighted average shares outstanding	164,427,869	56,363,195

The accompanying notes are an integral part of this consolidated financial statement.

Dreams, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended March 31, 2006 and 2005

(Dollars in Thousands, except share and earnings per share amounts)

	Shares Outstanding	Common Stock & Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2004	56,363,195	$22,682	$(12,311)	$10,371

Stock options related party loan		140		140
Modification of stock option agreement		23		23
Net loss	—	—	(463)	(463)

Balance as of March 31, 2005	56,363,195	$22,845	$(12,774)	$10,071

Shares Issued-Rights Offering	58,172,332	1,745		1,745
Settlement of Debt and accruals	—
Via stock issuance	63,567,193	1,907		1,907
Rights Offering Costs	—	(241)		(241)
Stock options issued	—	30		30
Net income	—	—	2,549	2,549

Balance as of March 31,2006	178,102,720	$26,286	$(10,225)	$16,061

The accompanying notes are an integral part of this consolidated financial statement.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2006 and 2005

(Dollars in Thousands)

	Fiscal 2006	Fiscal 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,549	$(463)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	562	300
Intangible assets	71	75
Amortization of deferred loan costs	59	—
Deferred / current tax expense (benefit)	1,750	(169)
Change in assets and liabilities, net of acquisition:
Accounts receivable	(5,165)	(350)
Inventories	(2,070)	(997)
Prepaid expenses and deposits	397	(490)
Accounts payable	784	981
Accrued liabilities	32	453
Deferred credits	87	111

Net cash used in operating activities	(554)	(549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contingent consideration payment	(270)
Gain on sale of property, plant, equipment	25	—
Purchase of property and equipment	(672)	(461)

Net cash used in investing activities	(917)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from LaSalle line of credit	5,744	—
Proceeds from Merrill line of credit	—	4,869
Payoff of Merrill line of credit	(4,499)	(4,657)
Repayments on notes payable	(1,163)	(310)
Rights offering costs	(46)	—
Deferred loan costs	(88)	—
Cash received from rights offering	1,745	—
Proceeds from notes payable	—	1,000

Net cash provided by financing activities	1,693	902

Net increase (decrease) in cash and cash equivalents	222	(108)

Cash and cash equivalents at beginning of period	211	319

Cash and cash equivalents at end of period	$433	$211

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacture, distribution and sale of sports memorabilia products and acrylic display cases. The Company is also in the business of selling Field of Dreams® retail store franchises and operates retail stores and websites selling memorabilia and related products, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The fiscal years ended March 31, 2006 and March 31, 2005 are herein referred to as “fiscal 2006” and “fiscal 2005”, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations and credit card transactions from the internet division. Additionally, hurricane insurance claim proceeds of $3.6 million have been recorded at fiscal year end 2006.

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

Shipping and Handling Costs

Costs incurred for shipping and handling associated with a sale are included in cost of sales in the period when the sale occurred. Amounts billed to a customer for shipping and handling is reported as revenue.

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. These expenses were $1.9 million and $1.6 million in fiscal 2006 and 2005, respectively.

Inventories

Inventories, consisting primarily of sports memorabilia products, prepaid autographs and acrylic cases, are valued at the lower of cost or market. Cost is determined using the first-in, first-out, specific identification and average cost methods. Prepaid autographs represent amounts paid for the rights to certain autographs to be received in the next twenty-four months.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and as of March 31, 2006 and 2005 performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and no impairment was noted.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2006 and 2005, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average of common shares outstanding including the dilutive effect of common stock equivalents. There was no dilutive effect of common stock equivalents in fiscal 2006 as all of the outstanding stock options had exercise prices greater than the average fiscal 2006 stock price. Common stock equivalents have been excluded from the diluted per share calculation in fiscal 2005, as the Company incurred a net loss in that year and its inclusion would have been anti-dilutive.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

Potential common stock equivalents at March 31, 2006 were stock options to purchase 4,836,559 shares of common stock with exercise prices ranging from $0.08 to $0.25 per share. As of March 31, 2005 potential common stock equivalents were stock options to purchase 3,936,559 shares with exercise prices ranging from $0.15 to $0.25 per share.

Stock Compensation

The Company accounts for stock options issued to non-employees under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees.” The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense. Effective October 1, 2005 the Company issued 400,000 stock options with an $.08 exercise price to an Investor Relations consultant in return for a 12 month service agreement. These options were valued at $30,000 and were recorded initially via additional paid in capital. Monthly, the options are being expensed at a rate of $2,500.

In accordance with the requirements of SFAS 123, the fair value of each employee option grant was estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006, no dividend yield; expected volatility of 60% in fiscal 2006, risk-free interest rates of 4% and expected holding periods of three-years. On February 1, 2006 the Company issued twelve employees and one IT Consultant from the Internet division 1,945,000 stock options with a $.10 exercise price. Also, on February 9, 2006 the Company issued an Internet division employee 55,000 stock options with a $.15 exercise price. One-million (1,000,000) of the stock options are subject to a five-year (5) vesting period, while the balance vest immediately.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (Continued)

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123:

	Fiscal 2006	Fiscal 2005
Net income (loss):
As reported	$2,549	$(463)
Pro forma	$2,513	$(544)

Basic and diluted income (loss) per share:
As reported	$0.02	$(0.01)
Pro forma	$0.02	$(0.01)

There was no stock-based employee compensation expense included in net income (loss) in fiscal 2005 or fiscal 2006. The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

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

The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123R is April 1, 2006. The Company does not believe that any of the alternative phase-in methods would have a material effect on the Company’s consolidated statement of operations or balance sheet.

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

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $750. $100 was paid at closing and the remaining $650 shall be paid over a three year period, ending in March 2007. The present value of the remaining payments as of March 31, 2006 is $245 based on a discount rate which the Company determined to be market rate for similar types of loans. The payments are not pursuant to a note payable, not secured or subject to interest. The Company paid an additional $405 after closing leaving an amount due of $245 as of March 31, 2006. This remaining amount will be repaid through monthly payments of $21 that began in April 2005 and continuing through March 2007.

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

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired. The excess purchase price over the estimated fair market value of the assets and liabilities acquired amounted to $653 and was primarily allocated to certain identifiable intangible assets which have indefinite useful lives. The results of operations of ProSports from April 1, 2004 through March 31, 2006 are included in the accompanying statement of operations.

During October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web, in order to further support our e-commerce initiative. The Company did not issue any consideration for this purchase other than the assumptions of the Fansedge liabilities. However, the prior shareholders of Fansedge are entitled to additional consideration based on 25% of the earnings before interest and taxes (“EBIT”) of Fansedge for four years after the date of the acquisition. The amount of additional consideration is based on a formula defined in the purchase agreement and is not limited to a certain amount. In the fourth quarter of fiscal 2005, the Company recorded additional intangible assets and additional purchase consideration of $683 to accrue for the excess fair value of the net assets acquired over the consideration paid in accordance with SFAS141 “Business Combinations”. No adjustments were required for fiscal 2006.

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

At March 31, 2006, the Company had one customer whose accounts receivable balance was approximately $1.1 million which represented about 16% of the Company’s gross accounts receivable at March 31, 2006. Subsequent to March 31, 2006 the Company collected the entire amount of the receivable from the customer.

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of March 31, 2006 and 2005, the allowance for doubtful accounts was $98 and $54, respectively.

4.	Inventories

The components of inventories are as follows:

	March 31, 2006	March 31, 2005
Raw materials	$369	$372
Work in process	95	105
Finished goods, net	11,743	9,658

	$12,207	$10,135

The reserve for slow moving inventory was $491 at March 31, 2005 and $215 at March 31, 2006. The decrease in this reserve amount was as a result of the Company taking direct inventory “write-downs” to specific products in fiscal 2006 in the amount of $650,000.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

5.	Property and Equipment

The components of property and equipment as of March 31 are as follows:

	2006	2005
Leasehold improvements	$607	$699
Machinery and equipment	212	200
Office and other equipment and fixtures	2,178	1,627
Transportation equipment	62	47

	3,059	2,573

Less accumulated depreciation and amortization	(1,440)	(1,039)

	$1,619	$1,534

6.	Intangible Assets

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during fiscal 2006 and fiscal 2005 performed fair value based impairment tests on its goodwill and other intangible assets and no impairment was noted.

As of March 31, 2006 and 2005, the Company has total consolidated goodwill, net of accumulated amortization, of $1.9 million.

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The Company’s intangible assets subject to amortization represent primarily a seven year non-compete agreement entered into in fiscal 2002 with a net book value of $75 and $100 as of March 31, 2006 and 2005, respectively.

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

6.	Intangible Assets (Continued)

As of March 31, 2006 and 2005, intangible assets not subject to amortization consist of the following:

	March 31, 2006 Gross Carrying Amount	March 31, 2005 Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$2,015	$83	$2,015	$83
Trademark	4,118	251	4,097	210

	$6,133	$334	$6,112	$293

7.	Line of Credit

At March 31, 2006, the Company had an asset-based revolving line of credit which allowed the Company to borrow up to $10 million for working capital purposes based on eligible accounts receivable and inventories. The net availability as of March 31, 2006 was $7.7 million. The balance outstanding on the loan as of March 31, 2006 was $5.7 million resulting in the borrowing availability of $2.0 million as of March 31, 2006. The line of credit carries an annual interest rate at prime or Libor plus two-hundred basis points. As of March 31, 2006 the interest rate on the loan was 7.5% (prime). The line of credit is collateralized by the Company’s assets. The advanced rates as of March 31, 2006 were 85% for accounts receivables and 52.2% for inventories. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures. The Company is in compliance with its financial loan covenants as of March 31, 2006. The line of credit matures in June 2008 and carries a “pre-payment” penalty of $300,000 in contract year 1; $200,000 in contract year 2; and $100,000 in contract year 3.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31:

	2006	2005
Payroll costs (including bonuses and commissions)	$685	$572
Additional purchase consideration due FansEdge	683	953
Professional fees	90	106
Other	471	523

	$1,929	$2,154

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

9.	Short-Term Notes Payable

In order to satisfy working capital needs, during the second quarter of fiscal 2005, the Company received an unsecured loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s president and chief executive officer. The initial advance of $700 as of September 30, 2004, was used for working capital purposes. As of December 31, 2004, the remaining $300 had been funded and used. In consideration for such loan, the Company had agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. Effective as of January 15, 2005, the Company extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004, at the lowest issue or conversion price per share of such securities, as applicable. Also, the five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share were canceled effective January 15, 2005. On May 31, 2005 the Company’s president agreed to assume the Company’s obligations under the loan. In consideration for such transaction the Company’s president received 33,333,333 shares of the Company’s common stock.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management litigation matter on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446. These notes included notes issued to the Company’s president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121, $125, and $100, respectively, and notes to two other shareholders, each in the amount of $50. These notes accrue interest at the rate of 12% per annum and are due on (i) December 31, 2005, if the bond is either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common tock or other convertible securities after February 16, 2005 at the lowest issue or conversion price per share of such securities, as applicable. In June 2005 the note payable to the Company’s president was repaid while the remaining $325 of notes was converted as of May 31, 2005 into an aggregate of 10,833,333 shares of common stock.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

10.	Long-Term Debt

Long-term debt consists of the following at March 31:

	2006	2005
Note payable to a lending institution at a floating annual interest rate based on adding a fixed interest charge of 2.4% to the thirty day “Dealer Commercial Paper Rate”, plus monthly principal payments through November 2004. The note was collateralized by the Company’s accounts receivables and inventories. This note was paid off with the new La Salle Bank credit facility on June 3, 2005.	$—	$820
Purchase price consideration due ProSports Memorabilia which is not pursuant to a note, is not collateralized and is not subject to interest. Monthly principal payments of $21 thru March 2007.	245	462
Note payable to an individual at 12% annual interest, with monthly principal and interest payments of $8 through November 2007. The note was unsecured and guaranteed by the Company’s Chairman. On May 31, 2005 the Company’s Chairman assumed the obligations in exchange for common stock.	6	216

	251	1,498

Less current portion	(251)	(320)

	$—	$1,178

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity

Common Stock: As of March 31, 2006 and 2005 respectively, the Company had 500,000,000 and 100,000,000 shares authorized and 178,102,720 and 56,353,195 common shares issued and outstanding.

Preferred Stock: As of March 31, 2006, the Company had 10,000,000 shares authorized and -0- preferred shares issued and outstanding. As of March 31, 2005 there was no preferred stock authorized, issued or outstanding.

Stock Options: The following table summarizes information about the stock options outstanding at March 31, 2006:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at March 31, 2004	4,200,250	$.21
Granted	1,486,559	.25
Exercised	—	—
Expired/Canceled	(1,750,250)	.25

Outstanding at March 31, 2005	3,936,559	$.21

Granted	2,400,000	.10
Exercised	—	—
Expired/Canceled	(1,500,000)	.25

Outstanding at March 31, 2006	4,836,559	$.14

(Continued)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

11.	Stockholders’ Equity (Continued)

Options exercisable as of March 31, 2006 and 2005 were 3,636,559 and 3,136,809 respectively. The weighted average fair value of options granted during fiscal 2006 was $.04 per share. The weighted average fair value of options granted during fiscal 2005 was $.18 per share.

The following table summarizes information about all of the stock options outstanding at March 31, 2006:

	Outstanding options			Exercisable options
Range of Exercise prices	Shares	Weighted Average remaining life (years)	Weighted avg. exc. price	Shares	Weighted avg. exc. price
$ .08 - .25	4,836,559	3.13	$.14	3,636,559	$.15

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

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

Effective October 1, 2005 the Company issued 400,000 stock options with an $.08 exercise price to an Investor Relations consultant in return for a 12 month service agreement. These options were valued at $30,000 and were recorded initially via additional paid-in capital. Monthly, the options are being expensed at a rate of $2,500.

On February 1, 2006 the Company issued 125,000 stock options with a $.10 exercise price to an Information Technology consultant at the Internet division. The options are subject to a five-year vesting period. The fair value of the stock options was not material.

12.	Income Taxes

The components of the income tax provision (benefit) are as follows:

	Fiscal 2006	Fiscal 2005
Current:
Federal tax expense/ (benefit)	$10	$—
State tax expense/ (benefit)	2	(6)
Deferred:
Federal tax expense/ (benefit)	1,361	(150)
State tax expense/ (benefit)	389	(18)

	$1,762	$(174)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	2006	2005
Current
Allowance for doubtful accounts	$39	$23
Inventory reserve	86	187
Inventory capitalization adjustment	66	90
Accrued expenses	138	45
Insurance reimbursement	(1,400)	—

	(1,071)	345
Long-term
Stock options	15	9
Federal and states NOL carry-forward	1,919	1,310
Capital loss carry-forward	187	—
Alternative Minimum Tax credit	51	14
Charitable contributions	5	38
Depreciation and amortization	(1,447)	(494)
Less valuation allowance	(187)	—

	543	877

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $187 and $-0- valuation allowance as of March 31, 2006 and 2005 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $187.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended March 31, 2006 and 2005 is as follows:

	2006	2005
Tax at U.S. statutory rate	34%	(34)%
State taxes, net of federal benefit	6	(4)
Non-deductible items	—	5
Other	—	6

	40%	(27)%

At March 31, 2006, the Company had available federal net operating loss carryforwards of approximately $5 million. Due to an ownership change, approximately $900 of the available federal net operating loss may be subject to Section 382 annual limitation. Expiration tables are as follows:

2012	$887
2018	392
2019	118
2020	798
2023	28
2024	1,682
2025	1,169

$5,074

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

13.	401 (k) Plan

The Company participates in a 401 (k) defined contribution plan (the “401 (k)” Plan) under Section 401 (k) of the Internal Revenue Code. The 401 (k) Plan is available to all employees over the age of 21 with at least one year of service. Eligible participants may contribute up to 50% of their pretax earnings. The Company does not contribute to the Plan. For the years ended March 31, 2006 and 2005, employees were able to contribute up to $14,000 and $13,000 respectively of their annual compensation. Participants are immediately vested.

14.	Commitments and Contingencies

Operating Leases

As of March 31, 2006, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next seven years and some contain provisions for certain annual rental escalations. Rent expense charged to operations for fiscal 2006 and 2005 was $2.2 million and $2.1 million, respectively. One of the Company’s leases requires the Company to pay percentage rent based on the revenues of the company-owned stores. Total percentage based rent payments were $58,600 in fiscal 2006 and $42,900 in fiscal 2005.

The future aggregate minimum annual lease payments under the Company’s noncancellable operating leases are as follows:

Fiscal
2007	1,228
2008	1,157
2009	841
2010	666
2011	658
Thereafter	350

Total minimum lease commitments	$4,900

Future Contractual Payments to Athletes

As of March 31, 2006 the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re-sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Fiscal
2007	$1,675
2008	540

$2,215

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

Litigation

The Company is subject to legal proceedings that arise in the ordinary course of its business. The amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur, which could have a material impact on the Company’s operations.

15.	Related Party Transactions

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s chairman, each had ownership interests in franchised Field of Dreams® stores. Prior to November 2004, Mr. Tannenbaum was a 25% owner in M&S, Inc.; a Florida Corporation that owns and operates three Field of Dreams® franchised stores in the state of Florida. As of November 1, 2004, Mr. Tannenbaum divested himself of all equity ownership of M&S, Inc. Mr. Battistone was a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Battistone divested himself of his interest January 1, 2005. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, had entered into the Company’s standard franchise agreements.

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

In August 2004, the Company obtained a convertible loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s president and chief executive officer. The initial advance of $700 as of September 30, 2004, was used for working capital purposes. As of November 22, 2004 the remaining $300 had been funded and used for working capital purposes as well. In consideration for such loan, the Company had agreed to

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into our common stock at $0.05 per share. On January 25, 2005, the Company extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004 at the lowest issue or conversion price per share of such securities, as applicable. Also, the five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share were canceled effective January 15, 2005. On May 31, 2005 the Company’s president agreed to assume the Company’s obligations under the loan. In consideration for such transaction the Company’s president received 33,333,333 shares of the Company’s common stock.

To provide the Company with additional working capital, nine of the Company’s senior employees, including our chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased and accrued amounts were paid on November 19, 2004 for each of the Company’s senior employees other than our president and chief executive officer and our chairman, which continued in effect until February 2005 for our chairman and June 3, 2005 for our president and chief executive officer. As of March 31, 2005, stock options to purchase up to 486,559 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. The Company accrued $285 of salaries and deferral bonuses for these two executives ($212 of the aggregate accrued salary to the Company’s president and chief executive officer and $73 of the consulting fees to the Company’s chairman of the board). In May 2005, the entire chairman of the board’s accrued consulting fees was satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of salary and $149 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The Company paid its president the remaining balance of $63 in December 2005.

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

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which the Company’s chairman of the board is an executive officer. Under the terms of the agreement, the Company receives a 10% licensing fee on the revenues generated from our 365 live marketing concepts which we licensed to Pro Stars, Inc. The license fees received in fiscal 2006 were $350. The license fees received in fiscal 2005 were insignificant.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management litigation matter on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446. These notes included notes issued to our president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121, $125, and $100, respectively, and notes to two other shareholders, each in the amount of $50. These notes accrued interest at the rate of 12% per annum and were due on (i) December 31, 2005, if the bond was either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common tock or other convertible securities after February 16, 2005 at the lowest issue or conversion price per share of such securities, as applicable. In June 2005 the note payable to the Company’s president was repaid. The remaining $325 of notes was converted as of May 31, 2005 into an aggregate of 10,833,333 shares of common stock.

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

16.	Franchise Information

The Company licenses the right to use the proprietary name Field of Dreams® from Universal Studios Licensing, Inc. (“USL”), formerly known as Universal Merchandising, Inc. Pursuant to the most recent amendment to the licensing agreement, the Company pays USL one percent of each company-owned and franchise unit’s gross sales, with a minimum annual royalty of $100. The Company pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit’s gross sales. This $5 fee is not an advance against royalties. At March 31, 2006, the Company had 19 units owned by franchisees and had 10 company-owned units.

The Company is required to indemnify USL for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions by the Company. The Company is required to maintain insurance coverage of $3.0 million per single incident. The coverage is current as of March 31, 2006 and names USL as the insured party.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

The license agreement expires in December 2010. The agreement may be renewed for additional five-year terms, provided that the Company is in compliance with all aspects of the agreement. If the Company fails to comply with the license requirements of the agreement, either during the initial term or during an option term, the agreement may be terminated by USL. Termination of the license agreement would eliminate the Company’s right to use the Field of Dreams® service mark. Such determination could have an adverse effect on the Company’s franchise and retail operations.

The Company franchise activity is summarized as follows for the years ended March 31:

	2006	2005
In operation at year end	19	18
Opened during the year	—	—
Closed during the year	—	4
Acquired by franchisor during the year	—	—
Acquired from corporate during the year	1	—

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

17.	Business Segment Information

The Company has three reportable segments as identified by information reviewed by the Company’s chief operating decision maker: the Manufacturing/Distribution segment, the Retail segment and the Franchise Operations segment.

The Manufacturing/Distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork, reproductions and acrylic display cases. Sales are handled primarily through in-house salespersons that sell to specialty retailers and other distributors in the United States. The Company’s manufacturing and distributing facilities are located in the United States. The majority of the Company’s products are manufactured in these facilities.

The Retail segment represents the Company-owned Field of Dreams® retail stores and the Fansedge.com and Prosportsmemorabilia.com web-sites. As of March 31, 2006, the Company owned and operated 10 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. In April of 2004, the Company purchased certain assets associated with ProSports Memorabilia.com.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in fiscal 2006 and 2005 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

17.	Business Segment Information (Continued)

Segment information for the fiscal years ended March 31, 2006 and 2005 was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
March 31, 2006
Net sales	$18,796	$25,095	$836	$44,727
Intersegment net sales	(2,565)	0	(38)	(2,603)
Operating earnings	2,236	1,288	386	3,910
Total assets	15,381	7,172	101	22,654

March 31, 2005
Net sales	$15,927	$18,833	$1,166	$35,926
Intersegment net sales	(3,092)	—	(196)	(3,288)
Operating earnings	994	397	328	1,719
Total assets	9,756	4,441	134	14,331

Reconciliation to consolidated amounts is as follows:

	FY2006	FY2005
Revenues:
Total revenues for reportable segments	$44,727	$35,926
Other revenues	606	340
Eliminations of intersegment revenues	(2,603)	(3,288)

Total consolidated revenues	$42,730	$32,978

Pre-tax earnings / (loss):
Total earnings for reportable segments	$3,910	$1,719
Other income (loss) (primarily parent company expenses)	855	(1,771)
Interest expense	(454)	(585)

Total income (loss) before income taxes	$4,311	$(637)

18.	Supplemental Cash Flow Information

Interest and Taxes Paid

Cash paid for interest during fiscal 2006 and 2005 was $421 and $605, respectively. The Company paid $0 during fiscal 2006 fiscal 2005 for income taxes.

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

In August 2004, the Company received an unsecured loan of up to $1.0 million from the brother of the Company’s Chief Executive Officer. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. The Company performed a valuation to determine the fair value of the stock options issued. The fair value determination was $0.18 per share. The Company capitalized $140 to deferred loan costs and amortized these costs during fiscal 2005. On January 15, 2005 the Company canceled the five-year options to purchase 1,000,000 shares of common stock at an exercise price of $.25 per share. Also, on May 31, 2005 the Company’s president agreed to assume the Company’s obligations under the loan and in consideration for such transaction, the Company’s president received 33,333,333 shares of the Company’s common stock.

19.	Insurance Proceeds

On June 28, 2006, the Company received a net settlement payment of $3.68 million all of which is included in Accounts receivable as of March 31, 2006. After consideration of the insurance deductible the Company recognized $3.6 million of other income in the fiscal 2006 statement of operations.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13A-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report. Based upon that evaluation, our management has concluded our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended.

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

Change in Internal Controls. There have been no significant changes made in the internal controls and there were no other factors that could significantly affect our internal controls during the fourth quarter of the fiscal year covered by this report. However, as previously reported, effective August 1, 2005 the Company hired Dorothy Sillano, BBA, MBA, and CPA as its Company Controller. Furthermore, in August 2005 Dreams added another Senior Accountant to its department and again in December 2005 the Company hired an additional Senior Accountant, BS Accounting, and CPA. As a result of the new hires referenced above, the Company feels that these additions to the accounting department have improved the internal controls and financial reporting requirements of the organization.

Item 8B. OTHER INFORMATION.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director of the Company Since	Position Held With the Company
Sam D. Battistone	66	1982	Chairman/Director
Ross Tannenbaum	44	1998	President/CEO/Director
David M. Greene	44	2001	Senior Vice President/ Corporate Secretary
Dale Larsson	61	1982	Director
Victor Shaffer	46	2004	Executive Vice President

Biographical Information.

Sam D. Battistone. Sam D. Battistone has been Chairman of the Board since our inception. Mr. Battistone served as president until November 1998. He currently also serves as the Chairman and CEO of Pro Stars, Inc. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory committee of the Board of Governors of the NBA. He held that position until the Company sold its interest in the team. He served as a founding director of Sambo’s Restaurants, Inc. and in each of the following capacities, from time to time, from 1967 to 1979: President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors. During that period, Sambo’s grew from a regional operation of 59 restaurants to a national chain of more than 1,100 units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association.

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

David M. Greene. David M. Greene has been Senior Vice President of Strategic Planning since June 2001 and our Corporate Secretary since August 2004. From May 1992 to May 2001, he was the President of Florida Tool & Gauge, Inc., an aerospace manufacturing company located in Fort Lauderdale, Florida. From April 1987 to April 1992, he served as President of GGH Consultants, Inc., an investment and business consulting company. From May 1984 to March 1987, he worked as an investment executive at the investment banking firm of Drexel, Burnham, Lambert, Inc. Mr. Greene is the brother-in-law of Ross Tannenbaum, the Company’s President.

Dale E. Larsson. Mr. Larsson has served as Director of our Company since 1982. From 1982 until September 1998, Mr. Larsson was our Secretary-Treasurer. Mr. Larsson currently serves as a Director and CFO of Pro Stars, Inc. Mr. Larsson graduated from Brigham Young University in 1971 with a degree in business. From 1972 to 1980, Mr. Larsson served as controller of Invest West Financial Corporation; a Santa Barbara, California based Real Estate Company. From 1980 to 1981, he was employed by Invest West Financial Corporation as a real estate representative. From 1981 to 1982, he served as the corporate controller of WMS Famco, a Nevada corporation based in Salt Lake City, Utah, which engaged in the business of investing in land, restaurants and radio stations. Since 1998, Mr. Larsson has also served as the controller of Dreamstar, Inc., an investment and Retail Sports Memorabilia Company.

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

During fiscal year 2006, the Board of Directors acted by unanimous consent on five (5) occasions and had no meetings.

Director of Compensation.

Directors are not paid fees for serving on our board. Directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at our board meetings.

Code of Ethics.

We have adopted a code of ethics for our officers and directors. The Code of Ethics was approved by our Board of Directors in June 2004 and is posted on our web site. We will also disclose any amendments or waivers to our Code of Ethics on our website www.dreamscorp.com.

Committees of the Board of Directors. The Board of Directors does not have an Audit Committee. To date the Board of Directors has acted as our Audit Committee. The Board of Directors has determined that Dale Larsson is an “audit committee financial expert” and “independent” as defined in 401(h) of Regulation SB. The board’s affirmative determination was based upon, among other things, his prior business and educational experience.

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the fiscal year ended March 31, 2006 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2006, except as set forth below, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2006.

Item 10. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities by the Company and its subsidiaries for fiscal years ended March 31, 2004, 2005 and 2006 of those persons who were, at March 31, 2006, the Chief Executive Officer of the Company and executive officers of the Company whose compensation exceeded $100,000.

Summary Compensation Table

	Annual Compensation			Other Annual Compensation(1)	Long-Term Compensation Securities Underlying Options/SARs
Name and principal Position	Fiscal Year	Salary	Bonus
Ross Tannenbaum,	2004	$288,750	—	$9,600	—
CEO and Director	2005	288,750	—	9,600	—
	2006	288,750	75,000	9,600

David Greene, Senior	2004	$100,000	—	$7,200	—
Vice President	2005	105,000	—	7,200	—
	2006	125,000	40,000	7,200

Victor Shaffer,	2004	—	—	—	—
Executive Vice President	2005	$217,500	—	$7,200	—
	2006	225,000	22,579	7,200	—

(1)	Other annual compensation represents automobile allowances.

Option Grants in Last Fiscal Year and Potential Realizable Values.

The following table sets forth as to each of the named executed officer’s information with respect to option grants during fiscal 2006, potential realizable values of such option grants. They are not intended to predict future stock prices, which will depend on market conditions, performance and other factors.

Name	Number of Shares Underlying Granted Options	Percentage of the Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Ross Tannenbaum	0
David M. Greene	0
Victor Shaffer	0

Aggregated Option/Exercises in Fiscal Year and Fiscal Year End Options.

The following table sets forth, with respect to each of the named executive officers, the number of share options exercised and the dollar value realized from those exercised during fiscal 2006, and the total number and aggregate dollar value of exercisable and non-exercisable stock options held on March 31, 2006.

Aggregated Option/SAR Exercises in Fiscal Year and FY-End

Option/SAR Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End ($)(1) Exercisable/Unexercisable
Ross Tannenbaum	—	—	169,696	—
David M. Greene	—	—	524,766/—	—
Victor Shaffer	—	—	1,152,717/104,360	21,913/2,087

At March 31, 2006, the closing bid price of the Company’s common stock was $.17, and on July 11, 2006, was $.16.

(1)	Based on the closing bid price of the Company’s common stock of $.16 on July 11, 2006.

Employment Agreements.

We are not currently a party to any employment agreement with any of our named executive officers.

Equity Compensation Plans.

We do not currently have any equity compensation plans in effect.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders.

The following table sets forth as of June 15, 2006, the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and warrants to purchase shares and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	9,619,954	(2)(3)	5.4%

Ross Tannenbaum	46,003,029	(4)	25.8%

Jeffrey R. Rosenberg 4025 Willowbend, Suite 312 Houston, TX 77023	11,000,000		6.2%

Donald Friedman(9) 3131 Eastside, #120 Houston, TX 77098	11,000,000		6.2%

Dale Larsson 3230 North University Ave. Provo, UT 84604	595,144.3%

Victor Shaffer	2,023,744	(5)(6)	1.1%

David M. Greene	2,549,766	(7)	1.4%

All Executive Officers and Directors as a group (5 persons)(8)	60,791,547		34%

See footnotes next page.

(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, suite 325 Plantation, Florida 33324.
(2)	Excludes 7,811,782 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	1,000,000
Dann Battistone	1,000,000
Brian Battistone	1,000,000
Mark Battistone	1,000,000
Cindy Battistone	1,000,000
Signature, Inc.	2,811,782

(3)	Includes 70,348 shares which are the subject of stock options.
(4)	Includes 169,696 shares which are the subject of stock options.
(5)	Includes 857,077 shares which are the subject of stock options.
(6)	Does not include 400,000 shares which are the subject of stock options which have not yet vested.
(7)	Includes 524,766 shares which are the subject of stock options.
(8)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.
(9)	Includes 4,000,000 shares held in four trusts of which the beneficiaries are Mr. Friedman’s children.

Item 12. Certain Relationships and Related Transactions.

Ross Tannenbaum, the Company’s Chief Executive Officer and a director, and Sam Battistone, the Company’s Chairman, each had ownership interests in franchised Field of Dreams® stores. Prior to November 2004, Mr. Tannenbaum was a 25% owner in M&S, Inc.; a Florida Corporation that owns and operates three Field of Dreams® franchised stores in the state of Florida. As of November 1, 2004, Mr. Tannenbaum divested himself of all equity ownership of M&S, Inc. Mr. Battistone is a principal in FOD Las Vegas, LLC which owns and operates three Field of Dreams® franchised stores in the state of Nevada and one in the state of Minnesota. Mr. Battistone divested himself of his interest January 1, 2005. Mr. Tannenbaum and Mr. Battistone, through their partnerships with M&S, Inc. and FOD Las Vegas, LLC, respectively, had entered into the Company’s standard franchise agreements.

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

In August, 2004, the Company obtained a convertible loan to borrow up to $1.0 million due January 15, 2005 from the brother of the Company’s president and chief executive officer. The initial advance of $700,000 as of September 30, 2004, was used for working capital purposes. As of November 22, 2004 the remaining $300,000 has been funded and used. In consideration for such loan, the Company has agreed to pay such third party interest at the rate of 12% per annum and granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. In an event of a default under the loan, the loan is convertible into our common stock at $0.05 per share. On January 25, 2005, effective January 15, 2005, we extended the maturity date of the note to April 29, 2005 and modified the convertibility feature to provide for conversion of the note, only upon an event of default, at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after December 31, 2004 at the lowest issue or conversion price per share of such securities, as applicable. On May 31, 2005 the Company’s president agreed to assume the Company’s obligations under the loan. In consideration for such transaction the Company’s president received 33,333,333 shares of our common stock.

To provide the Company with additional working capital, nine of our senior employees, including our chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased on November 19, 2004 for each of our senior employees other than our president and chief executive officer and our chairman, which continued in effect until February 1, 2005 for our chairman and June 3, 2005 for our president and chief executive officer. On December 31, 2004, stock options to purchase up to 410,615 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. The Company accrued $284,588 of salaries and deferral bonuses for these two executives. $211,588 of the aggregate accrued salary to the Company’s president and chief executive officer and $73,000 of the consulting fees to the Company’s chairman of the board. The entire chairman of the board’s accrued salary was satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of salary and $148,188 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The Company paid its president the remaining balance of $63,000 in December 2005.

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

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, we receive a 10% licensing fee on the revenues generated from our 365 live marketing concepts which we licensed to Pro Stars, Inc. The license fees received in fiscal 2006 were $350,000. The license fees received in fiscal 2005 were insignificant.

In order to fund the substitute collateral in connection with the appeal of the Unitas Management matter discussed under “Business – Legal Proceedings,” on February 16, 2005, the Company issued unsecured subordinated convertible promissory notes in the aggregate amount of $446,080. These notes included notes issued to our president and chief executive officer, his brother-in-law and his father-in-law in the amounts of $121,080, $125,000, and $100,000, respectively, and notes to two other shareholders, each in the amount of $50,000. These notes accrue interest at the rate of 12% per annum and are due on (i) December 31, 2005, if the bond is either released or drawn upon prior to December 31, 2005, (ii) the date that is 10 business days after the bond is released, if the bond is released on or after December 31, 2005, or (iii) the date that is 45 business days after the bond is drawn upon if the bond is drawn upon on or after December 31, 2005. These notes provide for a 10% origination fee to be paid no later than the earlier to occur of the maturity date and December 31, 2005. These notes are convertible at any time at the lower of (i) the average closing sales price for a share of our common stock for the three trading days immediately prior to conversion or (ii) in the event we sell or issue common stock or other convertible securities after February 16, 2005 at the lowest issue or conversion price per share of such securities, as applicable. In June 2005 the note payable to the Company’s president was repaid. The remaining $325,000 of notes was converted as of May 31, 2005 into an aggregate 10,833,333 shares of common stock.

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

Item 13. Exhibits.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Grant Thornton for fiscal years 2006 and 2005.

	Fiscal 2006	Fiscal 2005
Audit Fees	$103,000	$109,000
Audit-Related Fees	2,000	3,000
Tax Fees	38,000	26,000

Total	$143,000	$138,000

Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also included consents for the equity rights offering advice in Fiscal 2005 on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of Dreams, Inc.’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category included the review of SEC Comment Letters for Fiscal 2005 and the consent for the Uniform Franchise Offering Circular and other accounting consulting for both Fiscal 2006 & 2005.

Tax Fees - This category consists of professional services rendered by Grant Thornton LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice for Fiscal 2006 & 2005.

Miscellaneous - The Board of Directors, serving as the Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Board of Directors. Board of Directors, serving as the Company’s Audit Committee, may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Board of Directors, serving as the Company’s Audit Committee, may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
President, Chief Executive Officer

Dated: July 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
Chief Executive Officer and a Director
(principal executive officer and principal
accounting financial officer)

Dated: July 13, 2006

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated: July 13, 2006

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated: July 13, 2006

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Company

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO

32.2	Certification of CFO