Form 10KSB/A
period 2006-03-31
DREAMS INC
filed 2006-07-28
CIK 810829

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

EXPLANITORY NOTE

This Amendment No. 1 to the Dreams, Inc. Annual Report in Form 10-KSB for the year ended March 31, 2006 is being filed to correct a miss entry in the Statements of Cash Flow for fiscal 2006.

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

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2006 and 2005

(Dollars in Thousands)

	Fiscal 2006	Fiscal 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,549	$(463)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	562	300
Intangible assets	71	75
Amortization of deferred loan costs	59	—
Deferred / current tax expense (benefit)	1,750	(169)
Change in assets and liabilities, net of acquisition:
Accounts receivable	(5,165)	(350)
Inventories	(2,070)	(997)
Prepaid expenses and deposits	397	(490)
Accounts payable	784	981
Accrued liabilities	422	453
Deferred credits	87	111

Net cash used in operating activities	(554)	(549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contingent consideration payment	(270)
Gain on sale of property, plant, equipment	25	—
Purchase of property and equipment	(672)	(461)

Net cash used in investing activities	(917)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from LaSalle line of credit	5,744	—
Proceeds from Merrill line of credit	—	4,869
Payoff of Merrill line of credit	(4,499)	(4,657)
Repayments on notes payable	(1,163)	(310)
Rights offering costs	(46)	—
Deferred loan costs	(88)	—
Cash received from rights offering	1,745	—
Proceeds from notes payable	—	1,000

Net cash provided by financing activities	1,693	902

Net increase (decrease) in cash and cash equivalents	222	(108)

Cash and cash equivalents at beginning of period	211	319

Cash and cash equivalents at end of period	$433	$211

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

Dated: July 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
Chief Executive Officer and a Director
(principal executive officer and principal
accounting financial officer)

Dated: July 28, 2006

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated: July 28, 2006

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated: July 28, 2006

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Company

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO

32.2	Certification of CFO