Form 10-Q
period 2006-06-30
DREAMS INC
filed 2006-08-14
CIK 810829

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2006, there were 178,102,720 shares of Common Stock, no par value per share outstanding.

DREAMS, INC.

Part I. Financial Information

Item 1. Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet - Unaudited

(Dollars in Thousands, except share amounts)

	As of June 30, 2006	March 31, 2006
		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$541	433
Accounts receivable, net	2,250	6,903
Inventories, net	13,315	12,207
Prepaid expenses and deposits	1,024	841
Notes receivable	34	—
Deferred tax asset	329	—

Total current assets	17,493	20,384

Property and equipment, net	1,790	1,619

Deferred tax asset, net	—	543

Deferred loan costs	61	68

Other intangible assets, net	3,990	4,005

Goodwill, net	1,932	1,932

Total assets	$25,266	28,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,315	3,250
Accrued liabilities	2,010	1,929
Current portion of long-term debt	191	251
Deferred tax liability	—	1,071
Deferred credits	280	245

Total current liabilities	4,796	6,746

Deferred tax liability, net	631	—
Borrowings against line of credit	4,119	5,744
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 500,000,000 shares; shares issued and outstanding 178,102,720	26,296	26,286
Accumulated deficit	(10,576)	(10,225)

Total stockholders’ equity	15,720	16,061

Total liabilities and stockholders’ equity	$25,266	28,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended June 30,
	2006	2005
Revenues	$7,924	$6,053

Expenses:
Cost of sales	4,511	3,206
Operating expenses	3,685	2,969
Depreciation and amortization	141	83

Total Expenses	8,337	6,258

Loss before interest and taxes	(413)	(205)

Interest expense, net	(152)	(154)

Loss before provision for income taxes	(565)	(359)

Income tax benefit	(214)	(144)

Net (loss)	$(351)	$(215)

Loss per share:
Basic and diluted: Earnings (Loss) per share	$(0.00)	$(0.00)
Weighted average shares outstanding – Basic and Diluted	178,102,720	123,253,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

	Three Months Ended June 30,
	2006	2005
Net cash provided by (used in) operating activities	$2,118	$(501)

Cash flows from investing activities:

Purchase of property and equipment	(306)	(189)

Net cash used in investing activities	(306)	(189)

Cash flows from financing activities:
(Payments to) proceeds from LaSalle line of credit, net	(1,641)	4,721
Payoff of Merrill Lynch line of credit	—	(4,499)
Deferred loan costs	—	(73)
Purchase of common stock	—	2,200
Repayments on notes payable and term loans	(63)	(1,341)
Rights Offering Costs	—	(38)

Net cash (used in) provided by financing activities	(1,704)	970

Net increase in cash and cash equivalents	108	280

Cash and cash equivalents at beginning of period	433	211

Cash and cash equivalents at end of period	$541	$491

Supplemental Disclosure of Cash Flow Information:

Cash paid during the three month period ended June 30:
Interest	$93	$59
Income taxes	$101	—

	$194	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Dollars in Thousands)

Non-cash investing and financing activities:

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

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended March 31, 2006.

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

Earnings per Share

For the three months ended June 30, 2006, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 178,102,720. Stock options to purchase up to 4,836,559 shares of the Company’s common stock with an exercise price ranging from $0.08 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended June 30, 2006, due to their anti-dilutive effects.

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

Stock Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. The Company adopted FAS No. 123(R) under the modified prospective transition method and, consequently, prior period results have not been restated. Under this transition method, in fiscal 2007, the Company’s reported share-based compensation expense will include expense related to share-based compensation awards granted subsequent to April 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R), as well as any unrecognized compensation expense related to non-vested awards that were outstanding as of the date of adoption. Prior to April 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its employee share-based compensation and applied FAS No. 123 “Accounting for Stock Issued to Employees” for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for share-based employee compensation plans and compensation expense was not recorded for awards granted with no intrinsic value. The FAS No. 123 disclosures include pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used. Determining the appropriate fair value model and calculating the fair value of share-based compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the share-based compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of share-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, share-based compensation expense could be materially different from what has been recorded in the current period.

For the three months ended June 30, 2006, the Company recorded $9,872 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations. This expense was offset by a $3,949 deferred tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R):

Stock Options - The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three years. No options were granted during the three months ended June 30, 2006, however, certain options awarded prior to March 31, 2006 vested during the three months ended June 30, 2006. Awards generally expire three to five years after the date of grant.

No stock options were issued during the three months ended June 30, 2006. During the period 604,360 options vested. The Total Weighted Average (TWA) of shares vested in the period was 347,439. The TWA price vested during the period was $0.08.

As of June 30, 2006 there were 4,836,559 options outstanding with an average price of $0.1419 Vested options totaled 4,036,559 with an average price of $.01497. Total outstanding options that were “in the money” at June 30, 2006 were 3,600,000 with an average price per option of $0.1152. Of those options the vested, “in the money” options totaled 2,800,000 with an average price of $0.1188.

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA) outstanding strike price, number of vested options with the corresponding strike price by price range.

Options Breakdown by Range as at 2006/06/30

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Strike Price	Vested Options	WA Vested Strike Price
$0.000 to $0.090	400,000	3.26	$0.0800	400,000	$0.0800
$0.100 to $0.190	3,200,000	3.29	$0.1196	2,400,000	$0.1252
$0.200 to $0.290	1,236,559	1.98	$0.2197	1,236,559	$0.2197
$0.300 to $0.390	0	0.00	$0.0000	0	$0.0000
$0.400 to $0.500	0	0.00	$0.0000	0	$0.0000
$0.000 to $0.500	4,836,559	2.95	$0.1419	4,036,559	$0.1497

At June 30, 2006, exercisable options had aggregate intrinsic values of approximately $143,450.

The Company did not grant any options during the three months ended June 30, 2006. The weighted average grant date fair value of the Company’s options to which share-based compensation expense was recognized during the three months ended June 30, 2006 was $0.23. The fair value was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Three Months Ended June 30, 2006
Expected Dividend Yield (1)	N/A
Expected Stock Price Volatility (2)	94.00%
Risk-Free Interest Rate (3)	4.64%
Expected Life in Years (4)	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.
(2)	The determination of expected stock price volatility for options granted was based on historical DRMS common stock prices over a period commensurate with the expected life of the option.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.
(4)	The expected life in years for options vesting during the three months ended June 30, 2006.

Reported net earnings for the three months ended June 30, 2005, adjusting for share-based compensation that would have been recognized if FAS No. 123(R) had been followed, is as follows:

Three Months Ended June 30, 2005 (In Thousands; Except Per Share Amounts)
Net Loss as reported	$(215)
Pro Forma Net Loss	$(215)

Basic and diluted earnings per share
As reported	(0.00)
Proforma	(0.00)

3.	Business Segment Information

The Company has three reportable segments as identified by information reviewed by the Company’s chief operating decision maker: the Manufacturing/Distribution segment, the Retail Operations segment and the Franchise Operations segment.

The Manufacturing/Distribution segment represents the manufacturing and wholesaling of sports memorabilia products, custom artwork and reproductions and acrylic display cases. Sales are handled primarily through in-house salespersons that sell to specialty retailers and other distributors in the United States. The Company’s manufacturing and distributing facilities are located in the United States. The majority of the Company’s products are manufactured in these facilities.

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of June 30, 2006, the Company owned and operated 9 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. Additionally, in April 2004, the Company acquired the assets of Pro Sports Memorabilia (“ProSports”), an e-commerce retailer of sports memorabilia products on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties. As of June 30, 2006 there were 20 franchises operating in the United States.

All of the Company’s revenue generated in the first three months ended June 30, 2006 and 2005 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the three month periods ended June 30, 2006 and 2005 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
June 30, 2006
Net sales	$4,108	$4,136	$275	$8,519
Intersegment net sales	(776)	0	0	(776)
Operating earnings (loss)	276	(382)	1	(105)
Total assets	11,336	7,507	127	18,970

June 30, 2005
Net sales	$2,950	$3,226	$186	$6,362
Intersegment net sales	(585)	(10)	0	(595)
Operating earnings (loss)	112	(253)	97	(43)
Total assets	9,782	4,911	134	14,827

Reconciliation to consolidated amounts is as follows:

	YTD FY2007	YTD FY2006
Revenues:
Total revenues for reportable segments	$8,519	$6,362
Other revenues	181	286
Elimination of intersegment revenues	(776)	(595)

Total consolidated revenues	$7,924	$6,053

Pre-tax loss:
Total loss for reportable segments	$(105)	$(43)
Other loss (primarily parent company expense)	(308)	(162)
Interest expense	(152)	(154)

Total consolidated loss before taxes	(565)	(359)

4.	Inventories

The components of inventories as of June 30, 2006 are as follows:

Raw materials	$6
Work in process	83
Finished goods, net	13,226

$13,315

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

5.	Related Party Transactions

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

To provide the Company with additional working capital, nine of our senior employees, including the Company’s chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased and accrued amounts were paid on November 19, 2004 for each of the Company’s senior employees other than our president and chief executive officer and our chairman, which continued in effect until February 2005 for our chairman and June 3, 2005 for our president and chief executive officer. As of March 31, 2005, stock options to purchase up to 486,559 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. The Company accrued $285 of salaries and deferral bonuses for these two executives ($212 of the aggregate accrued salary to the Company’s president and chief executive officer and $73 of the consulting fees to the Company’s chairman of the board). In May 2005, all of the chairman of the board’s accrued consulting fees were satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of salary and $149 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The Company paid its president the remaining $63 in December 2005.

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, the Company receives a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc. The licensing fees for the three months ended June 30, 2006 and 2005 were $53 and $61, respectively.

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

6.	Legal Proceedings

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

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next two years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

8.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. Dreams has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

9.	Debt Refinancing

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with La Salle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of La Salle Retail Finance providing for a three-year revolving credit line up to $10.0 million. The La Salle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. The La Salle line of credit bears interest at prime or Libor plus 200 basis points. The Company’s current loan balances bear interest at prime. As of June 30, 2006, prime was 8.25%. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures. The Company was in compliance with its covenants as of June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; our ability to successfully operate retail stores, and other factors particular to the Company.

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

GENERAL

As used in this Form 10-Q “we”, “our”, “us” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise. Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. We are engaged in multiple aspects of the sports entertainment and memorabilia industry through a variety of distribution channels.

We generate revenues from:

•	our retail segment which includes our 9 Company owned stores and our e-commerce component;

•	our manufacturing/distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom artwork and acrylic display cases;

•	our franchise segment through our 20 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues. Total revenues increased 29.5% to $7.9 million in the first three months of fiscal 2007 from $6.1 million in the same period last year due primarily to an increase in both our manufacturing/distribution and retail revenues generated through e-commerce.

Manufacturing and distribution revenues increased significantly or 36.6% to $4.1 million in the first three months of fiscal 2007 from $3.0 million in the first three months of fiscal 2006. Net revenues (after eliminating intercompany sales) increased 37.5% to $3.3 million in the fiscal 2007 period from $2.4 million in the same period last year. We experienced incremental sales as a result of increased activity from on-line customers along with sales generated from our Super Bowl MVP’s product lines introduced in the period.

Retail operations revenues increased 28.1% to $4.1 million in the first three months of fiscal 2007 from $3.2 million in the same period last year. Our internet retail division, is primarily comprised of two websites (Fansedge.com and ProSportsmemorabilia.com). The internet division had retail sales of $3.1 million during the first three months of fiscal 2007 for a 47.6% increase, versus $2.1 million during the same period in fiscal 2006. In October 2005, we moved the internet operations into a larger and more efficient facility to accommodate this growth. We continue to see a growing acceptance in the marketplace for the purchasing of items via the Internet. Additionally, while retail sales through our company-owned Field of Dreams stores were the same $1.0 million in the first three months of both fiscal 2006 and fiscal 2007; same store sales were up 17.7% for the period. As of June 30, 2006 we owned and operated 9 company-owned Field of Dreams stores (we sold one of our stores to an existing franchisee on June 30, 2006) and as of June 30, 2005 we owned and operated 13 stores.

Franchise operations revenues were $275 in the three month period ending June 30, 2006 for an increase of 47.8% compared to $186 in the same period last year. The increase is as a result of higher sales volumes of our franchise stores. Same store sales were up 12%. The number of franchises operating in the period was 19 for both fiscal 2006 and fiscal 2007.

The Company realized $128 in net management fee revenues in the three months ending June 30, 2006 versus $208 in the same period last year, a 38.4% decrease. We continue to market opportunities for these significant events, however, we have seen a slowdown with our corporate client’s spending for these larger events.

Costs and expenses. Total cost of sales for the first three months of fiscal 2007 was $4.5 million versus $3.2 million in the same period in fiscal 2006, a 40.6% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was 56.9% for the three months of fiscal 2007 versus 53% for the same period a year ago. This is due to the Company having sold selected items in support of a Summer sales initiative at lower than its normal margins in the period.

Costs of sales of manufacturing/distribution products were $1.9 million in the first three months of fiscal 2007 compared to $1.3 million in the first three months of last year, a 46.1% increase. The increase relates to an increase in manufacturing/distribution product sales. As a percentage of total manufacturing/distribution sales, costs were 57.5% for the first quarter of fiscal 2007 versus 54.1% for the same period last year. This is due to the Company having sold selected items in support of a Summer sales initiative at lower than its normal margins in the period. However, as a percentage of total manufacturing/distribution sales before the elimination of inter-company sales, costs were virtually the same at 65.8% in the first three months of fiscal 2007 compared to 65.5% in the same period last year.

Cost of sales of retail products were $2.4 million in the first three months of fiscal 2007 compared to $1.9 million in the first three months of last year, a 26.3% increase. The increase is as a direct result of incremental retail sales. As a percentage of total retail sales, costs were comparable at 58.5% for the first quarter of fiscal 2007 and 59% for the same period last year.

Operating expenses increased 23.3% to $3.7 million in the first three months of fiscal 2007 from $3.0 million in the same period last fiscal year. The increase relates to an increase in over-all Company sales. As a percentage of total sales, operating expenses decreased from 49.1% for the first three months of fiscal 2006 down to 46.5% this year. The Company had previously built infrastructure to support future growth. Hence upon achieving incremental sales, our operating costs should continue to decrease as a percentage of sales as a significant portion of our expenses are fixed in nature.

Interest expense, net. Net interest expense was virtually the same; $154 in the first three months of fiscal 2006 to $152 this year. Although we enjoyed lower levels of borrowing, we were subjected to higher interest rates on our outstanding loan balances.

Provision for income taxes. The Company recognized an income tax benefit of $144 in the first quarter of fiscal 2006 as opposed to an income tax benefit of $214 for this current quarter. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. The effective tax rate was 38% for the fiscal 2007 period compared to 40% for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of June 30, 2006 reflects working capital of $12.7 million versus working capital of $9.4 one year earlier. The increase partly attributed to the Company receiving its insurance claim proceeds from hurricane Wilma in the period ended June 30, 2006. With the improvement of the financial results of the Company and a further strengthening of our balance sheet, our ability to capitalize on market opportunities should be enhanced.

At June 30, 2006, the Company’s cash and cash equivalents were $541, compared to $491 at June 30, 2005. The structure of the Company’s loan agreement with La Salle Bank provides for daily sweeps of the Company’s bank accounts. The Company has as of June 30, 2006 $3.2 million excess availability under its loan with La Salle and is not adversely affected by the $541 cash amount on the balance sheet. Net accounts receivable at June 30, 2006 were $2.2 million compared to $1.5 million at June 30, 2005.

Cash provided by operations amounted to $2.1 million for fiscal 2007, compared to $501 used in operations in the same period in fiscal 2006. The improvement was as a direct result of the Company receiving its insurance claim proceeds in the period of $3.6 million. Cash used in investing activities were comparable in both periods; $306 in fiscal 2007 and $189 in fiscal 2006. Cash used in financing activities was $1.7 million for fiscal 2007 compared to cash provided by financing activities of $970.

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business

Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit had been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime or LIBOR plus 200 basis points. As of June 30, 2006, the interest rate on the loan was 8.25% (prime). The $10.0 million line of credit facility includes borrowing capacity limits based on the eligibility criteria of inventories and account receivables. As of June 30, 2006, inventory eligibility was 52.2%, while accounts receivable was 85%. This resulted in total line availability of $7.3 million at June 30, 2006 with an excess availability of $3.2 million. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants included minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures, all of which were met by the Company.

The Company had previously disclosed that its primary warehouse facility in Sunrise, Florida sustained damage as a result of Hurricane Wilma in the fall of 2005. On June 28, 2006, the Company received a settlement payment of $3.6 million which was reflected as ‘other income’ in the fiscal 2006 statement of operations.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of June 30, 2006, we owned and operated 9 stores. We sold our Somerset store to an existing franchisee on June 30, 2006. Effective December 31, 2005 we entered into early lease termination agreements which allowed us to cease operations for two under-performing stores, (the Beverly Center in Los Angeles, CA and the Glendale Galleria in Glendale, CA) in return for an “early exit” fee of $50 and $35 respectively. On August 1, 2005, the Company sold the assets, inventory and leasehold improvements of its Wellington Green store to an existing franchisee, of which one of the partners is the President of Dreams Products, Inc. The leases for two previously under-performing stores expired in late December 2004 and we elected not to renew those leases. We have and will continue to analyze the performance of each of the store operations and determine whether they are providing The Company with its desired results. This may include additional future closings and/or conversion to franchise stores.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with LaSalle Business Credit LLC are based on variable market interest rates. As of June 30, 2006, we had $4.1 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at the prime rate (8.25%). A hypothetically 10% increase in our credit facility’s weighted average interest rate of 7.65% per annum for the three months ended June 30, 2006 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $12 respectively.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at June 30, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk. We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk. We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13A-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended.

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

Change in Internal Controls. There have been no significant changes made in the internal controls and there were no other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

Risk Factors Relating to Dreams

Our line of credit facility imposes significant operating and financial restrictions which may limit our ability to finance future operations or capital needs and pursue business opportunities, thereby limiting our growth.

Our line of credit facility imposes significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	Incur additional debt;

•	Create or permit certain liens, other than customary and ordinary liens;

•	Sell assets other than in the ordinary course of our business;

•	Create or permit restrictions on our ability to pay dividends or make other distributions;

•	Engage in transactions with affiliates; and

•	Consolidate or merge with or into other companies or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our line of credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants and maintain the collateral value of our borrowing base. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. A breach of any of the covenants in, or our inability to maintain the required financial ratios under our line of credit facility could result in a default. In the event of a default of our obligations under our line of credit or the forbearance agreement, La Salle Business Credit LLC may, among other things, seize and sell all of our assets or appoint a receiver for our operations.

A significant portion of our growth has come from acquisitions, and we plan to make more acquisitions in the future as part of our continuing growth strategy. This growth strategy subjects us to numerous risks.

A very important aspect of our growth strategy has been and is to pursue strategic acquisitions of related businesses that we believe can expand or compliment our business. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

•	We will identify suitable acquisition candidates;

•	We can consummate acquisitions on acceptable terms;

•	We can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or

•	We will be able to retain an acquired company’s significant client relationship, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

As a result of competition, and the strength of some of our competitors in the market, we may not be able to compete effectively.

The markets for our services and products are highly competitive. We compete with numerous local, regional and national companies, including certain or our suppliers, some of which possess substantially greater financial, marketing, personnel and other resources than us. Our retail stores compete with other retail establishments, including our franchise stores and other stores that sell sports related merchandise, memorabilia and similar products. Our e-commerce business competes with a variety of online and multi-channel competitors including mass merchants, fan shops, major sporting goods chains and online retailers. Mounted Memories, or MMI, competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. We also compete with various manufacturers of acrylic cases. We may not be able to compete successfully, particularly as we seek to enter into new markets.

We have grown rapidly, and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly in the past few years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. We will be required in fiscal 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our growth or that we will be able to timely comply with Section 404 of the Sarbanes-Oxley Act. Our failure to meet these challenges could materially impair our business.

If we are required to write-off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

As of June 30, 2006, we had goodwill and other intangible assets of approximately $5.9 million, which constituted approximately 23% of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets, could adversely affect our results of operations and financial condition.

Lack of available retail store sites on terms acceptable to us, rising rents and other costs and risks relating to new store openings could severely limit our growth opportunities.

Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable leases on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase the number of our company-owned retail stores will depend in part on the availability of existing retail stores or store sites. We may not have stores or sites available to us for lease or available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising rents in malls and other retail shopping areas could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

Our business depends on anticipating consumer tastes and identifying, forming and maintaining relationships with popular athletes.

A significant portion of our revenues is generated by the sale of sports memorabilia and sports licensed products. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sports memorabilia and sports licensed products and our ability to identify, form and maintain relationships with popular athletes. If we fail to anticipate changes in consumer preferences for these products or fail to identify, form and maintain relationships with these athletes, we may experience lower revenues, higher inventory markdowns and lower margins. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Sports memorabilia, licensed products and the popularity of athletes are often subject to short-lived trends, such as the short-lived popularity of certain athletes or sports teams. If we misjudge the popularity or staying power of a sports team or an athlete, we may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

We are dependent upon the Field of Dreams® trademark.

Field of Dreams® is a copyright and trademark owned by Universal City Studios, Inc. with all rights reserved. We license certain rights to use the name “Field of Dreams®” from an affiliate of Universal City Studios in connection with retail operations and catalog sales pursuant to an agreement that expires in December 2010. We believe that the rights in the licensed name are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit this trademark. We cannot assure you that we will be able to renew the license agreement on favorable terms, if at all. Any inability to do so could have a material adverse effect on our business, financial condition and results of operation.

Our retail business segment is highly seasonal.

Historically, the third quarter of our fiscal year (October through December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. In the year ended March 31, 2006, more than 58% of the revenues from our retail business segment and a substantial portion of our operating earnings and cash flows from operations were generated in the third quarter. Our results of operations depend significantly upon the holiday selling season in the third quarter. If less than satisfactory revenues, operating earnings or cash flows from operations are achieved during the key third quarter, we may not be able to compensate sufficiently for the lower revenues, operating earnings, or cash flows from operations during the other three quarters of the fiscal year. Our manufacturing/distribution segment and our franchise segment are not as significantly impacted by seasonality.

The loss of key management personnel would adversely impact our business.

Our success is largely dependent upon the efforts of our key management personnel, including our chief executive officer and chairman, the loss of the services of any of them would have a material adverse effect on our business and prospects. We do not have employment agreements in effect with, or key-man life insurance in the event of the death of, our president and chief executive officer or any of our other key employees, except for two of our divisional presidents. In addition, we do not currently have a chief financial officer. If we are unable to recruit and employ an experienced chief financial officer, our financial, accounting, information and other systems may be adversely affected.

The trading price of our common stock is subject to significant volatility, which is due, in part, to the lack of liquidity of our shares. This lack of liquidity may continue for the foreseeable future.

Our common stock currently trades on the Over-The-Counter Bulletin Board. The trading markets for securities quoted on the Over-The-Counter Bulletin Board typically lack the depth, liquidity and orderliness necessary to maintain an active market in the trading of such securities. The development of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within the control of Dreams nor assured by listing our common stock on the Over-The-Counter Bulletin Board. The absence of a liquid and active trading market, or the discontinuance thereof, may have an adverse effect on both the price and liquidity of our common stock.

Additionally, disclosures of our operating results, announcements of regulatory changes affecting our franchise segment, other factors affecting our operations and general conditions in the securities markets unrelated to our operating performance may cause the market price of our common stock to change significantly over short periods of time. The trading price of our common stock has been and is likely to continue to be volatile.

Risks related to the E-commerce Industry

Government regulation of the Internet and E-commerce is evolving and unfavorable changes could harm our business.

A significant portion of our revenues are generated from our e-commerce business. Our e-commerce business is subject to regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business.

We buy a significant portion of our inventory from a few vendors.

Although we continue to increase our direct purchasing from manufacturers, we source a significant amount of inventory from relatively few vendors. However, no vendor accounts for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

We could be liable for breaches of security on our website.

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on August 11, 2006.

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