Form 10-Q
period 2006-09-30
DREAMS INC
filed 2006-11-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2006, there were 208,871,951 shares of Common Stock, no par value per share outstanding.

DREAMS, INC.

Part I. Financial Information

Item 1. Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets - Unaudited

(Dollars in Thousands, except share amounts)

	September 30, 2006	March 31, 2006
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$320	433
Accounts receivable, net	2,620	6,903
Inventories, net	15,956	12,207
Prepaid expenses and deposits	1,044	841
Notes receivable	22	—

Total current assets	19,962	20,384

Property and equipment, net	2,026	1,619

Deferred tax asset, net	972	543

Deferred loan costs, net	63	68

Other intangible assets, net	3,976	4,005

Goodwill	1,932	1,932

Total assets	$28,931	28,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,327	3,250
Accrued liabilities	1,560	1,929
Current portion of long-term debt	129	251
Deferred tax liability	1,071	1,071
Deferred credits	438	245

Total current liabilities	6,525	6,746

Borrowings against line of credit	6,981	5,744
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 500,000,000 shares; shares issued and outstanding 178,102,720 at September 30 and March 31, 2006	26,305	26,286
Accumulated deficit	(10,880)	(10,225)

Total stockholders’ equity	15,425	16,061

Total liabilities and stockholders’ equity	$28,931	28,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Six Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006		2005
Revenues:			$
Manufacturing/Distribution	6,157	5,396		2,718	2,993
Retail	9,566	6,968		5,432	3,745
Management fees, net	164	122		36	(86)
Franchise fees and royalties	516	424		317	224
Other	78	21		55	2

Total Revenues	16,481	12,931		8,558	6,878
Expenses:
Cost of sales-mfg/distribution	3,717	2,805		1,639	1,518
Cost of sales-retail	5,494	3,887		3,060	1,968
Operating expenses	7,766	6,401		4,082	3,432
Depreciation and amortization	289	189		148	106

Total Expenses	17,266	13,282		8,929	7,024

Loss before interest and taxes	(785)	(351)		(371)	(146)

Interest expense, net	286	237		133	83

Loss before provision for income taxes	(1,071)	(588)		(504)	(229)

Income tax benefit	(416)	(235)		(202)	(91)

Net loss	$(655)	(353)		$(302)	(138)

Earnings (Loss) per share:

Basic and diluted: Earnings (Loss) per share	$(0.00)	(0.00)		$(0.00)	(0.00)

Weighted average shares outstanding – Basic and Diluted	178,102,720	150,677,882		178,102,720	178,102,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

(Dollars in Thousands)

	2006	2005
Cash Flow from Operating Activities
Net Loss	$(655)	$(353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
Property & Equipment	270	150
Intangible Assets	19	39
Loan Cost	5	4
Stock based compensation	18	—
Deferred tax benefit, net	(428)	(281)
(Increase) decrease in:
Accounts receivable	4,280	(50)
Notes receivable	(23)
Inventories	(3,749)	(84)
Prepaid expenses and deposits	(218)	213
Other assets	30	162
(Decrease) increase in:
Accounts payable	77	(612)
Accrued liabilities	32	(742)
Deferred revenues	193	125

Net cash used in operating activities	(149)	(1,429)

Cash Flows from Investing Activities
Payment of contingent consideration	(401)	(269)
Sale of property and equipment	—	66
Purchase of property and equipment	(677)	(435)

Net cash used in investing activities	(1,078)	(638)

Cash Flows from Financing Activities
Proceeds from LaSalle Line of Credit,net	1,236	5,568
Payoff of Merrill Lynch Line of Credit	—	(4,499)
Deferred loan costs	—	(41)
Cash received from rights offering	—	1,907
Repayment of Notes payable	(122)	(1,041)
Rights Offering Costs	—	(38)

Net cash provided by financing activities	1,114	1,856

Net decrease in cash and cash equivalents	(113)	(211)

Cash and cash equivalents at beginning of period	433	211

Cash and cash equivalents at end of period	$320	$0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the six month period ended September 30:
Interest	$277	$202
Income taxes	$—	$—

Non-cash investing and financing activities:

On May 11, 2005, the Company completed its rights offering. Pursuant to the terms and conditions of the rights offerings, the Company issued 121,739,525 shares of its common stock. The Company received approximately $3.7 million in new capital from the rights offering, which consisted of approximately $1.9 million of cash proceeds and approximately $1.8 million of then current debt obligations and accrued liabilities being converted into shares of the Company’s common stock on the same terms and conditions as set forth in the rights offering.

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

Earnings per Share

For the six months ended September 30, 2006, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 178,102,720. Stock options to purchase up to 4,836,559 shares of the Company’s common stock with an exercise price ranging from $.08 to $.25 per share were not considered in the calculation of diluted earnings per share for the six month period ended September 30, 2006, due to their anti-dilutive effects.

For the six months ended September 30, 2005, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 150,677,882. Stock options to purchase up to 3,936,559 shares of the Company’s common stock with an exercise price ranging from $.15 to $.25 per share were not considered in the calculation of diluted earnings per share for the six month period ended September 30, 2005, due to their anti-dilutive effects.

For the three months ended September 30, 2006, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 178,102,720. Stock options to purchase up to 4,836,559 shares of the Company’s common stock with an exercise price ranging from $0.08 to $0.25 per share were not considered in the calculation of diluted earnings per share for the three month period ended September 30, 2006, due to their anti-dilutive effects.

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

For the three and six months ended September 30, 2006, the Company recorded $8,400 and $18,300 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by a $7,300 deferred tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R):

Stock Options - The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three and five years. No options were granted during the three and six months ended September 30, 2006, however, certain options awarded prior to March 31, 2006 vested during the three months and six month periods ended September 30, 2006. Awards generally expire three to five years after the date of grant.

No stock options were issued during the three and six months ended September 30, 2006. During FYQ2 no options vested. The Total Weighted Average (TWA) of shares vested for the six months was 477,311. The TWA price vested during the period was $.0393.

As of September 30, 2006 there were 4,836,559 options outstanding with an average price of $.14. Vested options totaled 4,036,559 with an average price of $.15. Total outstanding options that were “in the money” at September 30, 2006 were 2,345,000 with an average price per option of $.0966. Of those options, the vested “in the money” options totaled 1,589,000 with an average price of $.095 and the “in the money” unvested options totaled 756,000.

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA) outstanding exercise price, number of vested options with the corresponding strike price by price range.

Options Breakdown by Range at 2006/09/30

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.000 to $0.090	400,000	3	$.08	400,000	$.08
$0.100 to $0.190	3,200,000	3.04	$.1196	2,400,000	$.1252
$0.200 to $0.290	1,236,559	1.72	$.2197	1,236,559	$.2197

$0.000 to $0.290	4,836,559	2.7	$.1419	4,036,559	$.1497

At September 30, 2006, exercisable options had aggregate intrinsic values of approximately $54,900.

The Company did not grant any options during the three and six months ended September 30, 2006. The weighted average grant date fair value of the Company’s options to which share-based compensation expense was recognized during the three and six months ended September 30, 2006 was $.23 and $.21, respectively. The fair value was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Expected Dividend Yield (1)	N/A
Expected Stock Price Volatility (2)	94.00%
Risk-Free Interest Rate (3)	4.64%
Expected Life in Years (4)	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.
(2)	The determination of expected stock price volatility for options granted was based on historical Company common stock prices over a period commensurate with the expected life of the option.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.
(4)	The expected life is based on historical employee exercise patterns.

Reported net earnings for the three and six months ended September 30, 2005, adjusting for share-based compensation that would have been recognized if FAS No. 123(R) had been followed, is as follows:

Three Months Ended September 30, 2005

(In Thousands; Except Per Share Amounts)

Net Loss as reported	$(138)
Pro Forma Net Loss	$(138)
Basic and diluted earnings per share
As reported	(0.00)
Proforma	(0.00)
Six Months Ended September 30, 2005
Net Loss as reported	$(353)
Pro Forma Net Loss	$(353)
Basic and diluted earnings per share
As reported	(0.00)
Pro Forma	(0.00)

Reclassification

Certain prior period amounts have been reclassified to conform with current periods presentation.

3.	Business Segment Information

The Company has three reportable segments as identified by information reviewed by the Company’s chief operating decision maker: the Manufacturing/Distribution segment, the Retail Operations segment and the Franchise Operations segment.

The Manufacturing/Distribution segment represents the manufacturing and wholesaling of sports memorabilia products and acrylic display cases. Sales are handled primarily through in-house salespersons that sell to specialty retailers and other distributors in the United States. The Company’s manufacturing and distributing facilities are located in the United States. The majority of the Company’s products are manufactured in these facilities.

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of September 30, 2006, the Company owned and operated 9 Field of Dreams® stores. The Company also owns FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web and Pro Sports Memorabilia (“ProSports”), an e-commerce retailer of sports memorabilia products on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties. As of September 30, 2006 there were 20 franchises operating in the United States.

All of the Company’s revenue generated in the first three and six months ended September 30, 2006 and 2005 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the six month periods ended September 30, 2006 and 2005 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2006
Net sales	$7,453	$9,570	$471	$17,494
Intersegment net sales	(1,239)	0	(65)	(1,304)
Operating earnings (loss)	261	(357)	124	28
Total assets	11,812	10,126	202	22,140

September 30, 2005
Net sales	$6,479	$6,973	$332	$13,784
Intersegment net sales	(1,120)	0	(22)	(1,142)
Operating earnings (loss)	508	(443)	144	209
Total assets	9,430	5,250	114	14,794

Reconciliation to consolidated amounts is as follows:

	YTD FY2007	YTD FY2006
Revenues:
Total revenues for reportable segments	$17,494	$13,784
Other revenues	291	289
Eliminations of intersegment revenues	(1,304)	(1,142)

Total consolidated revenues	$16,481	$12,931

Pre-tax earnings (loss):
Total operating earnings (loss) for reportable segments	$28	$209
Other loss (primarily parent company expenses)*	(813)	(560)
Interest expense	(286)	(237)

Total consolidated loss before taxes	$(1,071)	$(588)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which is consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the three month periods ended September 30, 2006 and 2005 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
September 30, 2006
Net sales	$3,313	$5,434	$196	$8,943
Intersegment net sales	(516)	0	(12)	(528)
Operating earnings (loss)	(15)	26	123	134
Total assets	11,812	10,126	202	22,140

September 30, 2005
Net sales	$3,528	$3,747	$146	$7,421
Intersegment net sales	(554)	0	(4)	(558)
Operating earnings (loss)	398	(191)	47	254
Total assets	9,430	5,250	114	14,794

Reconciliation to consolidated amounts is as follows:

	Q2 YTD FY2007	Q2 YTD FY2006
Revenues:
Total revenues for reportable segments	$8,943	$7,421
Other revenues	143	15
Eliminations of intersegment revenues	(528)	(558)

Total consolidated revenues	$8,558	$6,878

Pre-tax earnings (loss):
Total operating earnings (loss) for reportable segments	$134	$254
Other loss (primarily parent company expenses)*	(505)	(400)
Interest expense	(133)	(83)

Total consolidated loss before taxes	$(504)	$(229)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which is consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	September 30, 2006	March 31, 2006
		(audited)
Raw materials	$335	$369
Work in process	166	95
Finished goods, net	15,455	11,743

	$15,956	$12,207

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

5.	Related Party Transactions

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

To provide the Company with additional working capital, nine of our senior employees, including the Company’s chairman and chief executive officer, agreed to defer all but $1 of their monthly salary effective August 1, 2004. In consideration for such deferral, each employee received options to purchase that number of shares of our common stock equal to the dollar amount deferred. The five year options are exercisable at $0.25 per share. In addition, upon payment of such accrued amounts, each employee received a 5% deferral bonus. The deferrals ceased and accrued amounts were paid on November 19, 2004 for each of the Company’s senior employees other than our president and chief executive officer and our chairman, which continued in effect until February 2005 for our chairman and June 3, 2005 for our president and chief executive officer. As of March 31, 2005, stock options to purchase up to 486,559 shares were issued at an exercise price of $0.25 per share. These options are exercisable immediately. The Company accrued $285 of salaries and deferral bonuses for these two executives ($212 of the aggregate accrued salary to the Company’s president and chief executive officer and $73 of the consulting fees to the Company’s chairman of the board). In May 2005, all of the chairman of the board’s accrued consulting fees was satisfied with issuance of an aggregate of 2,433,333 shares of the Company’s common stock in lieu of salary and $149 of the accrued amount to the Company’s president was satisfied with the issuance of 4,939,000 shares of common stock. The Company paid its president the remaining $63 in December 2005.

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, the Company receives a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc. The licensing fees for the three and six months ended September 30, 2006 were $72 and $125, respectively; and for the three and six months ended September 2005 were $100 and $160, respectively. As of September 30, 2006 and March 31, 2006, Pro Stars owed the Company $1.1 million and $243 for licensing fees and product purchases, respectively. These amounts were reflected in the Company’s accounts receivables for both periods.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period for fiscal years beginning after December 15, 2006. Dreams has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures, and such impact may have a material adverse effect.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. Dreams does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. Dreams does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

9.	Debt Refinancing

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with La Salle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of La Salle Retail Finance providing for a three-year revolving credit line up to $10.0 million. The La Salle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. The La Salle line of credit bears interest at prime or Libor plus 200 basis points. Four million of The Company’s current loan balances bear interest at 7.37% (libor plus 200 basis points) while the remaining three-million loan balances bear interest at prime. As of September 30, 2006, prime was 8.25%. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures. The Company was in compliance with its covenants as of September 30, 2006.

10.	Subsequent Events

On November 1, 2006, the Company entered into a Securities Purchase Agreement with The Frost Group, LLC, a Florida limited liability company (“Frost”). Pursuant to the Agreement, the Company sold to Frost 30,769,231 shares of the Company’s common stock. The purchase price for the Common Stock was $0.065 per share in cash for an aggregate price of $2,000,000. As a result of the purchase, Frost owns approximately 14.7% of the Company’s outstanding common stock. Pursuant to the Agreement, the Company also agreed to appoint one designee of Frost to its board of directors, which has not yet been designated. The common stock issued in the transaction was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Section 4(2) of the Act.

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

GENERAL

As used in this Form 10-Q “we”, “our”, “us” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise. Dreams, Inc. (the “Company”) is a Utah Corporation which was formed in April 1980. We are engaged in multiple aspects of the licensed products and sports memorabilia industry through a variety of distribution channels.

We generate revenues from:

•	our manufacturing/distribution segment, through manufacturing and wholesaling of sports memorabilia products and acrylic display cases;

•	our retail segment which includes our 9 Company owned stores and our e-commerce component;

•	our franchise segment through our 20 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

We have a strategic acquisition program for the expansion of our e-commerce component. Our previous acquisitions included Fansedge.com and ProSports Memorabilia.com. While these acquisitions have presented both significant challenges and opportunities for us; we have grown the e-commerce component revenues significantly. The growth has been supported by our larger and more efficient warehouse; the ability to have the right product mix in stock; increased traffic growth and better conversion rates. Our continued success depends, in part, on our ability to integrate operations with these companies as well as other potential e-commerce companies that we may consider acquiring in the future.

Historically, the third quarter of our fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that wins a championship or individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations and corporate expenses to support our expansion and growth strategy.

We set ourselves apart from other companies with our diversified product and services line, as well as our relationships with sports leagues, agents and athletes.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005

Revenues. Total revenues increased 28% to $16.5 million in the first six months of fiscal 2007 from $12.9 million in the same period last year due primarily to an increase in revenues generated through our manufacturing/distribution segment and retail revenues generated through e-commerce.

Manufacturing and distribution revenues increased from $6.5 million in the first six months of fiscal 2006 to $7.5 million in the first six months of fiscal 2007, a 15.3% increase. Net revenues (after eliminating intercompany sales) increased to $6.2 million in the fiscal 2007 period from $5.4 million in the same period last year, for a 14.8% increase. The increase primarily is the result of sales generated from our Super Bowl MVP’s product lines introduced in the first quarter of fiscal 2007.

Retail operations revenues increased significantly from $7.0 million in the first six months of fiscal 2006 to $9.6 million in the same period this year, a 37% increase. Our internet retail division had retail sales of $4.8 million during the six months of fiscal 2006 versus $7.6 million during the same period in fiscal 2007, a 58% increase. The increase is as a result of our having taken advantage of our larger and more efficient warehouse, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail sales through our nine company-owned Field of Dreams stores were $2 million for the first six months of fiscal 2007 versus $2.2 million for the first six months of fiscal 2006 when we had 12 stores. Same store sales for stores opened for the entire period increased 10%.

Franchise operation revenues were $332 for the first six months of fiscal 2006 compared to $471 for the same period in this fiscal year, a 42% increase. The increase is attributable to our Somerset Field of Dreams store being converted to a franchise and executing the franchise division’s objectives of improving its support structure for existing franchisees by creating “value-added” services such as: assisting franchisees in resolving real estate issues from expansion to renewal and beyond; bringing in new vendor relationships that enhance both the store’s top line revenues and operating expense savings and creating marketing and advertising action plans with the landlord’s marketing departments to create better traffic opportunities. This has yielded greater sales volumes throughout the chain. Same store sales increased 20%.

The Company realized $164 in net management fees for the first six months of fiscal 2007 compared to $122 for the same period last year, a 34% increase.

Costs and expenses. Total cost of sales for the first six months of fiscal 2006 was $6.7 million versus $9.2 million in the same period in fiscal 2007, a 37% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was 52% for the six months of fiscal 2006 and 56% for the first six months of fiscal 2007.

Cost of sales of manufacturing/distribution products were $2.8 million in the first six months of fiscal 2006 versus $3.7 million in the same period of fiscal 2007, a 32% increase. As a percentage of manufacturing/distribution revenues cost of sales was approximately 51.8% for the first six months of fiscal 2006 versus 59.6% for the same period in fiscal 2007. However, as a percentage of total manufacturing/distribution revenues before the elimination of inter-company sales, costs were 61.5% for the first six months of fiscal 2006 versus 66.6% for the same period in fiscal 2007. The previous year the Company was fortunate to have one of its marquee players named to the Pro Football Hall of Fame where we enjoyed better margins on various Dan Marino Hall of Fame items. This year’s cost of sales was consistent with historical margins.

Cost of sales of retail products were $5.5 million in the first six months of fiscal 2007 versus $3.9 million in the same period of fiscal 2006, a 41% increase. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 57% for the first six months of fiscal 2007 compared to 56% in the same period of fiscal 2006.

Operating expenses increased from $6.4 million in the first six months of fiscal 2006 to $7.8 million in the same period this fiscal year, a 20% increase. However, as a percentage of sales, operating expenses declined from 50% for the first six months of fiscal 2006 to 47% this year. The Company had previously built infrastructure to support future growth. Upon achieving incremental sales, our operating costs should continue to decrease as a percentage of sales as a significant portion of our expenses are fixed in nature.

Interest expense, net. Net interest expense increased from $237 in the first six months of fiscal 2006 to $286 this year due to greater levels of borrowing to facilitate pre-holiday inventory purchases and higher interest rates.

Provision for income taxes. The Company recognized an income tax benefit of $416 for the first six months of fiscal 2007 versus an income tax benefit of $235 for the first six months of the previous fiscal year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of September 30, 2006 and 2005. The effective tax rate for both periods was approximately 40%.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue. Total revenues increased 25% from $6.9 million in the second quarter of fiscal 2006 to $8.6 million in the same quarter of fiscal 2007, primarily due to an increase in retail revenues generated through e-commerce.

Manufacturing and distribution revenues decreased slightly to $3.3 million in the second quarter of fiscal 2007 from $3.5 million in the second quarter of fiscal 2006, or 6%. Net revenues (after eliminating intercompany sales) decreased 10% from $3.0 in the fiscal 2006 period to $2.7 million in the same period this year. This is as a result of not generating comparable revenues associated with the Pro Football Hall of Fame Induction weekend that takes place in August. Last year, the Company was fortunate to have one of its marquee clients named to the Pro Football Hall of Fame, Dan Marino.

Retail operations revenues increased 46% from $3.7 million in the second quarter of fiscal 2006 to $5.4 million in the current year quarter. Our internet retail division had sales of $2.6 million during the second three months of fiscal 2006 versus $4.5 million during the second three months of fiscal 2007, a 73% increase. The increase is as a result of our having taken advantage of our larger and more efficient warehouse, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail sales through our nine company-owned Field of Dreams stores were $928 for the current quarter of fiscal 2007 versus $1.1 million for the same period last fiscal year when we operated 12 stores. Same store sales for stores opened for the entire period were up 4%.

Franchise operations revenues were $196 in the second quarter of fiscal 2007 compared to $146 in the same quarter last year, a 34% increase. The increase is attributable to our Somerset Field of Dreams store being converted to a franchise and executing the franchise division’s objectives of improving its support structure for existing franchisees by creating “value-added” services such as: assisting franchisees in resolving real estate issues from expansion to renewal and beyond; bringing in new vendor relationships that enhance both the store’s top line revenues and operating expense savings and creating marketing and advertising action plans with the landlord’s marketing departments to create better traffic opportunities. This has yielded greater sales volumes throughout the chain. Same store sales increased 27%.

The Company realized $36 in net management fees for the second quarter of fiscal 2007 compared to a negative $86 result in the same quarter last year.

Costs and expenses. Total cost of sales for the second quarter of fiscal 2006 was $3.5 million versus $4.7 million in the same quarter in fiscal 2007, a 34% increase. This increase directly relates to the increase in company sales. However, as a percentage of total sales, cost of sales was 51% for the second three months of fiscal 2006 and 55% for the second three months of fiscal 2007.

Cost of sales of manufacturing/distribution products were $1.5 million in the second three months of fiscal 2006 versus $1.6 million in the same period of fiscal 2007. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 50% a year ago and 59% in the current quarter. However, as a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 60.8% a year ago and 66.1% in the current quarter. The previous year the Company was fortunate to have one of its marquee players named to the Pro Football Hall of Fame where we enjoyed better margins on various Dan Marino Hall of Fame items. This year’s cost of sales was consistent with historical margins.

Cost of sales of retail products were $3.1 million in the second quarter of fiscal 2007 versus $2.0 million in the same period of fiscal 2006, a 55% increase. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 56% in the second quarter of fiscal 2007 versus 54% for the same period of fiscal 2006. The increase in costs of sales of retail products is attributable to experiencing a higher percentage of retail sales volumes at the e-commerce level which operates with lower margins than our brick and mortar retail sales.

Operating expenses increased from $3.4 million in the second quarter of fiscal 2006 to $4.1 million in the same period this fiscal year, a 20.5%. However, as a percentage of sales, operating expenses declined from 50% for the second three months of fiscal 2006 to 48% for the second three months of fiscal 2007. The Company had previously built infrastructure to support future growth. Upon achieving incremental sales, our operating cost should continue to decrease as a percentage of sales as a significant portion of our expenses are fixed in nature.

Interest Expense., net. Net interest expense was $133 for the second quarter of fiscal 2007 versus $83 for the same period last year. The Company carried slightly larger loan balances to facilitate its pre-holiday inventory purchases that were subjected to higher interest rates.

Provision for income taxes. The Company recognized an income tax benefit of $202 for the second three months of fiscal 2007 versus an income tax benefit of $91 for the second three months of the previous fiscal year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of September 30, 2006 and 2005. The effective tax rate for both periods was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of September 30, 2006 reflects working capital of $13.4 million versus working capital of $9.9 million one year earlier. The increase is partly attributed to the Company receiving its insurance claim proceeds of $3.6 million from hurricane Wilma in the period ended June 30, 2006. With the improvement of the financial results of the Company and a further strengthening of our balance sheet, our ability to capitalize on market opportunities should be enhanced.

At September 30, 2006, the Company’s cash and cash equivalents were $320 thousand compared to $0 at September 30, 2005. The structure of the Company’s loan agreement with La Salle Bank provides for daily sweeps of the Company’s bank accounts. The Company has as of September 30, 2006 and November 1, 2006 $1.1 million and $4.0 million excess availability respectively, under its loan with La Salle and is not adversely affected by the $320 thousand cash amount on the balance sheet. Net accounts receivable at September 30, 2006 were $2.6 million compared to $1.8 million at September 30, 2005.

Cash used in operations amounted to $149 thousand for fiscal 2007, compared to $1.4 million used in operations in the same period in fiscal 2006. This is a direct result of collections of accounts receivable partially offset by an increased build up of inventory. Cash used in investing activities were $1.1 million in fiscal 2007 and $638 in fiscal 2006. During fiscal 2007 and fiscal 2006, the Company made cash disbursements of $401 and $269, respectively, to the previous shareholders of its internet division, FansEdge, consistent with the earn-out provision in the purchase agreement. Cash provided by financing activities was $1.1 million for fiscal 2007 compared to cash provided by financing activities of $1.8 million in fiscal 2006.

The future aggregate minimum annual lease payments under the Company’s non-cancelable operating leases are as follow: (As of September 30, 2006)

Fiscal
2007	691,824
2008	1,295,426
2009	975,381
2010	800,146
2011	796,191
Thereafter	729,490

Total lease commitments	$5,288,458

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit had been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime or LIBOR plus 200 basis points. As of September 30, 2006, The La Salle line of credit bears interest at prime or Libor plus 200 basis points. Four million of The Company’s current loan balances bear interest at 7.37% (libor plus 200 basis points) while the remaining three-million loan balances bear interest at prime or 8.25%. The $10.0 million line of credit facility includes borrowing capacity limits based on the eligibility criteria of inventories and account receivables. As of September 30 and November 1, 2006, inventory eligibility was 55.3% and 56.8%, while accounts receivable was 85%. This resulted in total line availability of $8.1 million at September 30, 2006 and $9.2 million as of November 1, 2006 with an excess availability of $1.1 million at September 30, 2006 and $4.1 million at November 1, 2006. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants included minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures, all of which were met by the Company.

On November 1, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with The Frost Group, LLC, a Florida limited liability company (“Frost”). Pursuant to the Agreement, the Company sold to Frost 30,769,231 shares of the Company’s common stock. The purchase price for the common stock was $0.065 per share in cash for an aggregate price of $2,000,000. As a result of the purchase, Frost will own approximately 14.7% of the Company’s outstanding common stock. Pursuant to the Agreement, the Company also agreed to appoint one designee of Frost to its board of directors, which has not yet been designated. The Agreement is attached as an exhibit to this filing and is incorporated by reference herein. The common stock issued in the transaction was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Section 4(2) of the Act.

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of September 30, 2006, we owned and operated 9 stores. We sold our Somerset store to an existing franchisee on June 30, 2006. Effective December 31, 2005 we entered into early lease termination agreements which allowed us to cease operations for two under-performing stores, (the Beverly Center in Los Angeles, CA and the Glendale Galleria in Glendale, CA) in return for an “early exit” fee of $50 and $35 respectively. On August 1, 2005, the Company sold the assets, inventory and leasehold improvements of its Wellington Green store to an existing franchisee, of which one of the partners is the President of Dreams Products, Inc. The leases for two previously under-performing stores expired in late December 2004 and we elected not to renew those leases. We have and will continue to analyze the performance of each of the store operations and determine whether they are providing The Company with its desired results. This may include additional future closings and/or conversion to franchise stores.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. Additionally, we will be required in fiscal 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we expect some relaxing of the initial requirements mandated by Sarbanes-Oxley due to our relative company size, these and other compliance costs of being a public company will increase.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with LaSalle Business Credit LLC are based on variable market interest rates. As of September 30, 2006, we had $7.0 million of variable rate debt outstanding under our credit facility of which $4 million was fixed at Libor plus 200 basis points, or 7.37% until October 13, 2006. Presently, the revolving credit line bears interest at the prime rate (8.25%). A hypothetically 10% increase in our credit facility’s weighted average interest rate of 7.95% per annum for the six months ended September 30, 2006 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $28.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at September 30, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Risk Factors Relating to Dreams, Inc.

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

As of September 30, 2006, we had goodwill and other intangible assets of approximately $5.9 million, which constituted approximately 21% of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets, could adversely affect our results of operations and financial condition.

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

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on November 14, 2006.

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