Form 10-Q
period 2006-12-31
DREAMS INC
filed 2007-02-14
CIK 810829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 1, 2007, there were 36,551,515 shares of Common Stock, no par value per share outstanding.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$883	$433
Accounts receivable, net	2,382	6,903
Inventories, net	16,689	12,207
Prepaid expenses and deposits	1,567	841
Notes receivable	5	—
Deferred tax asset	329	—

Total current assets	21,855	20,384
Property and equipment, net	3,351	1,619
Deferred tax asset, net	—	543
Deferred loan costs, net	53	68
Other intangible assets, net	4,091	4,005
Goodwill	7,209	1,932

Total assets	$36,559	$28,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,170	$3,250
Accrued liabilities	2,057	1,929
Current portion of long-term debt	1,072	251
Deferred tax liability	—	1,071
Deferred credits	741	245
Income taxes payable	417	—

Total current liabilities	9,457	6,746
Deferred tax liability	1,376	—
Borrowings against line of credit	1,089	5,744
Long term debt	631	—
Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 36,551,515 and 29,683,787 at December 31, 2006 and March 31, 2006, respectively	32,806	26,286
Accumulated deficit	(8,800)	(10,225)

Total stockholders’ equity	24,006	16,061

Total liabilities and stockholders’ equity	$36,559	$28,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005
Revenues:
Manufacturing/Distribution	$10,545	$10,917	$4,450	$5,522
Retail	29,501	19,168	19,873	12,200
Management fees, net	263	180	99	58
Franchise fees and royalties	882	800	365	376
Other	143	128	65	106

Total Revenues	41,334	31,193	24,852	18,262
Expenses:
Cost of sales-mfg/distribution	6,229	5,976	2,562	3,171
Cost of sales-retail	16,911	10,602	11,356	6,714
Operating expenses	14,951	11,970	7,185	5,569
Depreciation and amortization	515	281	225	92

Total Expenses	38,606	28,829	21,328	15,546

Earnings before interest and taxes	2,728	2,364	3,524	2,716
Interest expense, net	390	339	114	102

Earnings before provision for income taxes	2,338	2,025	3,410	2,614
Income tax expense	912	811	1,330	1,046

Net earnings	$1,426	$1,214	$2,080	$1,568
Earnings per share:
Basic: Earnings per share	$.05	$.05	$.06	$.05
Weighted average shares outstanding – Basic	30,808,547	26,636,583	33,045,843	29,683,787
Diluted: Earnings per share	$.05	$.05	$.06	$.05
Weighted average shares outstanding – Diluted	31,023,251	26,636,583	33,432,517	29,683,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows Unaudited

Nine Months Ended December 31

(Dollars in Thousands)

	Q3 2007	Q3 2006
Cash Flows from Operating Activities
Net Earnings	$1,426	$1,214
Adjustments to reconcile net earnings to net cash provided by operating activities: Depreciation and amortization
Property & Equipment	443	238
Intangible Assets	72	44
Loan Cost Amortization	15	30
Stock based compensation	26	—
Deferred tax benefit, net	521	811
(Increase) decrease in:
Accounts receivable	4,522	(686)
Notes receivable	(5)	(57)
Inventories	(4,482)	—
Prepaid expenses and deposits	(741)	93
Other assets	(130)	162
Increase (decrease) in:
Accounts payable	1,921	843
Accrued liabilities	528	1,229
Deferred revenues	496	209
Income Taxes Payable	417	—

Net cash provided by operating activities	5,029	4,130
Cash Flows from Investing Activities
Payment of contingent consideration	(401)	(271)
Sale of property and equipment	—	235
Purchase of property and equipment	(1,290)	(600)
Net cash paid for Fashion Valley acquisition	(50)	—

Net cash used in investing activities	(1,741)	(636)
Cash Flows from Financing Activities
Proceeds from LaSalle Line of Credit	21,743	17,630
Paydown on LaSalle Line of Credit	(26,398)	(17,159)
Payoff of Merrill Lynch Line of Credit	—	(4,499)
Deferred loan costs	—	(73)
Cash received from rights offering	—	1,907
Cash received from private stock offering	2,000	—
Repayment of Notes payable	(183)	(1473)
Rights Offering Costs	—	(38)

Net cash used in financing activities	(2,838)	(3,705)
Net increase (decrease) in cash and cash equivalents	450	(211)
Cash and cash equivalents at beginning of period	433	211

Cash and cash equivalents at end of period	883	0

Non-cash investing and financing activities:

On December 26, 2006 the Company acquired certain assets of ProStars, Inc. in order to further support its retail initiative, for the aggregate purchase price of $4.5 million plus the assumption of certain debt and payables of approximately $3.3 million. This amount consisted of 10 million shares of newly issued Company common stock at $0.45 per share, pre reverse stock split. The fair value is based on the market value of the common stock on the acquisition date. Additionally, the Company assumed approximately $405 thousand of third party accounts payable and forgave $1.5 million in debt owed to the Company by ProStars, Inc. The Company also assumed debt of ProStars in the amount of $1.4 million in the form of notes payable. There are three notes with terms of up to three years. Currently, 3.5 million (583,333 post reverse stock split) shares of stock are being held back pursuant to securing one of the assumed leases (2.5 million common stock shares or 416,667 post reverse stock split shares) and reconciliation of all vendor payables (1 million common stock shares or 166,667 post reverse stock split.) One million of these shares will be released from escrow upon the one year anniversary of the acquisition. Within the cash and cash equivalents on the balance sheet of $883 is a $240 certificate of deposit, which secures a letter of credit for the rent of one of the acquired store locations.

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition:

	Inventory	1,503
	Other assets, net	22
	Fixed assets	1,063
	Intangible Assets	130
	Lease Deposit	240
	Goodwill	4,861
	Notes Payable	(1,401)
	Accounts Payable	(1,918)

	Purchase Price	4,500
Less:	Stock Issued	(4,500)

	Net Cash Paid for Acquisition	-0-

All of the $130 of acquired intangible assets represents 4 Dreams Franchise agreements ($130k).

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired. The Company has allocated the purchase price based on preliminary estimates of the fair value. The allocation of the purchase price is subject to revision, based on final determination of appraised and other fair values, and related tax effects. Accordingly, the assets and liabilities in this table are subject to change. The results of operations of the segments of ProStars Inc. that the Company acquired for the period December 29, 2006 through December 31, 2006 are included in the accompanying statement of operations for the three and nine months ending December 31, 2006.

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

On January 30, 2007, the Company announced that they received approval from a majority of its shareholders on January 25, 2007 to effectuate a reverse stock split of its common shares. Consequently, the Board determined that a 1 for 6 reverse stock split would be effective on January 30, 2007. All share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

Earnings per Share

For the nine months ended December 31, 2006, weighted average shares outstanding for basic earnings per share purposes was 30,851,159. For the nine months ended December 31, 2006, weighted average shares outstanding for the diluted earnings per share purposes was 31,023,251. For the nine months ending December 31, 2006 there were 90,260 potentially dilutive shares not included in dilutive earnings per share.

For the nine months ended December 31, 2005, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 26,636,583. Stock options to purchase up to 722,760 shares of the Company’s common stock with an exercise price ranging from $.48 to $1.50 per share were not considered in the calculation of diluted earnings per share for the nine month period ended December 31, 2005, due to their anti-dilutive effects.

For the three months ended December 31, 2006, weighted average shares outstanding for basic earnings per share purposes was 30,173,214. For the three months ended December 31, 2006, weighted average shares outstanding for the diluted earnings per share purposes was 33,432,517.

For the three months ended December 31, 2005, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 29,683,787. Stock options to purchase up to 722,760 shares of the Company’s common stock with an exercise price ranging from $.48 to $1.50 per share were not considered in the calculation of diluted earnings per share for the three month period ended December 31, 2005, due to their anti-dilutive effects.

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

For the three and nine months ended December 31, 2006, the Company recorded $8 and $26 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by a $5 and $15 deferred tax benefit, respectively for non-qualified share–based compensation.

During the quarter ended December 31, 2006, two of the Company’s consultants exercised their stock options. The 650,000 options which were exercised yielded the issuance of 434,905 pre-reverse stock split shares or 72,484 post reverse split shares of the Company’s common stock.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R):

Stock Options - The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three and five years. No options were granted during the three and nine months ended December 31, 2006, however, certain options awarded prior to March 31, 2006 vested during the three months and nine month periods ended December 31, 2006. Awards generally expire three to five years after the date of grant.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

During the three and nine month periods ended December 31, 2006, 0 and 100,727 options vested, respectively. The Total Weighted Average (TWA) of shares vested for the nine months was 86,662. The TWA price vested during the period was $1.14.

As of December 31, 2006 there were 693,594 options outstanding with a weighted average exercise price of $.84. Vested options totaled 563,593 with a weighted average exercise price of $.90. Total outstanding options that were “in the money” at December 31, 2006 were 693,594 with an average price per option of $.84. Of those options, the vested “in the money” options totaled 563,593 with an average price of $.84 and the “in the money” unvested options totaled 130,000.

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA) outstanding excercise price, number of vested options with the corresponding strike price by price range.

	[Outstanding]			[Exerciseable]
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.14	529,167	2.7 years	$0.72	399,167	$0.78
$1.20 to $1.74	164,427	1.6 years	$1.32	164,427	$1.32
$0.60 to $1.74	693,594	2.5 years	$0.84	563,593	$0.90

At December 31, 2006, exercisable options had aggregate intrinsic values of $1,853,430.

The Company did not grant any options during the nine months ended December 31, 2006. The fair value was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Three and Nine Months Ended December 31, 2006

Expected Dividend Yield (1)	N/A
Expected Stock Price Volatility (2)	94.00%
Risk-Free Interest Rate (3)	4.74%
Expected Life in Years (4)	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.

(2)	The determination of expected stock price volatility for options granted was based on the Company’s historical common stock prices over a period commensurate with the expected life of the option.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.

(4)	The expected life in years for options is based on evaluations of historical and expected future employee exercise behavior.

There was no pro-forma effect on net earnings for the three and nine months ended December 31, 2005.

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

The Retail Operations segment represents the Company-owned Field of Dreams® retail stores and the Company’s e-commerce division. As of December 31, 2006, the Company owned and operated 13 Field of Dreams® stores. The Company also owns FansEdge Incorporated (“FansEdge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web and Pro Sports Memorabilia (“ProSports”), an e-commerce retailer of sports memorabilia products on the Web.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties. As of December 31, 2006 there were 16 franchises operating in the United States.

All of the Company’s revenue generated in the first three and nine months ended December 31, 2006 and 2005 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the nine month periods ended December 31, 2006 and 2005 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2006
Net sales	$12,973	29,406	794	43,173
Intersegment net sales	(2,236)	—	(76)	(2,312)
Operating earnings	989	2,995	236	4,220
Total assets	11,457	17,092	207	28,756
December 31, 2005
Net sales	$13,104	19,174	646	32,924
Intersegment net sales	(2,149)	—	(32)	(2,181)
Operating earnings	1,346	1,643	344	3,333
Total assets	10,247	6,034	259	16,540

Reconciliation to consolidated amounts is as follows:

	YTD FY2007	YTD FY2006
Revenues:
Total revenues for reportable segments	$43,173	$32,924
Other revenues	473	450
Eliminations of intersegment revenues	(2,312)	(2,181)

Total consolidated revenues	$41,334	$31,193
Pre-tax earnings:
Total operating earnings for reportable segments	$4,220	$3,333
Other loss (primarily parent company expenses)*	(1,492)	(969)
Interest expense	(390)	(339)

Total consolidated earnings before taxes	$2,338	$2,025

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which is consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the three month periods ended December 31, 2006 and 2005 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
December 31, 2006
Net sales	$5,459	19,837	322	25,618
Intersegment net sales	(996)	—	(12)	(1,008)
Operating earnings	728	3,362	112	4,202
Total assets	11,457	17,092	207	28,756
December 31, 2005
Net sales	$6,521	12,201	314	19,036
Intersegment net sales	(1,029)	—	(10)	(1,039)
Operating earnings	838	2,086	200	3,124
Total assets	10,247	6,034	259	16,540

Reconciliation to consolidated amounts is as follows:

	Q3 FY2007	Q3 FY2006
Revenues:
Total revenues for reportable segments	$25,618	$19,036
Other revenues	242	265
Eliminations of intersegment revenues	(1,008)	(1,039)

Total consolidated revenues	$24,852	$18,262
Pre-tax earnings:
Total operating earnings for reportable segments	$4,202	$3,124
Other loss (primarily parent company expenses)*	(678)	(408)
Interest expense	(114)	(102)

Total consolidated earnings before taxes	$3,410	$2,614

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which is consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	December 31, 2006	March 31, 2006 (audited)
Raw materials	$23	$369
Work in process	107	95
Finished goods, net	16,559	11,743

	$16,689	$12,207

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

5.	Related Party Transactions

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

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board is an executive officer. Under the terms of the agreement, the Company received a 10% licensing fee on the revenues generated from our 365 live marketing concept which we licensed to Pro Stars, Inc. The licensing fees for the three and nine months ended December 31, 2006 were $79 and $204, respectively; and for the three and nine months ended December 31, 2005 were $101 and $262, respectively. Effective December 26, 2006, the Company purchased a majority interest in the 365 Live marketing concept from Pro Stars, Inc., via an asset purchase agreement. (See bottom of this section for a description of the Company’s transaction with Pro Stars, Inc.)

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

On December 26, 2006, the Company completed its asset purchase agreement with Pro Stars, Inc., an entity in which its current Chairman is an executive officer for consideration of $4.5 million in newly issued shares of stock ($10 million pre reverse stock split or 1,666,667 post reverse stock split plus assumed debt and payables of approximately $3.3 million). The assets acquired under the agreement include; (i) a majority equity interest in four entities that operate three Las Vegas based Field of Dreams® stores; Caesars 86.5%, RIO 89.0%, S&W 90.5% (ii) up to $2 million of inventory used in the Business, (iii) substantially all other assets used by the Seller in the operation of the Business (iv)and 88.125% of a marketing venture know as Stars Live 365.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period for fiscal years beginning after December 15, 2006. Dreams has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures.

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

9.	Debt Refinancing For Line of Credit

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with La Salle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of La Salle Retail Finance providing for a three-year revolving credit line up to $10.0 million. The La Salle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. The La Salle line of credit bears interest at prime (8.25%) or Libor plus 200 basis points. Borrowings under the line of credit was approximately $1.1 million as of December 31, 2006. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures. The Company was in compliance with the first two covenants and received a “waiver” for having exceeded its maximum capital expenditures figure from La Salle Bank as of December 31, 2006.

10.	Acquisition

On December 26, 2006 the Company acquired certain assets of ProStars, Inc. in order to further support its retail initiative, for the aggregate purchase price $4.5 million plus the assumption of certain debt and payables of approximately $3.3 million. This amount consisted of 10 million shares of newly issued Company common stock at $0.45 per share, pre reverse stock split. The fair value is based on the market value of the common stock on the acquisition date. Additionally, the Company assumed approximately $405 thousand of third party accounts payable and forgave $1.5 million in debt owed to the Company by ProStars, Inc. The Company also assumed debt of ProStars in the amount of $1.4 million in the form of notes payable. There are three notes with terms of up to three years. Currently, 3.5 million (583,333 post reverse stock split) shares of stock are being held back pursuant to securing one of the assumed leases (2.5 million common stock shares or 416,667 post reverse stock split shares) and reconciliation of all vendor payables (1 million common stock shares or 166,667 post reverse stock split.) One million of these shares will be released from escrow upon the one year anniversary of the acquisition. A $240 certificate of deposit, which renews annually in February and secures a letter of credit for the rent of one of the acquired store locations, is reflected in the cash and cash equivalent section of the balance sheet.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition:

	Inventory	1,503
	Other assets, net	22
	Fixed assets	1,063
	Intangible Assets	130
	Lease Deposit	240
	Goodwill	4,861
	Notes Payable	(1,401)
	Accounts Payable	(1,918)

	Purchase Price	4,500
Less:	Stock Issued	(4,500)

	Net Cash Paid for Acquisition	-0-

All of the $130 of acquired intangible assets represents 4 Dreams Franchise agreements ($130k).

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired. The Company has allocated the purchase price based on preliminary estimates of the fair value. The allocation of the purchase price is subject to revision, based on final determination of appraised and other fair values, and related tax effects. Accordingly, the assets and liabilities in this table are subject to change. The results of operations of the segments of ProStars Inc. that the Company acquired for the period December 29, 2006 through December 31, 2006 are included in the accompanying statement of operations for the three and nine months ending December 31, 2006.

Unaudited Pro Forma Results

Unaudited proforma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for the three and nine month periods ending December 31, 2006 as if the business combination had occurred at the beginning of each period presented.

	For the Nine Months Ended		For the Three Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Net revenue	47,653	36,695	27,110	20,354
Net income	1,736	2,171	2,198	1,928
Earnings per Share-Basic	0.05	0.08	0.06	0.06
Earning per Share Diluted	0.05	0.08	0.06	0.06

11.	Securities Purchase

On November 1, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with The Frost Group, LLC, a Florida limited liability company (“Frost”). Pursuant to the Agreement, the Company sold to Frost 30,769,231 pre reverse stock split shares of the Company’s common stock. The purchase price for the common stock was $0.065 per share pre-split in cash for an aggregate price of $2,000,000. As a result of the purchase, Frost owned approximately 14% of the Company’s outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; our ability to successfully operate retail stores; our ability to successfully integrate acquired entities; and other factors particular to the Company.

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

We generate revenues from:

•	our manufacturing/distribution segment, through manufacturing and wholesaling of sports memorabilia products and acrylic display cases;

•	our retail segment which includes our 13 Company owned stores and our e-commerce component;

•	our franchise segment through our 16 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

In addition, with our recent acquisition of the Field of Dreams® Las Vegas market, we are targeting future expansion in this area of the country that has traditionally been the highest volume and most profitable market for our products and services.

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

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2006 (FY 2007) Compared to the Nine Months Ended December 31, 2005 (FY 2006)

Revenues. Total revenues increased 32% to $41.3 million in the first nine months of fiscal 2007 from $31.2 million in the same period last year due primarily to an increase in revenues generated through our e-commerce component.

Manufacturing and distribution revenues remained constant with $13.1 million in the first nine months of fiscal 2006 compared to $13 million in the first nine months of fiscal 2007. Net revenues (after eliminating intercompany sales) decreased to $10.5 million, or 4% in the fiscal 2007 period from $10.9 million in the same period last year. This was as a result of a larger portion of our manufacturing and distribution items being sold to other divisions of the Company.

Retail operations revenues increased significantly from $19.1 million in the first nine months of fiscal 2006 to $29.4 million in the same period this year, a 53% increase. Our internet retail division had retail sales of $14.4 million during the nine months of fiscal 2006 versus $25 million during the same period in fiscal 2007, a 73% increase. The increase is as a result of our having taken advantage of our larger and more efficiently organized warehouse, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail sales through our 13 company-owned Field of Dreams stores were $4.4 million for the first nine months of fiscal 2007 versus $4.7 million for the first nine months of fiscal 2006 when we had 12 stores. Same store sales for stores opened for the entire period increased 2%. The three Vegas stores included in the fiscal 2007 reported revenue for only three days, December 29, 2006 through December 31, 2006.

Franchise operation revenues were $646 for the first nine months of fiscal 2006 compared to $794 for the same period in this fiscal year, a 22% increase. The increase is attributable to our executing the franchise division’s objectives of improving its support structure for existing franchisees by creating “value-added” services such as: assisting franchisees in resolving real estate issues from expansion to renewal and beyond; bringing in new vendor relationships that enhance both the store’s top line revenues and operating expense savings and creating marketing and advertising action plans with the landlord’s marketing departments to create better traffic opportunities. This has yielded greater sales volumes throughout the chain. Same store sales increased 18%.

The Company realized $263 in net management fees for the first nine months of fiscal 2007 compared to $180 for the same period last year, a 46% increase.

Costs and expenses. Total cost of sales for the first nine months of fiscal 2006 was $16.5 million versus $23.1 million in the same period in fiscal 2007, a 40% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was 52.8% for the nine months of fiscal 2006 and 55.9% for the first nine months of fiscal 2007. The slight increase in cost of retail sales was a result of an increased percentage of the Company’s retail sales generated by the e-commerce division which operates at a slightly lower margin than the Company-owned stores locations.

Cost of sales of manufacturing/distribution products were $5.9 million in the first nine months of fiscal 2006 versus $6.2 million in the same period of fiscal 2007, a 5% increase. As a percentage of manufacturing/distribution revenues cost of sales was approximately 54% for the first nine months of fiscal 2006 versus 59% for the same period in fiscal 2007. However, as a percentage of total manufacturing/distribution revenues before the elimination of inter-company sales, costs were virtually the same at 65% for the first nine months of fiscal 2006 and fiscal 2007. This year’s cost of sales was consistent with historical margins.

Cost of sales of retail products were $16.9 million in the first nine months of fiscal 2007 versus $10.6 million in the same period of fiscal 2006, a 59% increase. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 57% for the first nine months of fiscal 2007 compared to 55% in the same period of fiscal 2006.

Operating expenses increased from $12 million in the first nine months of fiscal 2006 to $15 million in the same period this fiscal year, a 25% increase due to increased sales. However, as a percentage of sales, operating expenses declined from 38.4% for the first nine months of fiscal 2006 to 36.3% this year. The Company had previously built infrastructure to support future growth. Upon achieving incremental sales, our operating costs should continue to decrease as a percentage of sales as a significant portion of our expenses are fixed in nature.

Interest expense, net. Net interest expense increased from $339 in the first nine months of fiscal 2006 to $390 this nine month period. The Company carried slightly larger loan balances to facilitate its pre-holiday inventory purchases that were subjected to higher interest rates.

Provision for income taxes. The Company recognized an income tax expense of $912 for the first nine months of fiscal 2007 versus an income tax expense of $811 for the first nine months of the previous fiscal year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of December 31, 2006 and 2005. The effective tax rate for both periods was approximately 39 to 40%.

Three Months Ended December 31, 2006 (Q3 2007) Compared to the Three Months Ended December 31, 2005 (Q3 2006)

Revenue. Total revenues increased 35% from $18.3 million in the third quarter of fiscal 2006 to $24.8 million in the same quarter of fiscal 2007, primarily due to an increase in retail revenues generated through our e-commerce component.

Manufacturing and distribution revenues decreased to $5.5 million in the third quarter of fiscal 2007 from $6.5 million in the third quarter of fiscal 2006, or a decrease of 15%. Net revenues (after eliminating intercompany sales) decreased 18% from $5.5 million in the fiscal 2006 period to $4.5 million in the same period this year. This is as a result of this division’s focus on developing product lines and manufacturing expertise to ensure that it supports the growing needs of its retail business partners/sister divisions such as fansedge.com, prosportsmemorabilia.com, sportscases.com and the Field of Dreams stores.

Retail operation revenues increased 63% from $12.2 million in the third quarter of fiscal 2006 to $19.9 million in the current year quarter. Our internet retail division had sales of $9.6 million during the third quarter of fiscal 2006 versus $17.5 million during the third three months of fiscal 2007, an 82% increase. The increase is as a result of our having taken advantage of our larger and more efficient warehouse, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail sales through our thirteen company-owned Field of Dreams stores were $2.4 for the current quarter of fiscal 2007 versus $2.6 million for the same period last fiscal year when we operated 12 stores. Same store sales for stores opened for the entire period were down 5%. The three Vegas stores included in the fiscal 2007 reported revenue for only three days, December 29, 2006 through December 31, 2006.

Franchise operations revenues were $322 in the third quarter of fiscal 2007 compared to $314 in the same quarter last year, a 3% increase. We continue to execute the franchise division’s objectives of improving its support structure for existing franchisees by creating “value-added” services such as: assisting franchisees in resolving real estate issues from expansion to renewal and beyond; bringing in new vendor relationships that enhance both the store’s top line revenues and operating expense savings and creating marketing and advertising action plans with the landlord’s marketing departments to create better traffic opportunities. This has yielded greater sales volumes throughout the chain. Same store sales increased 10%.

The Company realized $99 in net management fees for the third quarter of fiscal 2007 compared to $58 in the same quarter last year.

Costs and expenses. Total cost of sales for the third quarter of fiscal 2006 was $9.8 million versus $13.9 million in the same quarter in fiscal 2007, a 41% increase. This increase directly relates to the increase in company sales. However, as a percentage of total sales, cost of sales was 54% for the third quarter of fiscal 2006 and 56% for the third quarter of fiscal 2007. The increase in cost of retail sales was a result of an increased percentage of the Company’s retail sales generated by the e-commerce division which operates at a slightly lower margin than the Company-owned stores locations.

Cost of sales of manufacturing/distribution products were $3.1 million in the third three months of fiscal 2006 versus $2.6 million in the same period of fiscal 2007. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 56% a year ago and 57% in the current quarter. However, as a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 65% for the quarter for both fiscal years.

Cost of sales of retail products were $11.3 million in the third quarter of fiscal 2007 versus $6.7 million in the same period of fiscal 2006, a 68% increase. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 56% in the third quarter of fiscal 2007 versus 55% for the same period of fiscal 2006. . The increase in cost of retail sales was a result of an increased percentage of the Company’s retail sales generated by the e-commerce division which operates at a slightly lower margin than the Company-owned store locations.

Operating expenses increased from $5.6 million in the third quarter of fiscal 2006 to $7.1 million in the same period this fiscal year, a 26% increase. However, as a percentage of sales, operating expenses declined from 30.7% for the third quarter of fiscal 2006 to 28.6% for the third quarter of fiscal 2007. The Company had previously built infrastructure to support future growth. Upon achieving incremental sales, our operating cost should continue to decrease as a percentage of sales as a significant portion of our expenses are fixed in nature.

Interest Expense., net. Net interest expense was $114 for the third quarter of fiscal 2007 versus $102 for the same period last year. The Company carried slightly larger loan balances to facilitate its pre-holiday inventory purchases that were subjected to higher interest rates.

Provision for income taxes. The Company recognized an income tax expense of $1.3 million for the third three months of fiscal 2007 versus an income tax expense of $$1.0 million for the third three months of the previous fiscal year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance is not necessary as of December 31, 2006 and 2005. The effective tax rate for both periods was approximately 39 to 40%.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet as of December 31, 2006 reflects working capital of $12.4 million versus working capital of $8.3 million one year earlier. The increase is partly attributed to the Company receiving its insurance claim proceeds of $3.6 million from hurricane Wilma in the period ended June 30, 2006 and a strong performance during our all important holiday quarter. With the improvement of the financial results of the Company and a further strengthening of our balance sheet, we believe our ability to capitalize on market opportunities should be enhanced.

At December 31, 2006, the Company’s cash and cash equivalents were $0.9 million compared to $0 at December 31, 2005. The structure of the Company’s loan agreement with La Salle Bank provides for daily sweeps of the Company’s bank accounts. The Company has as of December 31, 2006 and February 1, 2007 $7.1 million and $5.9 million excess availability respectively, under its loan with La Salle and is not adversely affected by the $0.9 million cash amount on the balance sheet. Net accounts receivable was $2.4 million for both the period ending December 31, 2006 and December 31, 2005. As of December 31, 2006, one of the Company’s wholesale accounts owed the Company $557. This represented 23% of the Company’s total receivables amount. As of February 1, 2007, this customer’s owed balances were down to $282.

Cash provided by operations amounted to $5.1 million for fiscal 2007, compared to $4.1 million cash provided by operations in the same period in fiscal 2006. This is a direct result of collections of accounts receivable partially offset by an increased build up of inventory. Cash used in investing activities were $1.7 million in fiscal 2007 and $636 in fiscal 2006. During fiscal 2007 and fiscal 2006, the Company made cash disbursements of $401 and $271, respectively, to the previous shareholders of its internet division, FansEdge, consistent with the earn-out provision in the purchase agreement. Cash provided by financing activities was $2.7 million for fiscal 2007 compared to cash used in financing activities of $3.7 million in fiscal 2006.

The future aggregate minimum annual lease payments under the Company’s non-cancellable leases are as follows:

Fiscal
2007	$763,366
2008	2,390,960
2009	2,040,411
2010	1,760,369
2011	1,756,414
Thereafter	2,794,787

Total Lease Commitments	$11,506,307

The future long-term debt obligations of the Company are as follows:

Fiscal
2008	$76,198
2009	230,317
2010	223,242
2011	101,243

Total long-term debt	$631,000

On June 3, 2005, the Company and its subsidiaries entered into a loan and security agreement and related loan documents with LaSalle Business Credit LLC as an agent for Standard Federal Bank National Association acting through its division of LaSalle Retail Finance providing for a three year revolving credit line up to $10.0 million. The LaSalle line of credit replaces the Company’s previous line of credit with Merrill Lynch Business Financial Services. The line of credit is collateralized by all of the Company’s assets and a pledge of stock of the Company’s subsidiaries. Under the line of credit, a portion of the proceeds of the borrowings of the line of credit had been used to pay off the balances of its prior lender. The initial loan on the LaSalle line of credit bears interest at prime or LIBOR plus 200 basis points. As of December 31, 2006, the Company’s loan balances were $1.1 million. The La Salle line of credit bears interest at prime or Libor plus 200 basis points. The $10.0 million line of credit facility includes borrowing capacity limits based on the eligibility criteria of inventories and account receivables. As of December 31, 2006 and February 1, 2007, inventory eligibility was 51.8% for both periods, while accounts receivable was 85%. This resulted in total line availability of $8.2 million at December 31, 2006 and $7.6 million as of February 1, 2007 with an excess availability of $7.1 million at December 31, 2006 and $5.9 million at February 1, 2007. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants included minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures. The Company was in compliance with the first two covenants and received a “waiver” for having exceeded its maximum capital expenditures covenant from LaSalle Bank as of December 31, 2006.

As part of the net asset purchases, the Company assumed certain notes payable which total $1.6 million of which $1 million is current and due within one year. The remaining $631 thousand is payable over the following two years. These notes increase the Company’s total note payable debt to $1.7 million, of which the current portion is $1.1 million.

On November 1, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with The Frost Group, LLC, a Florida limited liability company (“Frost”). Pursuant to the Agreement, the Company sold to Frost 30,769,231 pre reverse stock split shares of the Company’s common stock. The purchase price for the common stock was $0.065 per share in cash for an aggregate price of $2,000,000. As a result of the purchase, Frost owns approximately 14% of the Company’s outstanding common stock. The common stock issued in the transaction was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Section 4(2) of the Act.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with LaSalle Business Credit LLC are based on variable market interest rates. As of December 31, 2006, we had $6.9 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at the prime rate (8.25%). A hypothetically 10% increase in our credit facility’s weighted average interest rate of 8.13% per annum for the nine months ended December 31, 2006 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $45.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at December 31, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-KSB that was filed on July 13, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURE

In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on February 14, 2007.

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