Form 10-K
period 2007-03-31
DREAMS INC
filed 2007-06-29
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15399

Dreams, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0368170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South University Drive, suite 325 Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (954) 377-0002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates as of the closing price of such shares on the last day of the registrant’s most recent second fiscal quarter (September 30, 2006) was approximately $15,000,000.

The number of shares outstanding of the registrant’s common stock as of June 14, 2007 is 36,954,424.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

FORM 10-K

i

Part I

Item 1.	BUSINESS.

Introduction.

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Overview

Dreams, Inc., headquartered in Plantation, Florida is a Utah Corporation which was formed on April 9, 1980 and has evolved into the premier vertically integrated licensed sports products firm in the industry. This has been accomplished, in part, via organic growth and strategic acquisitions. Our continuing pursuit of this dual strategy should result in our becoming a principal leader and a consolidator in this highly fragmented industry. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors.

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; exploring additional distribution channels for our products; and lastly, by cross pollinating corporate assets amongst our various operating divisions.

Strategic Acquisitions

Our strategic acquisition initiatives will focus on e-commerce companies, brick and mortar retailers, other manufacturers of licensed sports and entertainment products and collectibles, companies that can offer incremental distribution channels for our products and companies whose value can be enhanced by placing them under the Dreams corporate umbrella. Hence, our ability to evaluate potential acquisition candidates and consummate these transactions will remain an integral part of our business model.

Objective

Our overall objective is to establish a market leading, totally licensed, sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient and profitable manner by driving and building our brands through on-line, brick and mortar, catalogue, and in-bound and out-bound call centers.

Current Landscape

Dreams presently operates in three business segments:

•

Retail. The retail segment represents the thirteen (13) Company owned and operated Field of Dreams® retail stores and its e-commerce business operations including FansEdge.com and ProSportsMemorabilia.com. The e-commerce component of the segment consists primarily of two e-commerce retailers selling a diversified selection of sports licensed products and memorabilia on the Internet and has represented the fastest growing area of the Company.

•

Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports memorabilia products and acrylic display cases. These operations are principally conducted through a wholly-owned subsidiary, doing business as Mounted Memories™.

•

Franchise. This segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States. There are currently sixteen (16) Field of Dreams® franchise stores open and operating.

Retail Segment.

Company-owned Retail Stores.

As of June 14, 2007, we currently own and operate thirteen (13) Field of Dreams® retail stores. During the past fiscal year, we purchased three (3) existing Field of Dreams® stores operating in Las Vegas and another Field of Dreams store in San Diego, CA. The Company may purchase other franchised stores from time to time as it believes is appropriate. In addition, we sold our Somerset store effective June 30, 2006 to an existing franchisee. The Company will also evaluate the opening of new retail operations. Stores typically are located in high traffic areas in regional shopping malls. The stores average approximately 1,000 square feet. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our stores. Effective December 31, 2005, the parties extended the exclusive licensing agreement for an additional five-year term. During fiscal 2007 and 2006 we incurred royalty fees of $66,000 and $56,000 respectively.

This division prides itself on being the ultimate, corporate-owned sports and celebrity gift store in the country. This goal has been achieved by:

•	Staying ahead of the competition by offering innovative and fresh products;

•	Offering unrivaled service and product knowledge communicated through the best personnel in the industry;

•	Implementing management, product and financial controls to ensure maximum profitability.

A store typically has a full-time manager and full time assistant manager in addition to hourly personnel, most of who work part-time. The number of hourly sales personnel in each store fluctuates depending upon our seasonal needs. Our stores are generally open seven days per week and ten hours per day.

Set forth below is a listing of our stores as of June 14, 2007, their location and the date opened or acquired.

City	Store Location	Date Opened or Acquired
Denver, CO	Park Meadows Mall	March 2002

Chicago, IL	Woodfield Mall	October 2002

Norfolk, VA	MacArthur Center	October 2002

San Diego, CA	Horton Plaza	November 2002

Paramus, NJ	Garden State Plaza	May 2003

San Francisco, CA	Pier 39	September 2003

Farmington, CT	West Farms Mall	November 2003

Denver, CO	Cherry Creek Mall	May 2004

Scottsdale, AZ	Scottsdale Fashion Square	June 2004

San Diego, CA	Fashion Valley Mall	November 2006

Las Vegas, NV	The Rio Hotel	December 2006

Las Vegas, NV	Smith & Wollensky Plaza	December 2006

Las Vegas, NV	Caesars Palace Forum Shops	December 2006

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

These e-commerce operations have provided for the fastest growing area of the Company with revenues climbing from approximately $4 million in FY04 to over $31 million in FY07.

E-commerce products are marketed through a series of websites that offer customers a daily selection of items from more than 200 teams and over 1,300 different athletes. This division sells over 80,000 products across categories such as apparel, auto accessories, autographed memorabilia, collectibles, headwear, home and office items, jewelry and watches, tailgate and stadium gear, and DVD’s. These online properties represent several of the leading brand names in this market; including:

• www.FansEdge.com	www.BigBen7.com

• www.ProSportsMemorabilia.com	www.DickButkus.com

• www.SportCases.com	www.MikeSchmidt.com

• www.DanMarino.com

• www.JohnElway.com

• www.PeteRose.com

In addition, FansEdge maintains strategic alliances with Amazon.com in which the FansEdge brand and its products are sold in the apparel and sporting section of the Amazon.com website. Amazon, with an audience of more than 50 million active customer accounts, affords us national brand prominence for our FansEdge.com property.

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

This division will continue to expand and optimize its marketing practices exclusively within its chosen vertical by seeking strategic alliances with other companies and brands, in some cases providing expertise and technology to third-party entities, including other online marketers, professional athletes and sister divisions.

Manufacturing/Distribution Segment.

Mounted Memories.

Mounted Memories (“MMI”) is one of the largest wholesalers of authentic sports and celebrity memorabilia products and acrylic display cases. The Company maintains many exclusive and non-exclusive agreements with numerous athletes who frequently provide autographs and / or game used memorabilia at agreed upon terms. In addition to its relationships with various athletes and their representatives, MMI holds licenses with different sports leagues which allow for the manufacture and distribution of a wide array of products. Licenses are currently held with MLB, MLBPA, NFL, Golden Bear (Jack Nicklaus), NASCAR and a variety of NASCAR teams and drivers.

Specifically, MMI strives to enhance its market leading position by executing against the following objectives:

•	Further expand distribution channels and deepen existing customer relationships.

•	Expand and diversify product lines by adding new licenses and bringing new products to market.

•	Continue to pursue exclusive licensing and memorabilia opportunities.

•	Enhance manufacturing efficiencies.

MMI has been in business since 1989 and has achieved its industry leading status fundamentally due to a combination of its licenses and its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI manufacturers a large selection and supply of custom acrylic display cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is acrylic. There are many vendors who sell plastic throughout south Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual suppliers represented more than ten percent of the Company’s total fiscal 2007 or fiscal 2006 purchases.

MMI continues to work on the development of new distribution channels. MMI’s customer base varies greatly and includes transactional television, internet companies, traditional retail stores, specialty retail which sell sports and celebrity memorabilia as well as corporate account sales. MMI has worked diligently to expand and diversify its customer base and currently no single customer accounted for more than ten percent and twelve percent of MMI’s total fiscal 2007 or 2006 revenues, respectively.

MMI has one of the most advanced and effective fulfillment processes in the industry and utilizes the most current shipping software to assist in the process. MMI operates out of a 50,000 square foot facility and will continue to invest in technologies that enhance its competitive manufacturing and distribution advantages.

The Greene Organization.

The Greene Organization since 1991 has been engaged in athlete representation and corporate sports marketing of individual athletes. This boutique division provides athletes with all “off-field” activities including but not limited to; personal appearances, product endorsements, book publishing deals, public/private autograph signings, licensing and marketing opportunities. As a result, over the years, The Greene Organization has become a portal for numerous corporate clients who regularly contract this division to identify a professional athlete to enhance their company’s profile, products and or services. In addition, the auction arm of this division, SCAC (Sports Collectibles and Auction Company) provides complete auction services to charities and organizations throughout the country. Warren H. Greene, president of The Greene Organization, is the brother-in-law of the Company’s president.

Franchise Segment.

The Company conducts its Field of Dreams® operations through Dreams Franchise Corporation (“DFC”). On March 1, 2006, the Company announced the hiring of a new president of the franchise division. DFC will focus its attention on two principal objectives;

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

Increasing brand awareness by opening more stores throughout the United States and Canada, and revamping the www.fieldofdreams.com website which includes adding an e-commerce component. These objectives have begun to be addressed by:

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

Franchising.

Our standard franchise provides a franchisee the right to open and operate a single Field of Dreams® store at a single specified location. Franchisees pay DFC $10,000 upon execution of a standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. In January 2007, DFC received an executed franchise agreement and a $10,000 deposit from a party who is currently working with our Field of Dreams® personnel with site selection in New York City, NY for a new Field of Dreams® store. Standard franchise agreements vary in length. It is DFC’s general practice that the term of standard franchise agreements begins with the term of the franchisee’s lease. In addition to sublicensing the right to use the Field of Dreams® name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams® store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. Royalties from the largest franchisee accounted for less than one percent of the Company’s fiscal 2007 and 2006 consolidated revenues.

DFC imposes certain controls and requirements on Field of Dreams® franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams® name. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and USL as insured parties. Franchisee’s rights under the standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold. DFC sold no standard franchises during the fiscal year ended March 31, 2007.

Competition.

The Company’s retail stores compete with other retail establishments, including the Company’s franchise stores and other stores that sell sports related merchandise, memorabilia and similar products. The success of our stores depends, in part, on the quality, availability and the varied selection of authentic products as well as providing strong customer service.

Our e-commerce business competes with a variety of online and multi-channel competitors including mass merchants, fan shops, major sporting goods chains and online retailers. We believe the principal competitive factors are product selection, price, customer service and support, web site features and functionality, and delivery performance.

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its 18-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and NASCAR.

Within the acrylic display case line of business, MMI competes with other companies which mass produce cases. MMI does not compete with companies which custom design one-of-a-kind cases. MMI believes that because it is one of the country’s largest acrylic case manufacturers, it is price competitive due to its ability to purchase large quantities of material and pass the savings on to customers.

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

Employees.

The Company employs 225 full-time employees and 30 part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third quarter of our fiscal year, primarily due to holiday sales. Approximately 44% and 42% of our revenues were generated in the third quarter of fiscal 2007 and fiscal 2006. Management believes that the percentage of revenues in the third fiscal quarter will increase in future fiscal years as we focus on and grow the retail segment. As a result, we may incur additional expenses during our third fiscal quarter, including higher inventory of product and additional staffing in anticipation of increased sales activity.

Item 1A.	Risk Factors.

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our line of credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants and maintain the collateral value of our borrowing base. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. A breach of any of the covenants in, or our inability to maintain the required financial ratios under our line of credit facility could result in a default. In the event of a default of our obligations under our line of credit or the security agreement, Comerica Bank may, among other things, seize and sell all of our assets or appoint a receiver for our operations.

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

As of March 31, 2007, we had goodwill and other intangible assets of approximately $11.6 million, which constituted approximately 31% of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets, could adversely affect our results of operations and financial condition.

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

Historically, the third quarter of our fiscal year (October through December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. In the year ended March 31, 2007, more than 50% of the revenues from our retail business segment and a substantial portion of our operating earnings and cash flows from operations were generated in the third quarter. Our results of operations depend significantly upon the holiday selling season in the third quarter. If less than satisfactory revenues, operating earnings or cash flows from operations are achieved during the key third quarter, we may not be able to compensate sufficiently for the lower revenues, operating earnings, or cash flows from operations during the other three quarters of the fiscal year. Our manufacturing/distribution segment and our franchise segment are not as significantly impacted by seasonality.

The loss of key management personnel would adversely impact our business.

Our success is largely dependent upon the efforts of our key management personnel, including our chief executive officer and chairman, the loss of the services of any of them would have a material adverse effect on our business and prospects. We do not have employment agreements in effect with, or key-man life insurance in the event of the death of, our president and chief executive officer or any of our other key employees, except we have an employment agreement with one of our divisional presidents and key-man life insurance for two of our divisional presidents.

The trading price of our common stock is subject to significant volatility, which is due, in part, to the lack of liquidity of our shares. This lack of liquidity may continue for the foreseeable future.

Our common stock currently trades on the American Stock Exchange. The development of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within the control of Dreams nor assured by listing our common stock on the American Stock Exchange. The absence of a liquid and active trading market, or the discontinuance thereof, may have an adverse effect on both the price and liquidity of our common stock.

Additionally, disclosures of our operating results, announcements of regulatory changes affecting our franchise segment, other factors affecting our operations and general conditions in the securities markets unrelated to our operating performance may cause the market price of our common stock to change significantly over short periods of time. The trading price of our common stock has been and may continue to be volatile.

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

Although we continue to increase our direct purchasing from manufacturers, we source a significant amount of inventory from relatively few vendors. However, no vendor accounts for 10% or more of our inventory purchases; except this year, one supplier represented 13% of our purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 4,500 square feet of office space and expires in June 2008, and has total occupancy costs of approximately, $12,000 per month. The Company’s principal executive offices are located at the Plantation, Florida facility.

Our primary manufacturing/warehouse facility in Sunrise, Florida has approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term expiring in 2012 with total occupancy costs of approximately $34,000 per month with 3% annual increases.

Our 13 company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2012 with initial terms of 7 to 10 years. We also lease a warehouse facility in Denver, Colorado which has approximately 1,400 square feet and a warehouse facility in Henderson, NV which has approximately 6,000 square feet.

To support our Internet division, we currently lease 40,000 square feet in Niles, IL with a monthly occupancy cost of approximately, $22,000. However, we will seek to add additional space for these operations when the lease expires in the summer of 2008.

All in all, we believe our current facilities are adequate for our operations for the foreseeable future.

Item 3.	Legal Proceedings.

We are involved from time to time with legal proceedings arising in the ordinary course of business. The Company is not presently involved in any other litigation, the result of which would have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

As of April 16, 2007, the Company’s common stock was listed on the American Stock Exchange (Amex), an international, technologically advanced auction market, under the symbol “DRJ”. Prior to April 16, 2007, the Company’s common stock was traded on the *over-the-counter bulletin board under the symbol “DRMN.OB”. The high and low bids of the Company’s common stock for each quarter during fiscal years ended March 31, 2007 and 2006 are as follows: (prices shown have been retroactively adjusted to reflect the 1 for 6 reverse stock split effective 1-30-07)

Fiscal Year Ended March 31, 2007:

	High Bid Price	Low Bid Price
First Quarter	$1.08	$.78
Second Quarter	1.20	.60
Third Quarter	3.54	.54
Fourth Quarter	4.03	2.64

Fiscal Year Ended March 31, 2006:

	High Bid Price	Low Bid Price
First Quarter	$.54	$.18
Second Quarter	.72	.30
Third Quarter	.54	.36
Fourth Quarter	1.20	.36

*	Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Performance Graph

The information contained in this Performance Graph section of this Item 5 shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission (“SEC”), or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The graph below compares the performance of the Company’s Common Stock with the performance of the S & P 500 Index and a peer group index (the “Peer Group Index”) by measuring the respective changes in Common Stock prices from March 31, 2002 through March 31, 2007.

Pursuant to the SEC’s rules, the Company created a peer group index with which to compare its own stock performance. The Company has selected a grouping of companies that it believes share similar characteristics to its own. The following companies were included in the Peer Group Index: Topps Company, Inc. (TOPP), Collectors Universe, Inc. (CLCT) and Redenvelope, Inc. (REDE).

The graph assumes that $100 was invested on March 31, 2002 in each of the Company’s Common Stock, the S & P 500 Index and the Peer Group Index, and that all dividends, if applicable, were reinvested into additional shares of the same class of equity securities during the applicable fiscal year. The Peer Group Index weighs the returns of each constituent company according to its stock market capitalization at the beginning of each period for which a return is indicated.

Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	3/02	3/03	3/04	3/05	3/06	3/07
Dreams, Inc.	100.00	46.88	84.38	15.63	5.31	169.50
S&P 500	100.00	75.24	101.66	108.47	121.19	135.52
Peer Group	100.00	86.16	111.91	117.31	112.04	118.36

THE STOCK PRICE PERFORMANCE SHOWN IN THE PERFORMANCE GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE PRICE PERFORMANCE. THE PERFORMANCE GRAPH WILL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE IN ANY FILING BY THE COMPANY UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934.

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are 398 record owners of the Company’s common stock as of March 31, 2007. Because many of our shares of common stock are held by brokers, and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders. However, we believe there are more than 1,500 beneficial holders of our common stock. On June 14, 2007 the high bid price was $2.90 and the low bid price was $2.85 for the Company’s common stock.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes. In addition, our current loan and security agreement with Comerica Bank prohibits the Company from paying cash dividends.

Repurchase of Equity Securities during Fiscal 2007

There were no issuer purchases of our common stock during fiscal 2007.

Issuance of Unregistered Securities

The Company has on three separate occasions during fiscal 2007 issued unregistered securities to support a particular transaction. The particulars of each of these transactions are set forth below. In addition, the Company has issued 200,000 unregistered common shares as a result of options that were exercised during the reporting period.

On November 1, 2006, the Company entered into a Securities Purchase Agreement with The Frost Group, LLC, a Florida limited liability company (“Frost”). Pursuant to the Agreement, the Company sold to Frost 5,128,205 shares of the Company’s common stock. The purchase price for the common stock was $0.39 per share in cash for an aggregate price of $2,000,000. As a result of the purchase, Frost owns approximately 14% of the Company’s outstanding common stock.

On December 26, 2006, the Company completed its asset purchase agreement with Pro Stars, Inc. in order to further support its retail growth initiative. The aggregate purchase price was $4.5 million represented by our issuing the seller 1,666,667 of newly issued common shares of stock at a market value of $2.70 each; plus the assumption of certain debt and payables of approximately $3.3 million. The assets acquired under the agreement included; (i) a majority equity interest in four entities that operate three Las Vegas based Field of Dreams® stores (ii) up to $2 million of inventory used in the Business, (iii) substantially all other assets used by the Seller in the operation of the Business and (iv) a marketing venture known as “Stars Live 365”. The fair value was based on the market value of the common stock on the acquisition date. Additionally, the Company assumed approximately $405 thousand of third party accounts payable and forgave $1.5 million in debt owed to the Company by ProStars, Inc. The Company also assumed debt of ProStars in the amount of $1.4 million in the form of notes payable. There are three notes with terms of up to three years. Currently,

583,334 shares of stock are being held back pursuant to securing one of the assumed leases and reconciliation of all vendor payables. 166,667 of these shares will be released from escrow upon the one year anniversary of the acquisition.

Effective February 2, 2007, the Company acquired the assets of Frameart, LLC d/b/a Unique Images, a Nevada limited liability company in return for 258,333 newly issued, restricted, common shares of Dreams, Inc. This boutique custom framing firm is one of the industry’s innovators in high-end custom framing.

All of the common stock issued for the above transactions were not registered under the Securities Act of 1933 (the “Act”) and were issued pursuant to an exemption from registration under Section 4 (2) of the Act.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	0	2,500,000
Equity Compensation Plans Not Approved by Security Holders	*493,582	$0.85	0
Total	493,582	$0.85	0

*	Represents options granted during the previous four-years to employees and consultants prior to the adoption of the Company’s 2006 Equity Incentive Plan which was approved by the shareholders in January 2007.

Item 6.	Selected Financial Data.

	2007	2006	2005	2004	2003
Net Sales	$55,960	$42,730	$32,978	$21,770	$17,825
Cost of Goods Sold	31,789	24,460	18,237	11,918	9,449

Gross Profit	24,171	18,270	14,741	9,852	8,376
Operating Expenses	22,152	17,162	14,793	10,438	7,537

Operating Income/(Loss)	2,019	1,108	(52)	(586)	839
Other (Expenses) / Income	(42)	3,657	—	—	—

Income(Loss) Before Taxes	1,449	4,311	(637)	(777)	680
Provision (Benefit) for income taxes	469	1,762	(174)	(283)	272
Net Income (loss)	$980	$2,549	$(463)	$(494)	$408

Earnings (loss) per common share, basic	$.03	$.09	$(.01)	$(.01)	$.004
Earnings (loss) per common share, diluted	$.03	$.09	$(.01)	$(.01)	$.004
Weighted Average shares Outstanding:
Basic	32,271,327	27,404,645	9,393,866	9,446,262	9,591,674
Diluted	32,271,327	27,404,645	9,393,866	9,446,262	9,591,674

There were no accounting changes for these five fiscal years. The Company acquired FansEdge in October 2003. This internet retailer has been the catalyst for the Company’s revenue growth. The Company’s outstanding stock options were not considered in the calculation of diluted earnings per share for fiscal years 2003 through fiscal 2006, due to their anti-dilutive effects. The Company received $3.6 million in insurance proceeds which was booked as other income in fiscal year 2006. Also, as a result of our asset purchase agreement with Pro-Stars, Inc. the Company has an on-going obligation to make quarterly distributions to limited partners on pro-rata bases depending on the actual profitability of the 3 Las Vegas based Field of Dreams stores and Stars Live 365.

Consolidated Balance Sheet Data:

Year Ended March 31,

	2007	2006	2005	2004	2003
Cash	$753	$433	$211	$319	$146
*Working Capital	$17,263	$13,638	$7,110	$8,990	$8,363
Total Assets	$37,655	$28,551	$22,292	$18,554	$15,221
Notes and Capital Leases Payable-non-current	$6,731	$5,744	$5,677	$876	$637
Total Shareholder’s Equity	$24,392	$16,061	$10,071	$10,371	$10,873

*	Total current assets minus total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

Management’s Overview

Dreams, Inc., headquartered in Plantation, Florida has evolved into the premier vertically integrated licensed sports products firm in the industry. This has been accomplished, in part, via organic growth and strategic acquisitions. Our continuing pursuit of this dual strategy should result in our becoming a principal leader and a consolidator in this highly fragmented industry. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors.

Specifically, we are engaged in multiple aspects of the licensed sports products and autographed memorabilia industry through a variety of distribution channels.

We generate revenues from:

•	our retail segment which includes our 13 Company owned stores and our e-commerce component;

•	our manufacturing distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom acrylic display cases and custom framing and other items;

•	our franchise program through the 16 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; exploring additional distribution channels for our products; and lastly, by cross pollinating corporate assets amongst our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years. For example, one of our focuses will be to integrate technology in use at our Internet division as the basis of fueling a high tech kiosk unit positioned within our stores; thus creating an un-paralleled customer experience pertaining to the breadth and depth of product selection as our Internet’s skus (stock keeping units) portfolio consists of approximately 80,000 different items. As a result, we believe we should experience higher conversion rates at our stores.

In addition, we are targeting to sell more of the items that we manufacture through our own retail distribution channels on an exclusive basis whereby Dreams will enjoy the “long dollar”; or more traditionally characterized as “going from manufacturing to retail”. During the reporting period, we analyzed the results of this strategy when we sold the entire edition of our Super Bowl XL MVP signed pewter helmets exclusively to our Field of Dreams stores. With both divisions experiencing their full historical margins, Dreams anticipates improvement in our consolidated gross margins, on a blended basis.

We have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in fiscal 2004 to over $31 million this fiscal year. Initially, we built sales by concentrating on customer acquisition and building brand awareness. Recently, we have shifted resources to applications providing more robust platforms and merchandising strategies that result in more repeat business. We will continue to offer technology services to third parties, explore the possibility of syndication, explore the leveraging of our unique visitors data base and enter into marketing promotions with nationally known retailers. We believe this strategy; coupled with the investments made these past few years in the design, development and implementation of our proprietary platform, have us well positioned to benefit from the ever-growing increase in purchases being made on-line by consumers.

Strategic Acquisitions

Our strategic acquisition initiatives will focus on e-commerce companies, brick and mortar retailers, other manufacturers of licensed sports and entertainment products and collectibles, companies that can offer incremental distribution channels for our products and companies whose value can be enhanced by placing them under the Dreams corporate umbrella. Normally, upon successfully completing these types of acquisitions, we seek to retain key management personnel while instituting a growth culture. Hence, our ability to evaluate potential acquisition candidates and consummate these transactions will remain an integral part of our business model.

Corporate Initiatives

Some of our corporate initiatives will focus on:

•	Designing and building our first prototype FansEdge™ brick and mortar store in the greater Chicago market.

•

Enhancing our 365 Live marketing model by populating the additional days with athletes such as Dan Marino, Dick Butkus, Steve Garvey and others to compliment the 15 days per month; already featuring Pete Rose.

•	Improving blended margins by going “from manufacture to retail”.

•	Targeting additional Las Vegas based Field of Dreams® locations, as this area of the country has provided the highest volumes for our products and services.

We believe we have sufficient capital available under our new credit facilities to fund these corporate initiatives.

Objective

Our overall objective is to establish a market leading totally licensed, sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient and professional manner by driving and building our brands through on-line, brick and mortar, catalogue, and in-bound and out-bound call centers.

Analysis

We review our operations based on both our financial results and various non financial measures. Management’s focus in reviewing performance begins with growth in sales, margin integrity and operating income. On the expense side, with a majority of our sales being achieved as an on-line retailer of licensed sports products, we spend a disproportionate amount of our operating expenses in internet marketing. Therefore, we continuously monitor the return on investment of these particular expenses. As the on-line retail market continues to grow, we believe that the market for our products sold over the Internet will also grow.

Some of the important non financial measures which management reviews are; unique visitors to our web sites, foot traffic in our stores, sales conversion rates and average sold unit prices.

Historically, the third quarter of our fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that wins a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations and corporate expenses to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, as well as our relationships with sports leagues, agents and athletes. Management believes we can become a consolidator in this highly fragmented industry; know as the licensed sports products industry.

GENERAL

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Use of Estimates and Critical Accounting Policies

The preparation of our financial statements in conformity with generally accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $33.

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. The Company’s current reserve for inventory obsolescence is $227.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that a $0 and $187 valuation allowance as of March 31, 2007 and March 31, 2006 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Goodwill and Unamortized Intangible Assets

The Company performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. For example, such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. The Company performs an annual fair value assessment of its goodwill on March 31 of each year, and no impairment was noted in fiscal 2007 or 2006.

Revenue Recognition

The Company recognizes retail (including e-commerce sales) and wholesale/distribution revenues at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Retail revenues and wholesale/distribution are recognized at the time of sale. Return allowances, which reduce gross sales, are estimated using historical experience.

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

Revenues from industry trade shows are recognized at the time of the show when tickets are submitted for autographs or actual product purchases take place. In instances when the Company receives pre-payments for show autographs, the Company records these amounts as deferred revenue.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended March 31,
	2007	2006	2005
Net Sales	1.00	1.00	1.00
COGS	0.57	0.57	0.55
Gross Profit	0.43	0.43	0.45
*Operating Expenses	0.38	0.38	0.44
Operating Income (loss)	0.04	0.03	0.00
Other Income (expense)	0.00	0.08	0.00
Income (loss) before income taxes	0.03	0.10	(0.02)
Net Income	0.02	0.06	(0.01)

*	Does not include depreciation.
**	The above table may not foot due to rounding.

FISCAL 2007 COMPARED TO FISCAL 2006

Revenues. Total revenues increased 31% to $56.0 million in fiscal 2007 from $42.7 million in fiscal 2006, due primarily to an increase in retail revenues, particularly retail revenues generated through our e-commerce component (approximately $12 million increase).

Manufacturing and distribution revenues decreased slightly or 4% from $18.8 million in fiscal 2006 to $18.0 million this year. Net revenues (after eliminating intercompany sales) decreased 7% from $16.2 million in fiscal 2006 to $15.0 million this year.

Retail operations revenues increased significantly from $25.1 million in fiscal 2006 to $39.4 million, or a 57% increase this year. The internet division had retail sales of $31.4 million this year versus $19.5 million in fiscal 2006, or a 61% increase. This was a result of higher volumes of orders received on our web sites. Additionally, retail sales through our company-owned Field of Dreams stores increased 43% to $8.0 million this year from $5.6 million in fiscal 2006. This was primarily due to the acquisition of the 3 Las Vegas based Field of Dreams stores on December 26, 2007. As of March 31, 2007 and March 31, 2006 we owned and operated 13 and 10 company-owned Field of Dreams stores, respectively.

Franchise royalty revenues were constant at $747 this year versus $724 in fiscal 2006. Total royalty revenues received totaled $1.1 million for both fiscal years.

The Company realized $334 in net management fee revenues for this year versus $224 in fiscal 2006, or a 49% increase.

Costs and expenses. Total cost of sales for this year was $31.8 million versus $24.4 million in fiscal 2006, a 30.0% increase. The increase relates to an increase in total Company sales. As a percentage of total sales, cost of sales was comparable in both periods at approximately 57%.

Costs of sales of manufacturing/distribution products were $10.1 million for fiscal 2006 versus $9.2 million this year, or a 9% decrease. This decrease relates to a decrease in manufacturing/distribution product sales and slightly improved margins. As a percentage of total manufacturing/distribution sales, cost of sales were 62.9% for fiscal 2006 versus 61.3% for this year.

Cost of sales of retail products were $14.3 million for fiscal 2006 versus $22.7 million for this year, or a 59% increase. This increase relates to an increase in retail sales. As a percentage of total retail sales, costs were comparable for both periods; approximately 57%.

Operating expenses increased 29% to $21.4 million this year from $16.6 million in fiscal 2006. The increase related to an increase in overall Company sales. As a percentage of total sales, operating expenses remained constant at 38%, for both years.

Interest expense, net. Net interest expense increased from $454,000 in fiscal 2006 to $528,000, due to slightly higher levels of borrowing on the Company’s line of credit.

Provision for income taxes. The Company recognized an income tax expense of $1.8 million in fiscal 2006 compared to an income tax expense of $469 for this year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all of the evidence, both positive and negative, management has determined that a $0 and $187 valuation allowance as of March 31, 2007 and 2006 respectively, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. The Company expects its continuing effective tax rate to approximate 40%.

FISCAL 2006 COMPARED TO FISCAL 2005

Revenues. Total revenues increased 29% to $42.7 million in fiscal 2006 from $33.0 million in fiscal 2005 due primarily to an increase in retail revenues, particularly retail revenues generated through e-commerce component (approximately $6.5 million increase). During October 2003 the Company acquired FansEdge, which generated retail revenues for the Company through FansEdge.com and the Company acquired ProSports Memorabilia in April 2004, which generated retail revenues through ProSportsmemorabilia.com. Prior to our holiday season, the internet division was properly positioned with healthy inventory levels; thus enabling them to fill and ship incremental sales orders received. The Company’s credit facility secured in June 2005 provided the ability to make these additional investments in inventory levels.

Manufacturing and distribution revenues increased from $15.9 million in fiscal 2005 to $18.8 million, an 18% increase in fiscal 2006. Net revenues (after eliminating intercompany sales) increased 27% to $16.2 million in fiscal 2006 from $12.8 million in fiscal 2005. The increase primarily is the result of incremental activity associated with MMI’s on-line customers; MLB.com, NFL.com and NASCAR.com and the additional sales generated by the Pittsburgh Steelers Championship products produced and sold by the Company.

Retail operations revenues increased significantly from $18.8 million in fiscal 2005 to $25.1 million, a 34% increase in fiscal 2006. Our internet retail division, which is primarily comprised of two websites (FansEdge.com and ProSportsmemorabilia.com), began operations in October 2003 concurrent with the Company’s acquisition of FansEdge. The Company then purchased ProSportsmemorabilia.com in April 2004. The internet division had retail sales of $13.0 million in fiscal 2005 versus $19.5 million, a 50% increase, in fiscal 2006. In October 2005, we moved the internet operations into a larger and more efficient facility to accommodate this growth. We continue to see a growing acceptance in the marketplace for the purchasing of items via the Internet. Additionally, retail sales through our company-owned Field of Dreams stores decreased 5% from $5.9 million in fiscal 2005 to $5.6 million in fiscal 2006. This was primarily due to the sale of one store in August 2005 and the early closing of two under-performing stores in December 2005. However, the same 10 store sales were up $500 or 11.2% for the year. As of March 31, 2006 and March 31, 2005 we owned and operated 10 and 13 company-owned Field of Dreams stores respectively.

Franchise operations revenues were $1.2 million in fiscal 2005 and $724 in fiscal 2006; a 40% decrease. The reduction in revenue is partly due to the fact that the Company no longer includes a 1.5% marketing fund royalty in gross revenues and two fewer stores operating in the period. However, the same store sales were up $1.4 million or 8.6% yielding an additional $71 in net royalty income for our Franchise business.

The Company realized $324 in net management fee revenues in fiscal 2005 versus $224 in fiscal 2006. The 30% decrease relates to a reduction in the frequency of significant athlete marketing events in the year. We will continue to market opportunities for these significant events, however, we have seen a slowdown in corporate spending for these large events.

Costs and expenses. Total cost of sales for fiscal 2006 was $24.4 million versus $18.2 million in fiscal 2005, a 34.0% increase. The increase relates to an increase in Company sales. As a percentage of total sales, cost of sales was comparable in both periods and was 55.2% for fiscal 2005 versus 57.2% for fiscal 2006.

Costs of sales of manufacturing/distribution products were $10.1 million for fiscal 2006 versus $7.3 million for fiscal 2005 or a 38% increase. This increase relates to an increase in manufacturing/distribution product sales. As a percentage of total manufacturing/distribution sales, cost of sales were 62.9% for fiscal 2006 versus 56.6% for fiscal 2005. This increase in percentage of cost of sales for this segment does not represent an erosion of margin and is attributable to a one-time net impairment charge to inventory of approximately $510 and a reduction in inter-company sales of $500 as a result of fewer stores in the chain.

Cost of sales of retail products were $14.3 million for fiscal 2006 versus $10.9 million for fiscal 2005, or a 31% increase. This increase relates to an increase in retail sales. As a percentage of total retail sales, costs were comparable for both periods; 57% for fiscal 2006 versus 58% for fiscal 2005.

Operating expenses increased 15% from $14.4 million in fiscal 2005 to $16.6 million in fiscal 2006. The increase related to an increase in overall Company sales. As a percentage of total sales, expenses declined from 44% in fiscal 2005 to 38% in fiscal 2006. The Company had previously built infrastructure to support future growth. Hence, upon achieving incremental sales, our operating costs should continue to decrease as a percentage of sales as a significant portion of our expenses are fixed in nature.

Interest expense, net. Net interest expense decreased from $585 in fiscal 2005 to $454 in fiscal 2006 due to lower levels of borrowing on the Company’s line of credit, partially offset by increased interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are the cash flow generated from our operating subsidiaries; availability under our $15 million senior revolving credit facility; availability under our $3 million acquisition line and available cash and cash equivalents. We are unaware of any trends that may have a negative impact on our ability to continue our operations. In fact, with the improvement of the financial results of the Company and a further strengthening of the balance sheet, our ability to capitalize on market opportunities should be enhanced.

The balance sheet as of March 31, 2007 reflects working capital of $17.1 million versus working capital of $13.6 million one year earlier. At March 31, 2007, the Company’s cash and cash equivalents were $753 compared to $433 at March 31, 2006. Net accounts receivable at March 31, 2007 were $2.3 million compared to $6.9 million at March 31, 2006 when the Company booked an insurance proceeds receivable of $3.6 million.

Use of Funds

Cash provided by operations amounted to $154 for fiscal 2007, compared to $554 used in operations in fiscal 2006 and $549 used in operations in fiscal 2005. Cash used in investing activities was $1.8 million in fiscal 2007 versus $917 cash used in investing activities for fiscal 2006 and $461 cashed used for investing activities in fiscal 2005. The increase was primarily attributed to acquisitions made during the reporting year. Cash provided by financing activities was approximately $2.0 million for fiscal 2007, $1.7 million in fiscal 2006, and $902 cash provided by financing activities in fiscal 2005.

The Company had previously disclosed that its primary warehouse facility in Sunrise, Florida sustained damage as a result of Hurricane Wilma in the fall of 2005. The Company was unable to predict the financial impact of such damage; however, the Company believed that is had sufficient insurance coverage to protect itself. On June 28, 2006, the Company received a settlement payment of $3.6 million which was reflected as other income in the fiscal 2006 statement of operations. The Company anticipates minimal expenditures for repairs and replacement related costs in the future.

Other Activity

On November 1, 2006, the Company entered into a Securities Purchase Agreement with The Frost Group, LLC, a Florida limited liability company (“Frost”). Pursuant to the Agreement, the Company sold to Frost 5,128,205 shares of the Company’s common stock. The purchase price for the common stock was $0.39 per share in cash for an aggregate price of $2 million. As a result of the purchase, Frost owns approximately 14% of the Company’s outstanding common stock. The common stock issued in the transaction was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Section 4(2) of the Act.

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver is floating at prime minus .750 or 30 day Comerica costs of funds plus 1.50%; and prime minus .250 or 30 day Comerica costs of funds plus 2.25%, for the funds drawn from the acquisition line. The Company used $6.7 million of the revolver at closing to pay-off the remaining loan balance with its prior senior lender, La Salle Bank.

Analysis

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of March 31, 2007, we owned and operated 13 stores. We have and will continue to analyze the performance of each of the store operations and determine whether they are providing the Company with its desired results. This may include additional future closings and/or conversion to franchise stores or in certain instances the re-purchasing of existing franchise stores to company-owned stores.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With our recent change in our independent auditors and bank; we believe we will experience lower fees and costs typically associated with a smaller, yet highly regarded accounting firm; and moving away from a traditional asset-based lender to a more traditional cash-flow lender, respectively. However, we will be required in fiscal 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we expect some relaxing of the initial requirements mandated by Sarbanes-Oxley due to our relative company size, these and other compliance costs of a public company will increase. To support our ultimate compliance with Section 404, we have engaged the services of an outside consulting company who began working with our management team in March of 2007. In addition, effective April 16, 2007, the Company’s Common shares became listed on the American Stock Exchange under the symbol “DRJ”. The Company will incur additional costs and fees associated with this listing.

Contractual Obligations

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs

Long-term debts:	$7.4 million	667 thousand	6.73 million	$0	$0

Capital (finance leases):	$0	$0	$0	$0	$0

Operating leases:	$14.4 million	2.5 million	5.1 million	2.6 million	4.2 million

Purchase obligations:	$0	$0	$0	$0	$0

Other long-term liabilities:	$2.3 million	1.2 million	1.1 million	$0	$0

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and our budgeted capital expenditure requirements for the foreseeable future.

Off-balance sheet arrangements

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on March 2, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 did not have any impact on our Consolidated Balance Sheet, Statement of Operations or Statement of Stockholders’ Equity for fiscal 2007.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of March 31, 2007, we had $6.4 million of variable rate debt outstanding under our prior credit facility with La Salle Bank. Presently, the revolving credit line bears interest at the prime rate minus 750 basis points or 7.5%. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 8.25% per annum for the year ended March 31, 2007 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $51.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at March 31, 2007 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

8.	Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dreams, Inc. had elected to terminate its engagement of Grant Thornton LLP as the independent registered public accounting firm responsible for auditing the Company’s financial statements. The termination, which was effective as of March 20, 2007, was approved by the Company’s Audit Committee and the Board of Directors.

Grant Thornton’s report on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years and any subsequent interim period preceding the termination of Grant Thornton, the Company did not have any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the termination of Grant Thornton, other than as is set forth herein, Grant Thornton did not advise the Company of any of the following:

(A) That the internal controls necessary for the Company to develop reliable financial statements did not exist, with the exception of the disclosure set forth below;

(B) That information had come to Grant Thornton’s attention that had led it to no longer be able to rely on management’s representations, or that had made it unwilling to be associated with the financial statements prepared by management;

(C)(1) That Grant Thornton needed to expand significantly the scope of its audit, or that information had come to Grant Thornton’s attention that if further investigated may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that would have prevented it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management’s representations or be associated with the Company’s financial statements, and (2) due to Grant Thornton’s dismissal (due to audit scope limitations or otherwise), or for any other reason, the accountant did not so expand the scope of its audit or conduct such further investigation; or

(D)(1) That information has come to Grant Thornton’s attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Grant Thornton’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) the issue has not been resolved to Grant Thornton’s satisfaction prior to its termination.

On June 23, 2005, Grant Thornton provided the Company with a letter in which Grant Thornton advised the Company of certain internal control deficiencies that it considered to be, in the aggregate, a material weakness, including, untimely identification and resolution of certain accounting matters; failure to perform timely review of accounting information by individuals with appropriate levels of experience, and inability to prepare accounting support including reconciliations of certain accounts. Grant Thornton indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the Public Accounting Oversight Board (United States). A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis. In response to the foregoing, the Company (1) hired Dorothy Sillano, BBA, MBA, and CPA as its Controller in August 2005, (2) hired two additional senior accountants, one in August 2005 and one in December 2005, and (3) developed and implemented additional control procedures over the review processes and other procedures including the initiation and review of adjusting journal entries as well as the income tax provision. The Company’s Board of Directors has discussed the foregoing matters with Grant Thornton, and has authorized Grant Thornton to respond fully to any inquiries of Friedman, Cohen, Taubman & Company, LLC concerning said matters.

The Company provided Grant Thornton with a copy of the disclosures set forth in their Report on Form 8-K dated March 21, 2007, and requested that Grant Thornton furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company herein. The letter received by the Company from Grant Thornton, in which Grant Thornton states that it is in agreement with the disclosures set forth herein, is attached as an Exhibit.

Engagement of Friedman, Cohen, Taubman & Company, LLC

The Company has engaged Friedman, Cohen, Taubman & Company, LLC (“Friedman”) to serve as the independent registered public accounting firm responsible for auditing the Company’s financial statements. The engagement, which was effective as of March 19, 2007, was approved by the Company’s Audit Committee and the Board of Directors.

Neither the Company nor anyone on behalf of the Company consulted Friedman during the two most recent fiscal years and any subsequent interim period prior to engaging Friedman, regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that Friedman concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions of Item 304 of Regulation S-K) or reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report. Based upon that evaluation, our management has concluded our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended.

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

Change in Internal Controls. There have been no significant changes made in the internal controls and there were no other factors that could significantly affect our internal controls during the fiscal year covered by this report. However, as of March 2007, the Company has engaged the services of an outside consulting firm to aid its efforts with ultimate compliance and certification of section 404 of the Sarbanes-Oxley Act of 2002.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director/Officer of the Company Since	Position Held With the Company
Sam D. Battistone	67	1982	Chairman/Director

Ross Tannenbaum	45	1998	President/CEO/Director

David M. Greene	45	2001	Senior Vice President/Corporate Secretary

Dale Larsson	63	1982	Director

Kevin Bates	39	2006	Divisional President - Retail

Mitch Adelstein	42	2006	Divisional President - Manufacturing

Dorothy Sillano	50	2006	Controller/Principal Accounting Officer

David Malina	63	2006	Director

Steven Rubin	47	2006	Director

Manoharan Sivashanmugam	36	2007	Chief Information Officer

Biographical Information.

Sam D. Battistone. Sam D. Battistone has been Chairman of the Board since our inception. Mr. Battistone served as president until November 1998. He also served as the Chairman and CEO of Pro Stars, Inc. from January 2005 until he resigned his position in January 2007. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory committee of the Board of Governors of the NBA. He held that position until the Company sold its interest in the team. He served as a founding director of Sambo’s Restaurants, Inc. and in each of the following capacities, from time to time, from 1967 to 1979: President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors. During that period, Sambo’s grew from a regional operation of 59 restaurants to a national chain of more than 1,100 units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association.

Ross Tannenbaum. Mr. Tannenbaum has served as President and a Director of the Company since November 1998. From August 1994 to November 1998, Mr. Tannenbaum was President, director and one-third owner of MMI. From May 1992 to July 1994, Mr. Tannenbaum was a co-founder of Video Depositions of Florida. From 1986 to 1992, Mr. Tannenbaum served in various capacities in the investment banking division of City National Bank of Florida. Mr. Tannenbaum earned a B.A. from the University of Florida in 1984. Mr. Tannenbaum is the brother-in-law of David M. Greene, the Company’s Senior Vice President.

David M. Greene. David M. Greene has been Senior Vice President of Finance & Strategic Planning since June 2001 and our Corporate Secretary since August 2004. From May 1992 to May 2001, he was the President of Florida Tool & Gauge, Inc., an aerospace manufacturing company located in Fort Lauderdale, Florida that provided precision machined jet and rocket engine components for the Department of Defense, Pratt & Whitney Aircraft and NASA. From April 1987 to April 1992, he served as President of GGH Consultants, Inc., an investment and business consulting company that provided private and public companies with equity and debt financings, M & A advice, Initial Public Offering and Secondary Offering consultation. From May 1984 to March 1987, he worked as an investment executive at the investment banking firm of Drexel, Burnham, Lambert, Inc. in New York City and Ft. Lauderdale, Florida. Mr. Greene earned a B.A. from Tufts University in 1984 and a MBA from Nova University in 1993. Mr. Greene is the brother-in-law of Ross Tannenbaum, the Company’s President.

Dale E. Larsson. Mr. Larsson has served as Director of our Company since 1982. From 1982 until September 1998, Mr. Larsson was our Secretary-Treasurer. Mr. Larsson served as a Director and CFO of Pro Stars, Inc. from January 2005 until he resigned his positions in January 2007. Mr. Larsson graduated from Brigham Young University in 1971 with a degree in business. From 1972 to 1980, Mr. Larsson served as controller of Invest West Financial Corporation; a Santa Barbara, California based Real Estate Company. From 1980 to 1981, he was employed by Invest West Financial Corporation as a real estate representative. From 1981 to 1982, he served as the corporate controller of WMS Famco, a Nevada corporation based in Salt Lake City, Utah, which engaged in the business of investing in land, restaurants and radio stations. Since 1998, Mr. Larsson has also served as the controller of Dreamstar, Inc., an investment and Retail Sports Memorabilia Company.

Kevin Bates. Kevin Bates founded FansEdge® in 1998, serving as its CEO. When Dreams, Inc. acquired FansEdge in 2003, he became President of our e-commerce division and now serves as President of our retail division. From 1996 to 1999, Mr. Bates was President of Galvin and Wright, Inc., a consulting firm based in Glenview, Illinois. Prior to that he worked on a contract basis for a wide range of firms including Republic Mortgage Insurance Company of Winston-Salem, North Carolina, Allegiance Health Care of McGaw Park, Illinois, Cincinnati Bell Information Systems of Itasca, Illinois, A.C. Nielson of Bannockburn, Illinois, and others. Mr. Bates holds a B.S. degree in computer science from Northern Illinois University in DeKalb, Illinois. He also holds various technology certificates from DePaul University in Chicago, Illinois, and Internet Webmaster E-commerce Professional from Net Guru Technologies of Oak Brook, Illinois.

Mitch Adelstein. Mitch Adelstein was the founder of Mounted Memories in 1989 and has served as its president since its inception. He is considered a true pioneer of the sports collectibles industry with over 30 years of sports collectible and memorabilia knowledge. Mr. Adelstein has been responsible for all new product designs and day-to-day activities of Mounted Memories for the past 18 years. In 1998, Mounted Memories was acquired by Dreams, Inc. at which time Mr. Adelstein remained on as a member of the management team, until he was renamed its president in 2000. Under Mr. Adelstein, Mounted Memories has evolved into the leader in the autographed sports memorabilia and collectibles industry.

Dorothy Sillano. Ms. Sillano has been the Company’s Controller since August 2005. From January 1987 until November 1996, Ms. Sillano was Second Vice President of Accounting at Chase Personal Financial Services, the upscale mortgage division of JP Morgan Chase. From 1997 through 1999, Ms. Sillano was the Controller of First American lending, a sub-prime auto finance company. From 2000 through May 2005, Ms. Sillano held the positions of Controller, acting CFO and CFO at three private educational institutions. Also, during this period, she served as a Sarbanes-Oxley consultant with MSI Consulting, Inc. In December 1990, Ms. Sillano earned a B.B.A. in Accounting from Florida Atlantic University, became a Certified Public Accountant in 1991 and was conferred with a MBA from DeVry University in July 2005.

David Malina. Mr. Malina was named as a director of the Company in November 2006 and is currently Vice President of Business Development for Ladenburg Thalmann & Company, Inc., a full service investment banking and brokerage firm that has recently relocated its headquarters to Miami, Florida. From 2003 to 2006, Mr. Malina was corporate Vice President in charge of Investor Relations and Corporate Communications for IVAX Corporation, a multinational pharmaceutical company, with direct operations in 39 countries, sales in over 80 countries, and over 7000 employees. IVAX was sold to Teva Pharmaceuticals Industries Ltd in January 2006 for an enterprise value of $9.9 billion. Prior to his employment at IVAX, Mr. Malina was a Managing Director at the Kriegsman Group, a boutique investment bank in Los Angles, California that specialized in health care. From 1974 to 2000, Mr. Malina was a highly regarded screenplay and teleplay writer working for the major film studios and television networks and producing luminaries such as David Geffin, Arnold Koppelson, Roger Birnbaum, Larry Turman, and Frank Price. Mr. Malina is an honors graduate of the Wharton School at the University of Pennsylvania and attended graduate school at the London School of Economics and Political Science.

Steven Rubin. Mr. Rubin was named a director of the Company in November 2006 and is currently a member of The Frost Group, a private investment firm based in Miami, Florida. Mr. Rubin served as the senior vice president, general counsel and secretary of IVAX Corporation from August 2001 until September 2006. IVAX, which was acquired by Teva Pharmaceutical Industries Limited in January 2006, was a multinational company engaged in the research, development, manufacturing and marketing of branded and generic pharmaceuticals and veterinary products. Prior to joining IVAX, Mr. Rubin was senior vice president, general counsel and secretary with privately held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions, from early 2000 to August 2001. In addition, he was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 to 2000, in the Corporate and Securities department. Mr. Rubin had been a shareholder of that firm since 1991 and a director since 1998. Mr. Rubin received his Juris Doctorate degree from the University of Florida, with honors, after graduating from Tulane University, cum laude, with honors, with a Bachelor of Arts degree in economics.

Manoharan Sivashanmugam. Mr. Sivashanmugam was named the Company’s Chief Information Officer in March 2007. From January 2001 to November 2006, he served in the capacity of Vice President of Technology for uBid.com; a leading retail auction and e-Commerce site specializing in computer and consumer electronic sales with nearly $1 Billion in annual revenues. The uBid.com site attracts over 5 million registered users with daily orders exceeding 10,000. From January 2000 to December 2000, he was a co-founder and Director of Development for Fansedge.com; a company that was purchased by Dreams, Inc. in October 2003. From September 1996 to January 2000, he was the Technical Project Manager for Whittman-Hart in Chicago, Illinois, the premier consulting agency providing integrated solutions across all industry verticals using emerging and legacy technologies. Mr. Sivashanmugam is an expert in application development for online auction engines, internet business-to-business and business-to-consumer, manufacturing, financial and sports information systems and online retailing. He is proficient with all major technology platforms. He received both a Master of Science degree in Computer Science and a Bachelor of Science degree in Physics from the University of Madras, India.

Meetings of Directors

During fiscal year 2007, the Board of Directors acted by unanimous consent on five occasions and had two meetings.

Compensation of Directors.

To date, Directors have not been paid fees for serving on our board. Directors were solely reimbursed for their out-of-pocket expenses incurred in connection with attendance at our board meetings. We intend to compensate our outside directors and committee members beginning in Fiscal 2008.

Code of Ethics.

We have adopted a code of ethics for our officers and directors. The Code of Ethics was approved by our Board of Directors in June 2004 and is posted on our web site. We will also disclose any amendments or waivers to our Code of Ethics on our website www.dreamscorp.com.

Independence of the Board.

The Board of Directors has determined that the following four individuals of its five member board are independent as defined under the federal securities laws, including Section 121 of the American Stock Exchange Guide: Mr. Battistone, Mr. Larsson. Mr. Malina and Mr. Rubin.

Committees of the Board of Directors. Until the creation and adoption of the Company’s audit committee in March of 2007, the Board of Directors has acted as our Audit Committee. In addition to the audit committee, in March of 2007, the Company has established a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these charters meets the requirements of the American Stock Exchange.

Audit Committee

The Audit Committee presently consists of Messrs. Larsson, Battistone and Malina; with Mr. Larsson serving as chairman. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board has determined that Mr. Dale Larsson qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in an Audit Committee Charter, a copy of which is currently available from the Company and will be posted soon on our web site at www.dreamscorp.com.

Compensation Committee

The Compensation Committee presently consists of Messrs. Larsson and Malina. The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation and over-all benefits of our executive officers, including administering the Company’s Equity Incentive Stock Option Plan. The Compensation Committee Charter, a copy of which is currently available from the Company, will be posted soon on our web site at www.dreamscorp.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee presently consists of Messrs. Battistone and Rubin. The Nominating and Corporate Governance Committee is responsible for identifying prospective qualified Board of Director candidates as well as those names submitted by our shareholders. In addition, this committee provides recommendations to the Board of Directors as to a proper set of corporate governance guidelines and principles to adopt. The Nominating and Corporate Governance Committee Charter, a copy of which is currently available from the Company, will be posted soon on our web site at www.dreamscorp.com

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the fiscal year ended March 31, 2007 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2006, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2007.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview and Philosophy of Compensation

The Compensation Committee has the responsibility to review, recommend, and approve all executive officer compensation arrangements. The Compensation Committee has the specific responsibility to (i) review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer (“CEO”), (ii) evaluate the performance of our CEO in light of those goals and objectives, and (iii) determine and approve the compensation level of our CEO based upon that evaluation. The Compensation Committee also has the responsibility to annually review the compensation of our other executive officers and to determine whether such compensation is reasonable under existing facts and circumstances. In making such determinations, the Compensation Committee seeks to ensure that the compensation of our executive officers aligns the executives’ interests with the interests of our shareholders. The Compensation Committee must also review and approve all forms of incentive compensation, including stock option grants, stock grants, and other forms of incentive compensation granted to our executive officers. The Compensation Committee takes into account the recommendations of our CEO in reviewing and approving the overall compensation of the other executive officers.

We believe that the quality, skills, and dedication of our executive officers are critical factors affecting our long-term value and success. Thus, one of our primary executive compensation goals is to attract, motivate, and retain qualified executive officers. We seek to accomplish this goal by rewarding past performance, providing an incentive for future performance, and aligning our executive officers’ long-term interests with those of our shareholders. Our compensation program is specifically designed to reward our executive officers for individual performance, years of experience, contributions to our financial success, and creation of shareholder value. Our compensation philosophy is to provide overall compensation levels that (i) attract and retain talented executives and motivate those executives to achieve superior results, and (ii) align executives’ interests with our corporate strategies, our business objectives, and the long-term interests of our shareholders, and (iii) enhance executives’ incentives to increase our stock price and maximize shareholder value. In addition we strive to ensure that our compensation, particularly salary compensation, is consistent with our constant focus on controlling costs. Our primary strategy for building senior management depth is to develop personnel from within our company to ensure that our executive team as a whole remains dedicated to our customs, practices, and culture, recognizing, however, that we may gain talent and new perspectives from external sources.

Elements of Compensation

Our compensation program for executive officers generally consists of the following five elements:

*	Base salary;

*	performance based annual cash bonuses;

*	long-term equity incentives in the form of stock options and other stock-based awards and grants;

*	specified perquisites; and

*	employee benefits available generally to all of our employees.

The Compensation Committee has the responsibility to make and approve changes in the total compensation of our executive officers, including the mix of compensation elements. In making decisions regarding an executive’s total compensation, the Compensation Committee considers whether the total compensation is (i) fair and reasonable to us, (ii) internally appropriate based upon our culture and the compensation of our other employees, and (iii) within a reasonable range of the compensation afforded by other opportunities. The Compensation Committee also bases its decisions regarding compensation upon its assessment of the executive’s leadership, individual performance, years of experience, skill set, level of commitment and responsibility required in the position, contributions to our financial success, the creation of shareholder value, and current and past compensation. In determining the mix of compensation elements, the Compensation Committee considers the effect of each element in relation to total compensation. Consistent with our desired culture of industry leading performance and cost control, the Compensation Committee has attempted to keep base salaries at moderate levels for companies within our market and total capitalization. The Compensation Committee specifically considers whether each particular element provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. In determining whether to increase or decrease an element of compensation, we rely upon the Compensation Committee’s judgment concerning the contributions of each executive and, with respect to executives other than the CEO, we consider the recommendations of the CEO. We generally do not rely on rigid formulas or short-term changes in business performance when setting compensation.

The following is a discussion of each element of our compensation program, including (i) why we choose to pay each element, (ii) how we determine the specific amount to pay for each element, and (iii) how each element, and our decisions regarding each element, fit into our overall compensation objectives and affect decisions regarding other elements. We also discuss the specific decisions we made with respect to the compensation of our Chief Executive Officer, who is also the Principal Financial Officer, and the remaining executive officers for the fiscal year ended March 31, 2007 (collectively, the “Named Executive Officers” or “NEO’s”).

Base Salary

We pay base salaries at levels that reward executive officers for ongoing performance and that enable us to attract and retain highly qualified executives, but not at a level that allows them to achieve the overall compensation they desire. Base pay is a critical element of our compensation program because it provides our executive officers with stability. Such stability allows our executives to focus their attention and efforts on creating shareholder value and on our other business objectives. In determining base salaries, we consider an executive’s qualifications and experience, including, but not limited to, the executive’s industry knowledge and the quality and effectiveness of the executive’s leadership, scope of responsibilities, past performance, and future potential of providing value to our shareholders. Although we do not believe it is appropriate to establish compensation levels based solely on benchmarking because of geographic and incentive compensation differences, we consider base salaries of executives having similar qualifications and holding comparable positions in companies similarly situated to ours. We set our base salaries at a level that allows us to pay a portion of an executive officer’s total compensation in the form of perquisites, cash bonuses, and long-term incentives. We believe that such a mix of compensation helps us to provide an incentive to our executives to maximize shareholder value. We consider adjustments to base salaries annually to reflect the foregoing factors but do not apply a specific weighting to such factors.

Base Salary of Our Chief Executive Officer

In April, 2006, the Compensation Committee, who at the time consisted of our outside Board of Directors, reviewed the overall compensation of Ross Tannenbaum, our President and CEO. As part of this review, the Compensation Committee reviewed the compensation of numerous publicly traded companies similarly situated to ours, and based upon this review set Mr. Tannenbaum’s base salary at $325,000 for periods after this date and again in June 2007, effective April 1, 2007, Mr. Tannenbaum’s base salary has been set at $350,000 for fiscal year 2008.

Base Salary of Our Other Named Executive Officers

In April, 2006, after reviewing our financial performance and considering our compensation philosophy and the guidelines described above, the Compensation Committee, who at the time consisted of our outside Board of Directors, approved a $15,000 base salary increase for David Greene in continued recognition of his corporate initiative results and level of responsibilities as our Senior Vice President and Corporate Secretary.

The following table reflects the adjustments we made from Fiscal 2006 to Fiscal 2007 and from Fiscal 2007 to Fiscal 2008, to the base salaries of our Named Executive Officers. Base salaries of our NEO’s are reviewed, and if warranted adjusted by the Compensation Committee and Board of Directors. The amounts reflected within the columns represent the amount of base salary for each NEO as of March 31 of each respective year represented.

Named Executive Officer and Position	FY 06 Base	FY 07 Base	FY 08 Base
Ross Tannenbaum, President and CEO	$288,750	$325,000	$350,000
David Greene, Senior V.P.	$125,000	$140,000	$165,000

Performance-Based Annual Cash Bonuses

In April, 2006 our Board of Directors approved our Executive Cash Bonus Plan (“Cash Bonus Plan”). We use our Cash Bonus Plan to provide annual incentives to executive officers and members of our senior management team in a manner designed to (i) link increases in compensation to increases in our revenues and income in order to reinforce our focus on creating shareholder value, (ii) reinforce our desire to control costs, and (iii) link a significant portion of our executives’ compensation to the achievement of such goals. Cash bonuses are designed to reward executive officers for their contributions to our financial and operating performance and are based primarily upon our financial results with weighting apportioned between revenue and earnings growth targets, as determined by the Compensation Committee each year. The bonus remains discretionary, and may be adjusted at the sole discretion of the Board of Directors.

Performance-Based Annual Cash Bonuses Paid to Our Named Executive Officers

For Fiscal 2007, the following named executive officers received a cash bonus (i) Ross Tannenbaum received a cash bonus of $65,000; (ii) David Greene received a cash bonus of $40,000; (iii) Mitch Adelstein received a cash bonus of $17,270; and (iv) Dorothy Sillano received a cash bonus of $10,000.

Long-Term Incentives

On January 15, 2007, our shareholders approved and ratified our 2006 Equity Incentive Plan (“Equity Plan”). Our Equity Plan is a broad-based equity compensation plan that we use to attract, motivate, and retain qualified executive officers by providing them with long-term incentives. We also use the Equity Plan to align our executives’ and shareholders’ long-term interests by creating a strong and direct link between executive pay and shareholder return.

The Equity Plan allows the Compensation Committee to link compensation to performance over a period of time by granting awards that have multiple-year vesting schedules. Awards with multiple-year vesting schedules, such as stock options, provide balance to the other elements of our compensation program that otherwise link compensation to annual performance. Awards with multiple-year vesting schedules create incentives for executive officers to increase shareholder value over an extended period of time because the value received from such awards is based on the growth of the stock price above the grant price. Such awards also provide our executives with an incentive to remain with us over an extended period of time. Thus, we believe our Equity Plan is an effective way of aligning the interests of our executive officers with those of our shareholders.

Under the Equity Plan, the Compensation Committee may grant incentive stock options or nonqualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards as forms of executive officer compensation. To date, the Compensation Committee has not made any awards under the Equity Plan.

The Compensation Committee will consider several factors when determining the number of awards to be made to our executive officers under the Equity Plan, including, but not limited to, the following: (i) the recommendations of our CEO; (ii) the value of the award in relation to other elements of total compensation; (iii) the number of options, stock purchase rights, stock appreciation rights, and stock awards currently held by the executive; (iv) the number of options, stock purchase rights, stock appreciation rights, and stock awards granted to the executive in prior years; and (v) the executive’s position, scope of responsibility, ability to affect our profits, ability to create shareholder value, and historic and recent performance.

Other Compensation

We provide our Named Executive Officers with certain other benefits that we believe are reasonable, competitive, and consistent with our overall executive compensation program. We believe that these benefits generally allow our executives to work more efficiently. The costs of these benefits generally constitute only a small percentage of each executive’s total compensation. In setting the amount of these benefits, the Compensation Committee considers (i) each executive’s position and scope of responsibilities, and (ii) all other elements comprising the executive’s compensation. In fiscal 2007 we provided an automotive allowance to certain of our NEO’s. We report these costs as personal benefits for the NEO’s in the “Non-equity Deferred Compensation” and “All Other Compensation” columns in the Summary Compensation Table below.

Employee Benefits

Our NEO’s are eligible to participate in all of our employee benefit plans, such as our 401(k) Plan and medical, dental, and group life insurance plans, in each case on the same basis as our other employees.

Employment Agreements

We do not currently have employment contracts in place with any of our Named Executive Officers, other than Kevin Bates. It is the position of the Compensation Committee to explore whether it is strategically favorable for the Company to enter into employment contracts with various key executives. Set forth below is a description of those employment contracts currently in place with our NEO’s.

Kevin Bates and the Company entered into a 3-year employment agreement, in June 2007, where Mr. Bates is to serve as the president of all of Dreams Retail operations. The base salary, effective April 1, 2007, is $350,000 with annual CPI increases. In addition, Mr. Bates is entitled to a 5% performance bonus based on the EBIT (earnings before interest and taxes) up to the first $10 million and 3% thereafter of all of Dreams Retail operations. This employment agreement replaces the 20% EBIT (earnings before interest and taxes) that the Company was contractually obligated to pay to Mr. Bates pursuant to the original stock purchase agreement when Dreams acquired FansEdge in October of 2003. For the first four years following the acquisition, the Company has provided the former shareholders of FansEdge with a 25% of the EBIT (earnings before interest and taxes) and has recorded these payments as additional purchase price consideration for fiscal years 2004 through 2007.

Exhibit A

Fiscal Year 2007 Compensation Tables.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Tannenbaum PEO, PFO	2007	325,000	65,000					9,600	399,600

David M. Greene Senior V.P Finance	2007	140,000	40,000					7,200	187,200

Victor Shaffer* Executive V.P.	2007	237,500						6,600	244,100

Kevin Bates Division President	2007	150,000							150,000

Mitch Adelstein Division President	2007	200,000	17,270					7,200	224,470

Dorothy Sillano Contoller/PAO	2007	110,000	10,000						120,000

Mano Sivashanmugam** CIO	2007	13,000

*	Mr. Shaffer resigned his position effective February 16, 2007
**	Mano was hired on March 5, 2007.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Ross Tannenbaum	28,283			1.50	8/09
PEO,PFO
David Greene	83,333			1.20	6/09
Senior V.P.	4,128			1.50	8/09
Kevin Bates	166,667			.60	2/11
Division President
Mitch Adelstein	7,942			1.50	8/09
Division President

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The members of the Compensation Committee of the Company’s Board of Directors have reviewed and discussed the Compensation Discussion and Analysis appearing in this Form 10-K with management, and based upon such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that such Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee – Dale Larsson, David Malina

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders.

The following table sets forth as of June 14, 2007, the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and warrants to purchase shares and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	1,914,564	(2)(3)	5.2%

Ross Tannenbaum	7,667,172	(4)	21.0%

Mano Sivashanmugam	0		*

Dorothy Sillano	750		*

Dale Larsson 3230 North University Ave. Provo, UT 84604	99,194		*

Mitch Adelstein	360,454	(5)	1.0%

Kevin Bates	183,334	(6)	*

David M. Greene	424,961	(7)	1.2%

Steven Rubin 4400 Biscayne Blvd Miami, FL 33137	32,051	(8)	*

David Malina 4400 Biscayne Blvd Miami, FL 33137	0		*

The Frost Group, LLC 4400 Biscayne Blvd, 15th Floor Miami, FL 33137	5,128,206	(9)	14.0%

All Executive Officers and Directors as a group (10 persons)(10)	10,682,480		28.8%

See footnotes below.

*	Less than 1.0%
(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, suite 325 Plantation, Florida 33324.
(2)	Excludes 1,301,965 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	166,667
Dann Battistone	166,667
Brian Battistone	166,667
Mark Battistone	166,667
Cindy Battistone	166,667
Signature, Inc.	468,630
(3)	Includes 11,725 shares which are the subject of stock options.
(4)	Includes 28,283 shares which are the subject of stock options.
(5)	Includes 7,942 shares which are the subject of stock options.
(6)	Includes 166,667 shares which are the subject of stock options.
(7)	Includes 87,461 shares which are the subject of stock options.
(8)	Mr. Rubin is a member of The Frost Group, LLC. He disclaims beneficial ownership of the securities held by The Frost Group, LLC except to the extent of his pecuniary interest therein.
(9)	Does not include 47,200 shares owned by Frost Gamma.
(10)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which our chairman of the board was an executive officer. Under the terms of the agreement, we received a 10% licensing fee on the revenues generated from our 365 live marketing concepts which we licensed to Pro Stars, Inc. The license fees received in fiscal 2007 were $327 and 2006 were $350. The license fees received in fiscal 2005 were insignificant. On December 26, 2006, Dreams, Inc acquired the assets and assumed certain liabilities of ProStars, Inc., a Utah corporation, pursuant to the terms of an Asset Purchase Agreement entered into by the parties.

The assets acquired by the Company under the Agreement include, without limitation, (i) a majority equity interest in four entities that operate three Field of Dreams® retail stores that offer unique sports and entertainment memorabilia products to consumers, (ii) at least $2 million of inventory used in the stores, (iii) substantially all other assets used by Seller in the operation of the Business, and (iv) a marketing venture know as “Stars Live 365”.

The purchase price for the Assets included one million-five-hundred thousand shares of restricted common stock of the Company, issued as follows: (i) one-million Shares at closing; (ii) 166,667 Shares to be held in escrow to satisfy any Seller obligations arising under the indemnification provisions of the Agreement, and (iii) 333,334 shares (the “Rio Shares”) to be held in escrow to secure Seller’s obligation to obtain and assign to the Company a lease with respect to Seller’s operations at the Rio Hotel in Las Vegas Nevada. The number of Shares is subject to adjustment in the event certain payables of Seller being assumed by the Company exceed $500 or certain debt Seller owes the Company exceeds $1,418,000.

The Company has agreed to assume certain liabilities of Seller, including, but not limited to, notes payable in the amount of approximately $1,422,000, and an additional note payable to Sam Battistone, a principal and shareholder of Seller and a member of the Company’s Board of Directors, in the amount of $1,029,000 which shall be satisfied through the issuance by the Company of 166,667 shares of the Company’s common stock (with 83,333 shares issued at closing and 83,334 shares held together with the Rio Shares to secure Seller’s obligation to provide the Company with the Rio Lease) and the transfer of all interests of Seller in and to that certain NBA litho project.

The Agreement provides the Company with certain rights of first refusal with respect to post closing sales of the Shares by Seller and/or certain of Seller’s shareholders, and the right to obtain lock up agreements from certain of Seller’s shareholders upon their receipt of Shares in a distribution by Seller.

The shares of the Company’s common stock issued under the Agreement were not registered under the Securities Act of 1933 (the “Act”) and were issued pursuant to an exemption from registration under Section 4(2) of the Act.

The description of the terms of the Agreement set forth herein is qualified in its entirety by the terms of the Agreement which text was filed in a Form 8-K by the Company on January 3, 2007.

On May 31, 2005, the Company’s chairman agreed to assume the Company’s obligations under a note payable to an individual, which bears interest at 12% per annum and $199,000 of principal amount is due on December 1, 2007. The note was unsecured and previously guaranteed by the Company’s chairman. In exchange for the obligation to pay the principal amount of indebtedness to the third party, the Company chairman received 1,105,556 shares of the Company’s common stock.

Director Independence

The Board of Directors has determined that four individuals of its five member board are independent as defined under federal securities laws, including rule 121 of the American Stock Exchange: Mr. Larsson, Mr. Battistone, Mr. Malina and Mr. Rubin.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Grant Thornton, LLP for Fiscal Years 2006, and Friedman, Cohen, Taubman & Company for Fiscal Year 2007.

	Fiscal 2007	Fiscal 2006
Audit Fees	$70,000	$103,000
Audit-Related Fees	—	2,000
Tax Fees	—	38,000
All Other Fees	—	—

Total	$70,000	$143,000

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB and Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees—This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of Dreams, Inc.’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category included the review of SEC Comment Letter for Fiscal 2006 and the consent for the Uniform Franchise Offering Circular and other accounting consulting for Fiscal Year 2006.

Tax Fees—This category consists of professional services rendered by Grant Thornton LLP. The services for the fees disclosed under this category include tax return preparation and technical tax advice for Fiscal 2006.

Overview—Prior to the establishment of our audit committee on March 9, 2007; the Board of Directors, serving as the Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Board of Directors. Board of Directors, serving as the Company’s Audit Committee, may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Board of Directors, serving as the Company’s Audit Committee, may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors. However, these responsibilities have been assumed by the Company’s Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation, dated June 8, 1989 (1)

3.2	Articles of Amendment, dated March 28, 1996 (1)

3.3	Articles of Amendment, dated January 14, 1999 (1)

3.4	Articles of Amendment to the Revised Articles of Incorporation, dated April 5, 2005 (2)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated January 25, 2007 (3)

3.6	Bylaws (1)

4	Dreams, Inc. Equity Incentive Plan (3)

10.1	Stock Purchase Agreement between the Company and The Frost Group, LLC (4)

10.2	Asset Purchase Agreement between the Company and ProStars, Inc., dated December 26, 2006 (5)

10.3	Loan Agreement with Comerica Bank (6)

10.4	Form of Revolving Note (6)

10.5	Form of Acquisition Note (6)

10.6	Security Agreement dated June 6, 2007 (6)

16	Letter from Grant Thornton LLP re: change in independent accountants (7)

21	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Filed with the Company’s Form 10-SB on September 7, 1999, and incorporated by this reference.
(2)	Filed with the Company’s Form SB-2/A on April 5, 2005, and incorporated by this reference.
(3)	Filed as an exhibit with the Company’s Form 8-k on January 29, 2007, and incorporated herein by this reference.
(4)	Filed as an exhibit with the Company’s Form 8-k on November 1, 2006, and incorporated herein by this reference.
(5)	Filed as an exhibit with the Company’s Form 8-k/a on March 12, 2007, and incorporated herein by this reference.
(6)	Filed as an exhibit with the Company’s Form 8-k/a on June 12, 2007, and incorporated herein by this reference.
(7)	Filed as an exhibit with the Company’s Form 8-k on March 23, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum
Ross Tannenbaum
President, Chief Executive Officer

Dated: June 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
Chief Executive Officer and a Director
(principal executive officer and principal Financial officer)

Dated:	June 29, 2007

By:	/s/ Dorothy Sillano
Dorothy Sillano, Controller (principal Accounting officer)

Dated:	June 29, 2007

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated:	June 29, 2007

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated:	June 29, 2007

By:	/s/David Malina
David Malina, Director

Dated:	June 29, 2007

By:	/s/ Steven Rubin
Steven Rubin, Director

Dated:	June 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dreams, Inc.

We have audited the accompanying consolidated balance sheet of Dreams, Inc. and Subsidiaries (the “Company”) as of March 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and Subsidiaries as of March 31, 2006, and the consolidated results of operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

June 7, 2006

(except for Note 17, as to which the date is June 28, 2006)

FRIEDMAN COHEN TAUBMAN & Company, LLC CERTIFIED PUBLIC ACCOUNTANTS

2 South University Drive • Suite 327
Plantation, Florida 33324-3355
Phone: 954.315.7100
Facsimile: 954.472.9244
Website: www.fctcpa.com

PRINCIPALS
Ronald S. Friedman, CPA
Teri M. Kaye, CPA
Leonard Kinker, CPA
Andrew S. Taubman, CPA

National and worldwide associations through SC International
Member of Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dreams, Inc. and Subsidiaries

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dreams, Inc. and Subsidiaries as of March 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Friedman, Cohen, Taubman + Company

FRIEDMAN, COHEN, TAUBMAN AND COMPANY, LLC

Plantation, Florida
June 28, 2007

OUR VISION: To be a leader in the financial services industry through innovation, vision, and by taking calculated risks, without ever compromising our integrity and maintaining the highest ethical standards.

OUR MISSION: To be each client's most trusted and effective advisor and a great place to work.

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	March 31, 2007	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$753	$433
Accounts receivable, net	2,287	6,903
Inventories	17,867	12,207
Prepaid expenses and deposits	1,337	841
Deferred tax asset	292	—

Total current assets	22,536	20,384

Property and equipment, net	3,504	1,619
Deferred loan costs	42	68
Goodwill, net	7,497	1,932
Other intangible assets, net	4,076	4,005
Deferred tax asset	—	543

Total Assets	$37,655	$28,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,198	$3,250
Accrued liabilities	1,164	1,929
Current portion of long-term debt	667	251
Deferred credits	244	245
Deferred tax liability	—	1,071

Total current liabilities	5,273	6,746

Long-term debt, less current portion	379	—
Long-term deferred tax liability	1,218	—
Borrowings against line of credit	6,352	5,744

Total Liabilities	$13,222	$12,490

Minority Interest in subsidiary	$42	$—
Stockholders’ equity:
Preferred stock authorized 10,000,000 shares; issued and outstanding 0 shares as of March 31, 2007 and March 31, 2006.	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 and 500,000,000 shares; issued and outstanding 36,952,943 and 29,683,787 shares as of March 31, 2007 and 2006, respectively.	33,636	26,286
Accumulated deficit	(9,245)	(10,225)

Total stockholders’ equity	24,391	16,061

Total liabilities and stockholders’ equity	$37,655	$28,551

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended March 31, 2007, 2006 and 2005

(Dollars in Thousands, except share and earnings per share amounts)

	March 31, 2007	March 31, 2006	March 31, 2005
Revenues:
Manufacturing/Distribution	$14,960	$16,185	$12,922
Retail	39,382	25,095	18,833
Management fees, net	334	224	324
Franchise fees and royalties	1,100	1,226	899
Other	184	—	—

Total revenues	55,960	42,730	32,978

Expenses:
Cost of sales – manufacturing/distribution	9,151	10,181	7,303
Cost of sales – retail	22,638	14,279	10,934
Operating expenses	21,444	16,523	14,418
Depreciation and amortization	708	639	375

Total expenses	53,941	41,622	33,030

Income (loss) from operations	2,019	1,108	(52)

Interest (expense), net	(528)	(454)	(585)

Other (expense) / income	(42)	3,657	—

Income (loss) before income taxes	1,449	4,311	(637)

Income tax (expense) / benefit	(469)	(1,762)	174

Net income / (loss)	$980	$2,549	$(463)

Basic and diluted income (loss) per share	$0.03	$0.09	$(0.05)

Weighted average shares outstanding	32,271,327	27,404,643	9,393,866

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2007, 2006 and 2005

(Dollars in Thousands, except share and earnings per share amounts)

	Shares Outstanding	Common Stock & Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2004	9,393,866	$22,682	$(12,311)	$10,371
Stock Options related party loan		140		140
Modification of stock option agreement		23		23
Net (loss)			(463)	(463)
Balance as of March 31, 2005	9,393,866	22,845	(12,774)	10,071

Shares Issued-Rights Offering	9,695,389	1,745		1,745
Settlement of Debt and accruals via stock issuance	10,594,532	1,907		1,907
Rights Offering Costs	—	(241)		(241)
Stock options issued	—	30		30
Net income	—	—	2,549	2,549
Balance as of March 31,2006	29,683,787	26,286	(10,225)	16,061

Share Based Compensation Expense		32		32
Stock Options Converted/shares Issued	272,857	180		180
Settlement of debt	109,763	312		312
Shares Issued-Investor	5,128,205	1,993		1,993
Shares Issued-Acquisition (1)	1,666,667	4,500		4,500
Shares Held back-acquisition (1)	(166,667)	-400		-400
Shares Issued-Acquisition (2)	258,333	734		734
Net Income		0	980	980

Balance as of March 31, 2007	36,952,945	$33,637	$(9,245)	$24,392

(1)	Acquisition of Pro Stars
(2)	Acquisition of Unique Images

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2007, 2006 and 2005

(Dollars in Thousands)

	March 31, 2007	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$980	$2,549	$(463)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	649	562	300
Amortization	59	71	75
Deferred Loan Costs	39	59	—
Net loss from the sale of furniture, fixtures and equipment	40	—	—
FAS 123R Compensation expense	32	—	—
Deferred stock option expense	15	—	—
Deferred/current income tax expense(benefit)	421	1,750	(169)
Changes in assets and liabilities, net of effects from non-cash investing and finance activities:
(Increase)decrease in assets:
Accounts receivable	4,617	(5,165)	(350)
Inventory	(5,978)	(2,070)	(997)
Prepaid expenses	(187)	397	(490)
Other asset	(387)	—	—

Increase(decrease) in liabilities:
Accounts Payable	(52)	784	981
Accrued liabilities	(135)	422	453
Minority interest in subsidiary	42
Deferred credits	(1)	87	111

Net Cash Provided By (Used In) Operating Activities	154	(554)	(549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and equipment	(1,429)	(672)	(461)
Payment of contingent consideration	(401)	(270)	—
Sale/disposal of Property and equipment	78	25	—
Payments received on notes payable of Somerset sale	35	—	—
Payment made on acquisition of Fashion Valley	(55)	—	—
Acquisition costs-Pro Stars	(59)
Acquisition costs-Unique	(12)
Acquisition costs-Fashion Valley	(5)

Net cash Used in Investing Activities	(1,848)	(917)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from LaSalle Line of Credit	62,015	41,419	—
Paydown on LaSalle Line of Credit	(61,877)	(35,674)	—
Proceeds from Merrill Lynch Line of Credit	—	—	4,869
Payoff of Merrill Lynch Line of Credit	—	(4,499)	(4,657)

Proceeds from stock option exercise	180	-	-
Deferred loan costs	(13)	(88)	—
Cash received from stock offering, net	1,993	—	—
Repayment of Notes payable	(546)	(1,163)	(310)
Proceeds from Notes Payable		—	1,000
Rights Offering Costs	—	(46)	—
Cash acquired in acquisition of ProStars	262	—	—

Cash received from rights offering	—	1,745	—

Net Cash Provided by Financing Activities	2,014	1,693	902

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320	222	(108)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	433	211	319

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$753	$433	$211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$0	$0	$0

Cash paid during the year for interest	$491	$421	$605

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in acquisition of ProStars,net	$4,100
Common stock issued in acquisition of Unique	$734
Common stock issued in connection with note payable conversion		$1,000
Common stock issued in lieu of Casey debt repayment	$312
Common stock issued resulting from cashless option exercise	$157
Debt incurred in acquisition of Fashion Valley	$241
Debt incurred in acquisition of ProStars	$1,401
Debt incurred in acquisition of Unique	$17
Debt originated from settlement		$524
Fixed assets acquired in acquisition of ProStars	$1,063
Fixed assets acquired in acquisition of Unique	$73
Fixed assets acquired in acquisition of Fashion Valley	$10
Note receivable for Somerset sale	$35
Goodwill Adjustment to FansEdge acquisition price	$222	$651	$270
Stock options issued in related party loan			$140
Stock options issued in connection with services			$23
Capitalized Rights offering costs		$241

The accompanying notes are an intergral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacture, distribution and sale of sports memorabilia products and acrylic display cases. The Company is also in the business of selling Field of Dreams® retail store franchises and operates retail stores and websites selling memorabilia and licensed sports products, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America. The fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005 are herein referred to as “fiscal 2007”, “fiscal 2006” and “fiscal 2005”, respectively.

Principals of Consolidation

The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

Stock Split

The Company received approval from a majority of its shareholders on January 25, 2007 to effectuate a reverse stock split of its common shares. Consequently, the Board determined that a 1 for 6 reverse stock split would be effective on January 30, 2007. All share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations and credit card transactions from the internet division. The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set at an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of March 31, 2007 and 2006, the allowance for doubtful accounts was $33 and $98, respectively.

Revenue Recognition

The Company recognizes retail (including e-commerce sales) and wholesale/distribution revenues at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Retail revenues and wholesale/distribution revenues are recognized at the time of sale.

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

Revenues from industry trade shows are recognized at the time of the show when tickets are submitted for autographs or actual product purchases take place. In instances when the Company receives pre-payments for show autographs, the Company records these amounts as deferred revenue.

Shipping and Handling Costs

Costs incurred for shipping and handling associated with a sale are included in cost of sales in the period when the sale occurred. Amounts billed to a customer for shipping and handling is reported as revenue.

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. These expenses were $3.4 million, $1.9 million and $1.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Inventories

Inventories, consisting primarily of sports memorabilia products and acrylic cases, are valued at the lower of cost or market. Cost is determined using the first-in, first-out, specific identification and average cost methods.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the remaining lease period or the estimated useful life of the improvements, whichever is less. Maintenance and repairs are charged to expense as incurred and major renewals and betterments are capitalized.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during the years ended March 31, 2007, March 31, 2006 and March 31, 2005, performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and determined no impairment was necessary.

Long-Lived Assets

Long-lived assets and certain non-amortizable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such asset and eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, pre paid expenses, accounts payable, accrued liabilities and deferred credits; approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At March 31, 2007 and March 31, 2006, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding including the dilutive effect of common stock equivalents. There was no dilutive effect of common stock equivalents in fiscal 2006 and fiscal 2005, as all of the outstanding stock options had exercise prices greater than the average fiscal 2006 stock price.

Potential common stock equivalents at March 31, 2007 were stock options to purchase 493,582 shares of common stock with exercise prices ranging from $.60 to $1.50 per share.

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

For the Fiscal year ended March 31, 2007, the Company recorded $32 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expense in the Company’s Consolidated Statement of Operations. This expense was offset by a $12 deferred tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R): (Which the Company adopted effective Fiscal Year 2007).

Stock Options—The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options may also be granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three and five years. No options were granted during the fiscal year 2007, however, certain options awarded prior to March 31, 2006 vested during the year. Awards generally expire three to five years after the date of grant.

During the year ended March 31, 2007, 133,223 options vested. The Total Weighted Average (TWA) of shares vested for the year was 95,225. The TWA price vested during the period was $1.32.

As of March 31, 2007, there were 493,582 options outstanding with a weighted average exercise price of $.85. Vested options totaled 396,079 with a weighted average exercise price of $.91. Total outstanding options that were “in the money” at March 31, 2007 were 493,582 with an average price per option of $.85. Of those options, the vested “in the money” options totaled 396,079 with an average price of $.91 and the “in the money” unvested options totaled 97,503.

The following table breaks down the number of outstanding options with their corresponding contractual life, as well as the exerciseable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	[Outstanding]			[Exerciseable]
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.19	329,161	3.7 years	$0.61	231,658	$0.60
$1.20 to $1.50	164,421	1.2 years	$1.35	164,421	$1.35
$0.60 to $1.50	493,582	2.9 years	$0.85	396,079	$0.91

At March 31, 2007, exercisable options had aggregate intrinsic values of $996,638.

The Company did not grant any options during the fiscal year ended March 31, 2007.

The fair value for prior year grants was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions for years ended March 31.

	2006	2005
Expected Dividend Yield (1)	N/A	N/A

Expected Stock Price Volatility (2)	94.00%	130%

Risk-Free Interest Rate (3)	4.74%	4.0%

Expected Life in Years (4)	3	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.
(2)	The determination of expected stock price volatility for options granted was based on the Company’s historical common stock prices over a period commensurate with the expected life of the option.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.
(4)	The expected life in years for options is based on evaluations of historical and expected future employee behavior.

	Fiscal 2006	Fiscal 2005
Net income (loss):
As reported	$2,549	$(463)
Pro forma	$2,513	$(544)

Basic and diluted income (loss) per share:
As reported	$0.09	$(0.05)
Pro forma	$0.09	$(0.06)

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on March 2, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 did not have any impact on our Consolidated Balance Sheet, Statement of Operations or Statement of Stockholders’ Equity for fiscal 2007.

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2.	Acquisition of Businesses

General Statement

Upon the closing of an acquisition, management estimates the fair values of assets and liabilities acquired, and consolidates the acquisition as quickly as possible. However, it routinely takes time to obtain all of the pertinent information to finalize the acquired company’s balance sheet and supporting schedules and to adjust the acquired company’s accounting policies, procedures, books and records to the Company’s standards. As a result, it may take several quarters before the Company is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for initial estimates to be subsequently revised.

Unique Images

Effective February 2, 2007, the Company acquired the assets of Frameart, LLC d/b/a Unique Images, a Nevada limited liability company in return for 258,333 restricted, common shares of Dreams, Inc. at $2.84 per share. This boutique custom framing firm is one of the industry’s innovators in high-end custom framing. As a result of the acquisition, the Company recorded $364 in goodwill.

Pro Stars

On December 26, 2006, the Company acquired certain assets of ProStars, Inc. in order to further support its retail initiative, for the aggregate purchase price $4.5 million plus the assumption of certain debt and payables of approximately $3.3 million. This amount consisted of 1,666,667 shares of newly issued Company common stock at $2.70 per share. The fair value is based on the market value of the common stock on the acquisition date. Additionally, the Company assumed approximately $405 of third party accounts payable and forgave $1.5 million in debt owed to the Company by ProStars, Inc. The Company also assumed debt of ProStars in the amount of $1.4 million in the form of notes payable. There are three notes with terms of up to three years. Currently, 583,334 shares of stock are being held back pursuant to securing one of the assumed leases and reconciliation of all vendor payables. These 166,667 shares will be released from escrow upon the one year anniversary of the acquisition. A $240 certificate of deposit, which renews annually (in February) and secures a letter of credit for the rent of one of the acquired store locations, is reflected in the cash and cash equivalent section of the consolidated balance sheets.

All of the $130 of acquired intangible assets represent 4 Dreams Franchise agreements. As a result of the acquisition, the Company recorded $4.9 million in goodwill and assumed $1.4 million in notes payable.

Fashion Valley

On November 16, 2006, the Company acquired certain assets from California Dreams Collectibles, Inc. via an asset purchase agreement. California Dreams Collectibles, Inc. was the owner and operator of a franchised Field of Dreams store in San Diego, CA. The assets acquired by the Company consisted of $175 in sports memorabilia and collectibles inventory, assumption of the existing lease site at the Fashion Valley Mall, any leasehold improvements, and all other tangible properties and assets used or held for use at the Fashion Valley Field of Dreams store. The aggregate consideration paid to the seller for the assets was $295, of which, $55 was paid at closing and the $240 balance was reflected in a promissory note that carries a 7% interest rate and thirty-six month term. The Company recorded $65 in goodwill as a result of the acquisition.

These three acquisitions described above were not considered material, in the aggregate, relative to the Company as a whole.

Pro Sports Memorabilia

On April 1, 2004, the Company acquired certain assets of ProSports Memorabilia, Inc. (“ProSports”), in order to further support its e-commerce initiative, for an aggregate purchase price of $750. $100 was paid at closing and the remaining $650 was paid over a three year period, ending in March 2007.

Primarily all of the $653 of acquired intangible assets represents indefinite lived intellectual property. The remaining amount represents intangible assets such as customer lists which have been assigned useful lives of three years. The excess of the purchase price over the estimated fair market value of the assets and liabilities acquired amounted to $653 and was primarily allocated to certain identifiable intangible assets which have indefinite useful lives. The results of operations of ProSports from April 1, 2004 through March 31, 2007 are included in the accompanying consolidated statement of operations.

The acquisitions above were accounted for as purchases in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The Company has allocated the purchase price based on preliminary estimates of the fair value. The allocation of the purchase price is subject to revision, based on final determination of appraised and other fair values, and related tax effects. Accordingly, the assets acquired and liabilities assumed may be subject to change.

3.	Concentration of Credit Risk

Cash and Cash Equivalents

The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. At times, cash balances may be in excess of the amounts insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable

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

Major Vendors

One of the Company’s vendors represented 13% of the total purchases for the year ended March 31, 2007. There were no major vendors for the previous years.

4.	Inventories

The components of inventories as of March 31 are as follows:

	2007	2006
Raw materials	$302	$369
Work in process	108	95
Finished goods, net	17,457	11,743

Total	$17,867	$12,207

The reserve for slow moving inventory was $227 at March 31, 2007 and $215 at March 31, 2006.

5.	Property and Equipment

The components of property and equipment as of March 31 are as follows:

	2007	2006
Leasehold improvements	$1,666	$607
Machinery and equipment	1,838	212
Office and other equipment and fixtures	1,966	2,178
Transportation equipment	77	62

	5,547	3,059

Less accumulated depreciation	(2,043)	(1,440)

	$3,504	$1,619

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill for the fiscal years ended March 31, 2007 and March 31, 2006 are as follows:

Total
Balance – March 31, 2005	$1,932

Balance – March 31, 2006	$1,932
Acquisition of businesses	5,381
Adjustment to purchase price	184

Balance as of March 31, 2007	$7,497

The following table provides information about changes relating to intangible assets in fiscal years 2007 and 2006:

	March 31, 2007
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	7	$175	(125)	50
Other	2.2	78	(68)	10

		253	(193)	60

Indefinite-lived intangible assets:
Trademarks		3,886	—	3,886
Franchise licenses		130	—	130

		4, 016		4,016

Total		$4,269	$(193)	$4,076

	March 31, 2006
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	7	$175	(100)	75
Other	2.2	78	(34)	44

		253	(134)	119

Indefinite-lived intangible assets:
Trademarks		3,886	—	3,886

Total		$4,139	$(134)	$4,005

Amortization expense for the fiscal years 2007, 2006 and 2005 was $59, $71 and $75, respectively.

7.	Line of Credit

At March 31, 2007, the Company had an asset-based revolving line of credit with a financial institution which allowed the Company to borrow up to $10 million for working capital purposes based on eligible accounts receivable and inventories. The net availability as of March 31, 2007 was $9 million, which consisted of $7.9 million in inventory and $1.3 million in accounts receivables; net of a $200 availability reserve. The balance outstanding on the loan as of March 31, 2007 was $6.4 million resulting in the excess availability of $2.6 million as of March 31, 2007. The line of credit carries an annual interest rate at prime or Libor plus two hundred basis points. As of March 31, 2007 the interest rate on the loan was 8.25% (prime). The line of credit is collateralized by the Company’s assets. The advanced rates as of March 31, 2007 were 85% for eligible accounts receivables and 51.8% for inventories. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include minimum cumulative EBITDA, minimum tangible net worth and maximum capital expenditures. The Company was in compliance with its financial loan covenants as of March 31, 2007.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31:

	2007	2006
Payroll costs (including bonuses and commissions)	$271	$685
Additional purchase consideration due FansEdge	474	683
Professional fees	66	90
Other	353	471

	$1,164	$1,929

9.	Notes Payable

Notes payable consists of the following at March 31:

	2007	2006
Note payable, unsecured, due November 2007, monthly payments of $50,000, no stated interest rate	$440	$—

Note payable, unsecured, due October 2007, monthly payments of $10,000, no stated interest rate	68	—

Note payable to seller of Field of Dreams store; unsecured, due December 2009, monthly payments of $5,822 including interest at 7% annually. $50,000 balloon payment due at end.	226	—

Note payable, unsecured, due February 2011, monthly payments $7,320 including interest at 6.0% annually.	312	—

Note payable, unsecured, due November 2007, monthly payments of $8,000 including 12% interest annually. On May 31, 2005, the Company’s Chairman assumed the note in exchange for common stock.	—	6

Purchase price consideration due ProSports Memorabilia which is not pursuant to a note, is not collateralized and is not subject to interest. Monthly principal payments of $21,000 thru March 2007.	—	245

	1,046	251

Less current portion	(667)	(251)

	$379	$—

For notes that have no stated interest rates, the Company has imputed a rate of 6%.

10.	Stockholders’ Equity

Common Stock: As of March 31, 2007 and March 31, 2006, the Company had 100,000,000, and 500,000,000 shares authorized and 36,952,945 and 29,683,787 common shares issued and outstanding.

Preferred Stock: As of March 31, 2007 and 2006, the Company had 10,000,000 shares authorized and -0- preferred shares issued and outstanding.

Stock Split

The Company received approval from a majority of its shareholders on January 25, 2007 to effectuate a reverse stock split of its common shares. Consequently, the Board determined that a 1 for 6 reverse stock split would be effective on January 30, 2007. All share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

Rights Offering

On May 11, 2005, the Company completed its rights offering. Pursuant to the terms and conditions of the rights offering, the Company received subscriptions for, and issued 20,289,921 shares of its common stock. All shares of the Company’s common stock available for issuance in the rights offering were issued. The Company received approximately $3.7 million which consisted of approximately $1.8 million in cash proceeds and approximately $1.9 million of then current debt obligations and accrued liabilities being converted into shares of the Company’s common stock on the same terms and conditions set forth in the rights offering.

Stock Options: The following table summarizes information about the stock options outstanding at March 31, 2007:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at March 31, 2004	700,042	$1.26

Granted	247,760	1.50
Exercised	—	—
Expired/Canceled	(291,708)	1.50

Outstanding at March 31, 2005	656,094	1.26

Granted	400,000	.60
Exercised	—	—
Expired/Canceled	(250,000)	1.50

Outstanding at March 31, 2006	806,094	.84
Granted	—	—
Exercised	(308,332)	.85
Expired/Canceled	(4,166)	.60
Less fractional shares as a result of 1 for 6 reverse stock split	(14)

Outstanding at March 31, 2007	493,582	$.85

Options exercisable as of March 31, 2007, 2006, and 2005 were 396,079, 606,093 and 522,802, respectively. The weighted average fair value of options granted during fiscal 2007 was $.90; for fiscal 2006 was $.24 per share; and the weighted average fair value of options granted during fiscal 2005 was $1.08 per share.

11.	Income Taxes

The components of the income tax provision (benefit) are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Current:
Federal tax expense/ (benefit)	$85	$10	$—
State tax expense/ (benefit)	2	2	(6)
Deferred:
Federal tax expense/ (benefit)	301	1,361	(150)
State tax expense/ (benefit)	81	389	(18)

	$469	$1,762	$(174)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	2007	2006	2005
Current
Allowance for doubtful accounts	$13	$39	$23
Inventory reserve	90	86	187
Inventory capitalization adjustment	157	66	90
Accrued expenses	85	138	45
Insurance reimbursement	(53)	(1,400)	—

	292	(1,071)	345

Long-term
Stock options	21	15	9
Federal and states NOL carry-forward	444	1,919	1,310
Capital loss carry-forward	187	187	—
Alternative Minimum Tax credit	126	51	14
Charitable contributions	11	5	38
Depreciation and amortization	(1,820)	(1,447)	(494)
Less valuation allowance	(187)	(187)	—

	$(1,218)	$543	$877

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $0, $187 and $-0- as of March 31, 2007, March 31, 2006 and March 31, 2005 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $0

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended March 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Tax at U.S. statutory rate	34%	34%	(34)%
State taxes, net of federal benefit	6	6	(4)
Non-deductible items	1	—	5
Other	(8)	—	6

	33%	40%	(27)%

At March 31, 2007, the Company had available federal net operating loss carryforwards of approximately $1.0 million; which expires in 2025. Due to an ownership change, approximately $900 of the available federal net operating loss may be subject to IRS Section 382 annual limitation.

12.	401 (k) Plan

The Company participates in a 401 (k) defined contribution plan (the “Plan”) under Section 401 (k) of the Internal Revenue Code. The Plan is available to all employees over the age of 21 with at least one year of service and 1,000 hours worked. Eligible participants may contribute up to 50% of their pretax earnings. Participants are immediately vested. The Company does not contribute to the Plan.

13.	Commitments and Contingencies

Operating Leases

As of March 31, 2007, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next seven years and some contain provisions for certain annual rental escalations. One of the Company’s leases requires the Company to pay percentage rent based on the revenues of the company-owned stores. Total percentage based rent payments were $49,750 in fiscal 2007, $58,600 in fiscal 2006 and $42,900 in fiscal 2005.

The future aggregate minimum annual lease payments under the Company’s noncancellable operating leases are as follows:

Fiscal
2008	$2,506
2009	2,106
2010	1,849
2011	1,225
2012	1,257
Thereafter	5,505

Total minimum lease commitments	$14,448

Rent expense charged to operations for fiscal 2007, 2006 and 2005 was $2.3 million, $2.2 million and $2.1 million, respectively.

Future Contractual Payments to Athletes

As of March 31, 2007 the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Fiscal
2008	$1,206
2009	667
2010	444

$2,317

FansEdge Earnout

In October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”) The purchase agreement stipulates that the prior shareholders of Fansedge are entitled to additional consideration based on 25% of the earnings before interest and taxes (“EBIT”) of Fansedge each year for a period of four years from the date of the acquisition. The amounts earned for the years ended as of March 31, are as follows:

2007	2006	2005	2004
$472	$393	$170	$95

14.	Related Party Transactions

Effective June 16, 2007, the Company entered into an asset purchase agreement with M & S, Inc. The agreement calls for the Company to acquire certain assets associated with the retail operations of existing Field of Dreams® stores at The Mall at Wellington Green, Sawgrass Mills Mall, Town Center at Boca Raton, the PGA Gardens Mall (all located in South Florida) and Menlo Park in New Jersey. An executive of the Company is also a 25% owner of the selling group. The assets acquired consist of all inventory located at these stores, all interests in the leases which have been or are to be assigned, all other tangible properties and assets used or held for use at the Field of Dreams stores, including equipment, furniture and fixtures and all intellectual property assets of the Seller. The purchase price is the assumption of debts and trade payables up to an equivalent amount of actual inventory which approximates $450.

At March 31, 2007, the Company had an accrued earn-out obligation to the former shareholders of FansEdge per the stock purchase agreement of October, 2003. One of the former shareholders of FansEdge is a named executive officer. The officer’s share of the earn-out distribution for fiscal year 2007 is approximately $307. Contractually, this is the final year of the earn-out arrangement between Dreams and the former shareholders of FansEdge.

On May 31, 2005, the Company’s Chairman agreed to assume the Company’s obligations under a note payable to an individual, which bears interest at 12% per annum and $199 of principal amount is due on December 1, 2007. The note was unsecured and previously guaranteed by the Company’s chairman. In exchange for the obligation to pay the principal amount of indebtedness to the third party, the Company’s chairman received 1,105,556 shares of the Company’s common stock.

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which the Company’s chairman of the board was an executive officer. Under the terms of the agreement, the Company received a 10% licensing fee on the revenues generated from our 365 live marketing concepts which we licensed to Pro Stars, Inc. The license fees received were $327, $350 and $0 in fiscal 2007, 2006 and 2005, respectively. Effective December 26, 2006, the Company bought back the majority interest in the 365 Live marketing concept from Pro Stars, Inc., via an asset purchase agreement. On December 26, 2006, the Company completed its asset purchase agreement with Pro Stars, Inc., a company in which the current Chairman was an executive officer. The assets acquired under the agreement included; (i) a majority equity interest in four entities that operated three Las Vegas based Field of Dreams® stores (ii) up to $2 million of inventory used in the stores, (iii) substantially all other assets used by the Seller in the operation of the Business and (iv) a marketing venture known as “Stars Live 365”. In January 2007, the Chairman resigned his positions with Pro-Stars, Inc.

15.	Franchise Information

The Company licenses the right to use the proprietary name Field of Dreams® from Universal Studios Licensing, Inc. (“USL”), formerly known as Universal Merchandising, Inc. Pursuant to the most recent amendment to the licensing agreement, the Company pays USL one percent of each company-owned and franchise unit’s gross sales, with a minimum annual royalty of $100. The Company pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit’s gross sales. This $5 fee is not an advance against royalties. At March 31, 2007, the Company had 16 units owned by franchisees and had 13 company-owned units.

The Company is required to indemnify USL for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions by the Company. The Company is required to maintain insurance coverage of $3.0 million per single incident. The coverage is current as of March 31, 2007 and names USL as the insured party.

The license agreement expires in December 2010. The agreement may be renewed for additional five-year terms, provided that the Company is in compliance with all aspects of the agreement. If the Company fails to comply with the license requirements of the agreement, either during the initial term or during an option term, the agreement may be terminated by USL. Termination of the license agreement would eliminate the Company’s right to use the Field of Dreams® service mark. Such determination could have a material adverse effect on the Company’s franchise and retail operations.

The Company franchise activity is summarized as follows for the years ended March 31:

	2007	2006	2005
In operation at year end	16	19	18
as a result of the following activity:

Opened during the year	—	—	—
Closed during the year	—	—	(4)
Acquired by franchisee during the year	1	—	—
Acquired by corporate during the year	(4)	(1)	—

16.	Business Segment Information

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

The Retail segment represents the Company-owned Field of Dreams® retail stores and the Fansedge.com and Prosportsmemorabilia.com web-sites. As of March 31, 2007, the Company owned and operated 13 Field of Dreams® stores. During October 2003, the Company purchased 100% of the outstanding common stock of Fansedge Incorporated (“Fansedge”), an e-commerce retailer selling a diversified selection of sports licensed products and memorabilia on the Web. In April of 2004, the Company purchased certain assets associated with ProSports Memorabilia.com.

The Franchise Operations segment represents the results of the Company’s franchise program. The Company is in the business of selling Field of Dreams® retail store franchises in the United States and generates revenues through the sale of those franchises and continuing royalties.

All of the Company’s revenue generated in fiscal 2007, 2006 and 2005 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

16. Business Segment Information (Continued)

Segment information for the fiscal years ended March 31, 2007, 2006 and 2005 was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
March 31, 2007
Net sales	$18,138	$39,371	$896	$58,405
Intersegment net sales	(3,026)	0	(86)	(3,112)
Operating earnings	1,255	2,471	179	3,905
Total assets	11,593	18,883	82	30,558

March 31, 2006
Net sales	$18,796	$25,095	$836	$44,727
Intersegment net sales	(2,565)	0	(38)	(2,603)
Operating earnings	2,236	1,288	386	3,910
Total assets	15,381	7,172	101	22,654

March 31, 2005
Net sales	$15,927	$18,833	$1,166	$35,926
Intersegment net sales	(3,092)	—	(196)	(3,288)
Operating earnings	994	397	328	1,719
Total assets	9,756	4,441	134	14,331

Reconciliation to consolidated amounts is as follows:

	FY2007	FY2006	FY2005
Revenues:
Total revenues for reportable segments	$58,405	$44,727	$35,926
Other revenues	667	606	340
Eliminations of intersegment revenues	(3,112)	(2,603)	(3,288)

Total consolidated revenues	$55,960	$42,730	$32,978

Pre-tax earnings / (loss):
Total earnings for reportable segments	$3,905	$3,910	$1,719
*Other (loss) / income	(1,928)	855	(1,771)
Interest expense	(528)	(454)	(585)

Total income (loss) before income taxes	$1,449	$4,311	$(637)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

17.	Insurance Proceeds

On June 28, 2006, the Company received a net settlement payment of $3.68 million, all of which is included in Accounts receivable as of March 31, 2006. After consideration of the insurance deductible as a result of hurricane damage, the Company recognized $3.6 million of other income in the fiscal 2006 consolidated statement of operations. The Company anticipates minimal expenditures for repairs and replacement related costs in the future.

18.	Minority Interest

As a result of our Asset Purchase Agreement with Pro-Star, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store; and 88.125% of the marketing venture known as “Stars Live 365”. The Company records 100% of the revenues generated from these operations and then records a “minority interest expense” representing the limited partners’ earned pro-rata share of the actual profits. The minority interest expense at March 31, 2007 was approximately $42 and is included in accrued liabilities at year end. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three stores and Stars Live 365.

19.	Subsequent Events

As reflected in note 14 effective June 16, 2007, the Company entered into an asset purchase agreement with M & S, Inc. The agreement calls for the Company to acquire certain assets associated with the retail operations of existing Field of Dreams® stores at The Mall at Wellington Green, Sawgrass Mills Mall, Town Center at Boca Raton, the PGA Gardens Mall (all located in south Florida) and Menlo Park in New Jersey. The purchase price consists of approximately $450 in inventory along with the assumption of debts and trade payables up to an equivalent amount.

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million “acquisition line” to fund the cash portion of future strategic acquisitions. The loan is secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances is prime minus .750 or 30 day Comerica costs of funds plus 1.50% for the revolver and prime minus .250 or 30 day Comerica costs of funds plus 2.25% for funds drawn from the acquisition line. The Company used $6.7 million of the revolver to pay-off the loan balances owed to the Company’s prior senior lender, La Salle Bank. In addition, the Company incurred about $45 in closing fees with Comerica Bank. The credit facility requires that certain performance financial covenants be met on a quarterly basis. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories.

On April 9, 2007, the Company announced that it received a formal acceptance letter from the American Stock Exchange to have their common shares listed. The initial trading date for the securities was Monday, April 16, 2007 under the stock symbol “DRJ”.

FISCAL 2007 QUARTERLY FINANCIAL INFORMATION

(unaudited)

Three months ended

	March 31,2007	*December 31, 2006	September 30, 2006	June 30, 2006
Net Sales	$14,626	$24,853	$8,557	$7,924
Cost of Goods Sold	8,658	13,929	4,700	4,511

Gross Profit	5,968	10,924	3,857	3,413
Operating Expenses	6,562	7,411	4,229	3,826

Operating Income/(Loss)	(594)	3,513	(372)	(413)
Other Income (Expenses)	(42)	—	—	—
Interest Expense	138	104	134	152

Income(Loss) Before Taxes	(774)	3,409	(506)	(565)
Provision (Benefit) for income taxes	(327)	1,328	(202)	(214)

Net Income (loss)	$(447)	$2,081	$(304)	$(351)

Earnings (loss) per common share, basic	$(.01)	$0.06	$(.01)	$(.01)
Earnings (loss) per common share, diluted	$(.01)	$0.06	$(.01)	$(.01)

Weighted Average shares Outstanding:
Basic	36,744,642	33,045,843	29,683,787	29,683,787
Diluted	36,744,642	33,045,843	29,683,787	29,683,787

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

FISCAL 2006 QUARTERLY FINANCIAL INFORMATION

(unaudited)

Three months ended

	March 31,2006	*December 31, 2005	September 30, 2005	June 30, 2005
Net Sales	$11,537	$18,263	$6,878	$6,055
Cost of Goods Sold	7,882	9,885	3,483	3,207

Gross Profit	3,655	8,378	3,395	2,848
Operating Expenses	4,911	5,661	3,539	3,052

Operating Income/(Loss)	(1,256)	2,717	(144)	(204)
Other Income (Expenses)	3,657	—	—	—

Earnings Before Interest and Taxes	2,401	2,717	(144)	(204)
Interest Expense	115	102	83	154

Income(Loss) Before Taxes	2,286	2,615	(227)	(358)
Provision (Benefit) for income taxes	951	1,046	(91)	(144)

Net Income (loss)	$1,335	$1,569	$(136)	$(214)

Earnings (loss) per common share, basic	$0.04	$0.05	$(0.00)	$(.01)
Earnings (loss) per common share, diluted	$0.04	$0.05	$(0.00)	$(.01)

Weighted Average shares Outstanding:
Basic	29,683,787	29,683,787	29,683,787	20,542,174
Diluted	29,683,787	29,683,787	29,683,787	20,542,174

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)