Form 10-Q
period 2007-06-30
DREAMS INC
filed 2007-08-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

As of August 1, 2007, there were 37,573,758 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2007	March 31, 2007
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,109	$753
Accounts receivable, net	1,506	2,287
Inventories	19,082	17,867
Prepaid expenses and deposits	1,956	1,337
Deferred tax asset	844	292

Total current assets	24,497	22,536

Property and equipment, net	3,597	3,504

Deferred loan costs	70	42

Other intangible assets, net	4,064	4,076

Goodwill, net	7,569	7,497

Other assets	9	—

Total assets	$39,806	$37,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,847	3,198
Accrued liabilities	1,480	1,164
Current portion of long-term debt	468	667
Deferred credits	307	244

Total current liabilities	$6,102	5,273
Long-term debt, less current portion	370	379
Borrowings against line of credit	8,441	6,352
Long-term deferred tax liability	1,218	1,218

Total Liabilities	$16,131	$13,222

Minority interest in subsidiary	87	42

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,000,913 and 36,952,943, respectively.	33,706	33,636
Accumulated deficit	(10,118)	(9,245)

Total stockholders’ equity	23,588	24,391

Total liabilities and stockholders’ equity	$39,806	37,655

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended June 30,
	2007	2006
Revenues:
Manufacturing/Distribution	$2,496	$3,584
Retail	7,811	4,135
Other	241	205

Total Revenues	$10,548	$7,924
Expenses:
Cost of sales-mfg/distribution	1,247	2,078
Cost of sales-retail	4,252	2,433
Operating expenses	5,924	3,685
Depreciation and amortization	268	141

Total Expenses	$11,691	$8,337

(Loss) before interest and taxes	(1,143)	(413)
Interest expense, net	237	152

Other expense	45	—

(Loss) before income taxes	(1,425)	(565)
Income tax benefit	552	214

Net (loss)	$(873)	$(351)
(Loss) per share:
Basic: (Loss) per share	$(0.02)	$(0.01)
Weighted average shares outstanding – Basic	36,958,391	29,683,786
Diluted: (Loss) per share	$(0.02)	$(0.01)
Weighted average shares outstanding – Diluted	37,287,900	29,683,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

Three Months Ending June 30	2007	2006
(Dollars in Thousands)
Cash Flows from Operating Activities
Net cash (used in) / provided by operating activities	$(706)	$2,118

Cash Flows from Investing Activities
Payment of contingent consideration	(424)	—
Purchase of property and equipment	(350)	(306)

Net cash used in investing activities	(774)	(306)
Cash Flows from Financing Activities
Proceeds from Line of Credit	17,814	11,366
Paydown on Line of Credit	(15,723)	(13,007)
Deferred loan costs	(48)	—
Repayment of Notes payable	(207)	(63)

Net cash provided by (used in) financing activities	1,836	(1,704)
Net increase in cash and cash equivalents	356	108
Cash and cash equivalents at beginning of period	753	433
Cash and cash equivalents at end of period	$1,109	$541

Non Cash investing and financing activities:
Purchase of M&S stores inventory and assumption of accounts payable	494	—
Adjustment to FansEdge acquisition cost	30	—
Cashless exercise of stock options	129	—

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2007, filed with the SEC on June 29, 2007.

The accompanying condensed consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in management’s opinion, all adjustments, which are of normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. Due to the seasonality of our business, the results of operations for such interim periods are not necessarily indicative of the results expected for future quarters or the full fiscal year.

2.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacture, distribution and retailing of sports memorabilia and licensed sports products and acrylic display cases through multiple distribution channels; including brick & mortar, and internet. The Company is also in the business of selling Field of Dreams® store franchises, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America.

Principals of Consolidation

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

Earnings per Share

For the three months ended June 30, 2007, weighted average shares outstanding for basic earnings per share purposes was 36,958,391. For the three months ended June 30, 2007, weighted average shares outstanding for the diluted earnings per share purposes was 37,287,900.

For the three months ended June 30, 2006, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 29,683,786. Stock options to purchase up to 806,093 shares of the Company’s common stock with an exercise price ranging from $.48 to $1.50 per share were not considered in the calculation of diluted earnings per share for the three month period ended June 30, 2006, due to their anti-dilutive effects.

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

For the three months ended June 30, 2007, the Company recorded $68 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations. This expense was offset by approximately $26 in a deferred tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R):

Stock Options—The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three to five years. Awards generally expire three to five years after the date of grant.

Vested options totaled 333,246 with an average price of $.97. Total outstanding options that were “in the money” at June 30, 2007 were 421,083 with an average price per option of $.87. Of those options, the vested “in the money” options totaled 329,080 with an average price of $.95 and the “in the money” unvested options totaled 92,003.

The following table summarizes the stock option activity from April 1, 2007 through June 30, 2007:

	Shares	Exercise Price	Weighted Avg. Exercise Price
April 1, 2007	493,582	$ .60 - $1.50	$.89
Granted	36,667	$2.64 - $2.75	$2.69
Expired	(3,166)	$.90	$.90
Cancelled	(5,000)	$.90	$.90
Exercised	(84,333)	$1.20	$1.19
June 30, 2007	437,750	$ .60 - $2.75	$.97

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 6/30/2007
Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.600 to $ 1.190	319,995	3.7	.60	227,992.60
$1.200 to $ 2.140	81,088	2.1	1.50	81,088	1.50
$2.150 to $ 2.750	36,667	4	2.69	24,166	2.66
$.600 to $ 2.750	437,750	3.4	.94	333,246.97

At June 30, 2007, exercisable options had aggregate intrinsic values of approximately $775.

The fair value was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Expected Dividend Yield (1)	N/A	N/A
Expected Stock Price Volatility (2)	94.00%	94.00%
Risk-Free Interest Rate (3)	4.74%	4.64%
Expected Life in Years (4)	3	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.
(2)	The determination of expected stock price volatility for options granted was based on historical DRJ common stock prices over a period commensurate with the expected life of the option.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.
(4)	The expected life in years for options vesting during the three months ended June 30, 2007.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s federal return are the fiscal 2006 and 2007 tax years. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

It is the Company policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying June 30, 2007 and March 31, 2007 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective three-months ended June 30, 2007 and 2006 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period’s presentation.

3.	Business Segment Information

The Company has two reportable segments as identified by information reviewed by the Company’s chief operating decision maker: the Manufacturing/Distribution segment and the Retail Operations segment.

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

The Retail Operations segment is comprised of traditional brick and mortar and Internet:

Brick and Mortar

As of June 30, 2007, the Company owned and operated 16 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles. The Company has multiple stores in the south Florida and Las Vegas markets. The Company is also targeting the opening of its prototype FansEdge store in Chicago later this year.

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of athlete web sites including, but not limited to; www.peterose.com, www.danmarino.com, and www.dickbutkus.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

All of the Company’s revenue generated in the first three months ended June 30, 2007 and June 30, 2006 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the three month periods ended June 30, 2007 and June 30, 2006 was as follows:

	Manufacturing/ Distribution	Retail Operations	Total
Three Months Ended:
June 30, 2007
Net sales	3,403	7,822	11,225
Intersegment net sales	907	11	918
Operating earnings / (loss)	196	(560)	(364)
Total assets	11,696	20,321	32,017

June 30, 2006
Net sales	4,108	4,136	8,244
Intersegment net sales	(776)	0	(776)
Operating earnings / (loss)	276	(382)	(106)
Total assets	11,336	7,507	18,843

Reconciliation to consolidated amounts is as follows:

	Q1 FY2008	Q1 FY2007
Revenues:
Total revenues for reportable segments	$11,225	$8,244
Other revenues	241	456
Eliminations of intersegment revenues	(918)	(776)

Total consolidated revenues	10,548	7,924

Pre-tax (loss):
Total operating losses for reportable segments	$(364)	$(106)
*Other (loss)	(824)	(307)
Interest expense	(237)	(152)

Total consolidated (loss) before taxes	$(1,425)	$(565)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and American Stock Exchange fees.

4.	Inventories

The components of inventories are as follows:

	June 30, 2007	March 31, 2007
Raw materials	$333	$302
Work in process	94	108
Finished goods, net	18,655	17,457

Total	$19,082	$17,867

5.	Related Party Transactions

Effective June 16, 2007, the Company entered into an asset purchase agreement with M & S, Inc. The agreement calls for the Company to acquire certain assets associated with the retail operations of existing Field of Dreams® stores at The Mall at Wellington Green, Sawgrass Mills Mall, Town Center at Boca Raton, the PGA Gardens Mall (all located in South Florida) and Menlo Park in New Jersey. An executive of the Company is also a 25% owner of the selling group. The assets acquired consist of all inventory located at these stores, all interests in the leases which have been or are to be assigned, all other tangible properties and assets used or held for use at the Field of Dreams stores, including equipment, furniture and fixtures and all intellectual property assets of the Seller. However, leases associated with the PGA Gardens Mall and Menlo Park were not assumed by the Company. The purchase price is the assumption of debts and trade payables up to an equivalent amount of actual inventory which approximates $450.

At March 31, 2007, the Company had an accrued earn-out obligation to the former shareholders of FansEdge per the stock purchase agreement of October, 2003. One of the former shareholders of FansEdge is a named executive officer. The officer’s share of the earn-out distribution for fiscal year 2007 was approximately $307. This amount was paid in July of 2007. Contractually, that was the final year of the earn-out arrangement between Dreams and the former shareholders of FansEdge.

6.	Acquisition of Business

General Statement

Upon the closing of an acquisition, management estimates the fair values of assets and liabilities acquired and consolidates the acquisition as quickly as possible. However, it routinely takes time to obtain all of the pertinent information to finalize the acquired company’s balance sheet and supporting schedules and to adjust the acquired company’s accounting policies, procedures, books and records to the Company’s standards. As a result, it may take several quarters before the Company is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for initial estimates to be subsequently revised.

M & S, Inc.

Effective June 16, 2007, the Company acquired via an asset purchase agreement with M & S, Inc., a Florida corporation, assets associated with the retail operations of their Field of Dreams® stores at The Mall at Wellington Green, Sawgrass Mills Mall, Town Center at Boca Raton, the PGA Gardens Mall (all located in south Florida) and Menlo Park in New Jersey. Operating leases associated with the PGA Gardens Mall and Menlo Park was not assumed by the Company. The purchase price consisted of approximately $450 in inventory along with the assumption of debts and trade payables up to an equivalent amount. The Company did not record any goodwill as a result of the transaction.

7.	Commitments and Contingencies

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

9.	Line of Credit

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million “acquisition line” to fund the cash portion of future strategic acquisitions. The loan is secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances is prime minus .750 or 30 day Comerica costs of funds plus 1.50% for the revolver and prime minus .250 or 30 day Comerica costs of funds plus 2.25% for funds drawn from the acquisition line. The Company used $6.7 million of the revolver to pay-off the loan balances owed to the Company’s prior senior lender, La Salle Bank. In addition, the Company incurred about $45 in closing fees with Comerica Bank. The credit facility requires that certain performance financial covenants be met on a quarterly basis. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories. As of June 30, 2007, the Company had $8.4 million outstanding on the revolver. The Company had approximately $3.5 million available on the revolver and the full $3.0 million on the acquisition line.

10.	Subsequent Events

Schwartz Sports

Effective August 1, 2007, the Company entered into a stock purchase agreement with the shareholders of BKJ Consulting Corp., an Illinois corporation that owned and operated Schwartz Sports, a Chicago based sports memorabilia company. The Company acquired 100% of the outstanding shares of BKJ Consulting Corp. in exchange for 500,000 newly issued, restricted common shares of Dreams, Inc. The Company disclosed this transaction on a Form 8-K dated August 2, 2007. The effect of this transaction, if any, on the current quarter has not been determined. As a result, the financial statements have not been adjusted.

Florida Mall

Effective July 14, 2007, the Company entered into an asset purchase agreement with The Pentagon Group of Orlando, Inc., a Florida corporation that owned and operated a franchised Field of Dreams® store in Orlando, Florida. The Company paid $50 at closing and provided a $50 one-year promissory note, without interest in return for approximately $50 in inventory and all lease-hold improvements and other tangible assets used in the operation. The effect of this transaction, if any, on the current quarter has not been determined. As a result, the financial statements have not been adjusted.

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

We generate revenues from:

•	our retail segment which includes our 16 Company owned stores and our e-commerce component;

•	our manufacturing distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom acrylic display cases and custom framing and other items;

•	our franchise program through the 11 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; exploring additional distribution channels for our products; and lastly, cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

We have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in fiscal 2004 to over $31 million last fiscal year. Internet sales for our quarters ending June 30, 2007 and June 30, 2006, were $4.6 million and $3.1 million, respectively.

Strategic Acquisitions

Our strategic acquisition initiatives will focus on e-commerce companies, brick and mortar retailers, other manufacturers of licensed sports and entertainment products and collectibles. These are companies that can offer incremental distribution channels for our products and whose value can be enhanced by placing them under the Dreams corporate umbrella. Normally, upon successfully completing these types of acquisitions, we seek to retain key management personnel while instituting a growth culture. Hence, our ability to evaluate potential acquisition candidates and consummate these transactions will remain an integral part of our business model.

Corporate Initiatives

Some of our corporate initiatives that have begun are:

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

Objective

Our overall objective is to establish a market leading totally licensed, sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient and professional manner, driving and building our brands through on-line, brick and mortar, catalogue, and in-bound and out-bound call centers.

Analysis

We review our operations based on both our financial results and various non financial measures. Management’s focus in reviewing performance begins with growth in sales, margin integrity and operating income. On the expense side, with a majority of our sales being achieved as an on-line retailer of licensed sports products, we spend a disproportionate amount of our operating expenses in internet marketing. Therefore, we continuously monitor the return on investment of these particular expenses. As the online retail market continues to grow, we believe that the market for our products sold over the Internet will also grow.

Some of the important non financial measures which management reviews are; unique visitors to our web sites, foot traffic in our stores, sales conversion rates and average sold unit prices.

Historically, the third quarter of our fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that wins a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations, and corporate expenses to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, as well as our relationships with sports leagues, agents and athletes. Management believes we can become a consolidator in this highly fragmented industry.

GENERAL

As used in this Form 10-Q “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

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

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of June 30, 2007 and June 30, 2006 was necessary.

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

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended June 30,
	2007	2006
Net Sales	1.00	1.00
COGS	.52	.57
Gross Profit	.48	.43
*Operating Expenses	.56	.46
Operating Income (loss)	(.08)	(.05)
Income (loss) before income taxes	(.13)	(.07)
Net Income (loss)	(.08)	(.04)

*	Does not include depreciation.

Three Months June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenue. Total revenues increased 33% to $10.5 million in the first three months of fiscal 2008 from $7.9 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce and brick and mortar components.

Manufacturing and distribution revenues decreased 17% to $3.4 million in the first three months of fiscal 2008 from $4.1 million in the same period last year. Net revenues (after eliminating intercompany sales) decreased 24% to $2.5 million in the first three months of fiscal 2008 from $3.3 million in the same period last year. The decrease is as a result of more items being sold to the Company-owned stores and Internet sites.

Retail operation revenues increased 90% to $7.8 million in the first three months of fiscal 2008 from $4.1 million in the same period last year. Our internet retail division revenues increased 48% to $4.6 million in the first three months of fiscal 2008 from $3.1 million in the same period last year. The increase is as a result of our providing more robust platforms, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail revenues generated through our sixteen company-owned Field of Dreams stores increased 220% to $3.2 million in the first three months of fiscal 2008 from $1.0 million in the same period last year when we operated nine stores.

Franchise revenues are no longer significant as a result of the Company acquiring 8 previously franchised Field of Dreams® stores in the past several months along with the Company promoting growth in other areas of its business. Henceforth, franchise revenues will simply be reflected as a component of “Other” revenues in the Company’s financial statements.

Costs and expenses. Total cost of sales for the first three months of fiscal 2008 increased 22% to $5.5 million, versus $4.5 million in the same period last year. The increase directly relates to the increase in overall company sales. However, as a percentage of total sales, cost of sales was 52% for the first three months of fiscal 2008 compared to 57% for the same period last year.

Cost of sales of manufacturing/distribution products decreased 36% to $1.2 million in the first three months of fiscal 2008, versus $1.9 million in the same period last year. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 48% for the first three months of fiscal 2008 compared to 58% for the same period last year. However, as a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 62% for the first three months of fiscal 2008 versus 67% for the same period last year.

Cost of sales of retail products increased 75% to $4.2 million in the first three months of fiscal 2008, from $2.4 million in the same period last year. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 54% in the first three months of fiscal 2008, versus 58.5% for the same period last year.

Operating expenses increased 59% to $5.9 million in the first three months of fiscal 2008, from $3.7 million in the same period last year. As a percentage of sales, operating expenses increased from 46.5% for the first three months of last year to 56% for the first three months of fiscal 2008. The increase in overall operating expenses is attributable to some one-time expenses in the period, re-investments in additional infrastructure and the costs of operating several newly acquired Field of Dreams® stores.

Interest Expense., net. Net interest expense was $237 for the first three months of fiscal 2008, versus $152 for the same period last year. The increase in interest expense for the period was attributable to the Company writing off its deferred loan costs associated with the early re-financing of its previous senior lender along with additional interest expense related to the Company’s notes payables accumulated in the Pro Stars, Inc. transaction.

Provision for income taxes. The Company recognized an income tax benefit of $552 for the first three months of fiscal 2008, versus an income tax benefit of $214 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2007 and June 30, 2006. The effective tax rate for both periods was approximately 40.0%.

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

The balance sheet as of June 30, 2007 reflects working capital of $18.4 million, versus working capital of $12.7 million last year. At June 30, 2007, the Company’s cash and cash equivalents were $1,109, versus $541 last year. Net accounts receivable at June 30, 2007 were $1.5 million compared to $2.2 million last year.

Use of Funds

Cash used in operations was $706 for the first quarter of fiscal 2008, compared to $2.1 million cash provided by operations during the first quarter of fiscal 2007. During the period last year, the Company received its insurance claim proceeds of $3.6 million.

Cash used in investing activities was $774 for the first quarter of fiscal 2008, compared to $306 used in investing activities for the first quarter of fiscal 2007.

Cash provided by financing activities was $1.8 million for the first quarter of fiscal 2008, compared to $1.7 million in cash used in financing activities for the first quarter of fiscal 2007.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver is floating at prime minus .750 or 30 day Comerica costs of funds plus 1.50%; and prime minus .250 or 30 day Comerica costs of funds plus 2.25%, for the funds drawn from the acquisition line. The Company used $6.7 million of the revolver at closing to pay-off the remaining loan balance with its prior senior lender, La Salle Bank. As of June 30, 2007, the Company’s outstanding loan balance with Comerica was $8.4 million. The Company had approximately $3.5 million available on the revolver and the full $3.0 million on the acquisition line.

Analysis

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of June 30, 2007, we owned and operated 16 stores. We have and will continue to analyze the performance of each of the store operations in order to determine whether they are providing the Company with its desired results. This may include additional future closings and/or conversion to franchise stores or conversely, the acquisition and conversion of existing franchise stores to company-owned stores.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With our recent change in our independent auditors and bank; we believe we will experience lower fees and costs typically associated with a smaller, yet highly regarded accounting firm; and moving away from a traditional asset-based lender to a more traditional cash-flow lender, respectively. However, we will be required in fiscal 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we expect some relaxing of the initial requirements mandated by Sarbanes-Oxley due to our relative company size, these and other compliance costs of a public company will increase. To support our ultimate compliance with Section 404, we have engaged the services of an outside consulting company who began working with our management team in March of 2007. In addition, effective April 16, 2007, the Company’s Common shares became listed on the American Stock Exchange under the symbol “DRJ”. The Company has incurred additional costs and fees associated with this listing.

Contractual Obligations

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:	$8.8 million	370 thousand	8.4 million	$0	$0
Operating leases:	$12.2 million	2.0 million	5.6 million	1.2 million	3.4 million
Other long-term liabilities:	$2.7 million	1.3 million	1.4 million	$0	$0

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of June 30, 2007, we had $8.4 million of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 7.50% per annum for the quarter ended June 30, 2007 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $15.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at June 30, 2007 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management has concluded our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K that was filed on June 29, 2007.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 202

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002