Form 10-Q
period 2007-09-30
DREAMS INC
filed 2007-11-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 37,573,758 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2007	March 31, 2007
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,496	$753
Accounts receivable, net	2,166	2,287
Inventories	25,723	17,867
Prepaid expenses and deposits	1,421	1,337
Deferred tax asset	292	292

Total current assets	31,098	22,536

Property and equipment, net	3,769	3,504

Deferred loan costs	60	42

Other intangible assets, net	5,479	4,076

Goodwill, net	8,436	7,497

Other assets	9	—

Total assets	$48,851	$37,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,433	3,198
Accrued liabilities	1,619	1,164
Current portion of long-term debt	865	667
Deferred credits	377	244

Total current liabilities	8,294	5,273

Long-term debt, less current portion	2,130	379
Borrowings against line of credit	13,904	6,352
Long-term deferred tax liability	169	1,218

Total Liabilities	$24,497	$13,222

Minority interest in subsidiary	42	42

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,683,040 and 36,952,943, respectively.	35,213	33,636
Accumulated deficit	(10,901)	(9,245)

Total stockholders’ equity	24,312	24,391

Total liabilities and stockholders’ equity	$48,851	$37,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations—Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Six Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Manufacturing/Distribution	$5,564	$6,157	$3,068	$2,718
Retail	17,089	9,566	9,278	5,432
Other	479	758	238	408

Total Revenues	$23,132	$16,481	$12,584	$8,558

Expenses:
Cost of sales-mfg/distribution	$3,062	$3,717	1,872	1,639
Cost of sales-retail	9,384	5,494	5,076	3,060

Operating expenses	12,333	7,766	6,409	4,082

Depreciation and amortization	543	289	275	148

Total Expenses	$25,322	$17,266	$13,632	$8,929

(Loss) before interest and taxes	(2,190)	(785)	(1,048)	(371)

Interest expense, net	431	286	194	133
Other expense	83		38

(Loss) before income taxes	(2,704)	(1,071)	(1,280)	(504)

Income tax benefit	1,048	416	496	202

Net (loss)	$(1,656)	$(655)	$(784)	$(302)

(Loss) per share:
Basic: (Loss) per share	$(0.04)	$(0.02)	$(0.02)	$(0.01)
Weighted average shares outstanding – Basic	37,203,417	29,683,786	37,445,779	29,683,786
Diluted: (Loss) per share	$(0.04)	$(0.02)	$(0.02)	$(0.01)
Weighted average shares outstanding – Diluted	37,203,417	29,683,786	37,445,779	29,683,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows Unaudited

Six Months Ending September 30

(Dollars in Thousands)	2007	2006
Cash Flows from Operating Activities
Net Loss	$(1,656)	$(655)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and Amortization	543	289
Loan cost amortization	30	5
Stock based compensation	72	18
Deferred tax benefit, net	(1,048)	(428)
(Increase) decrease in:
Accounts receivable	121	4,280
Notes receivable	—	(23)
Inventories	(7,856)	(3,749)
Prepaid expenses and deposits	(84)	(218)
Other assets	(9)	30
Increase (decrease) in:
Accounts payable	2,235	77
Accrued liabilities	879	32
Deferred revenues	133	193

Net cash (used in) operating activities	(6,640)	(149)
Cash Flows from Investing Activities
Payment of contingent consideration	(424)	(401)
Purchase of property and equipment	(787)	(677)

Net cash (used in) investing activities	(1,211)	(1,078)
Cash Flows from Financing Activities
Proceeds from Line of Credit	31,406	21,742
Paydown on Line of Credit	(22,120)	(20,506)
Deferred loan costs	(48)	—
Repayment of Notes payable	(644)	(122)

Net cash provided by financing activities	8,594	1,114
Net increase (decrease) in cash and cash equivalents	743	(113)
Cash and cash equivalents at beginning of period	753	433

Cash and cash equivalents at end of period	$1,496	$320

Non Cash investing and financing activities:
Purchase of M&S stores inventory and accounts payable	494	—
Adjustment to Fansedge acquisition cost	30	—
Cashless exercise of stock options	129	—
Acquisition of Schwartz Sports via Stock Issuance	1503	—
Acquisition of Schwartz Sports via Notes Payable	1168	—
Acquisition of Chicago Sun Times Show via Note Payable	1375	—
Cash balance reclassed to loan balance to cover outstanding checks	1734	—
Acquisition of franchise	55	—
Adjustment to Dreams Unique acquisition cost	42	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

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

Fiscal Year

Pursuant to a Consent Resolution of the Board of Directors dated September 12, 2007, the Company has changed its fiscal year end from March 31 to December 31. Management believes this will provide greater clarity to the investment community. As a result, the Company will file a report covering the transitional period of April 1, 2007 to December 31, 2007, on Form 10-K.

Stock Split

The Company received approval from a majority of its shareholders on January 25, 2007 to effectuate a reverse stock split of its common shares. Consequently, the Board determined that a 1 for 6 reverse stock split would be effective on January 30, 2007. All share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

Earnings per Share

For the six months ended September 30, 2007, weighted average shares outstanding for basic earnings per share purposes was 37,203,417. For the six months ended September 30, 2007, weighted average shares outstanding for diluted earnings per share purposes was 37,203,417.

For the six months ended September 30, 2006, weighted average shares outstanding for basic earnings per share purposes was 29,683,786. Stock options to purchase up to 806,093 shares of the Company’s common stock with exercise prices ranging from $.48 to $1.50 per share were not considered in the calculation of diluted earnings per share for the six month period ended September 30, 2006, due to their anti-dilutive effects.

For the three months ended September 30, 2007, weighted average shares outstanding for basic earnings per share purposes was 37,445,779. For the three months ended September 30, 2007, weighted average shares outstanding for the diluted earnings per share purposes was 37,445,779.

For the three months ended September 30, 2006, weighted average shares outstanding for basic earnings per share purposes and diluted earnings per share purposes was 29,683,786. Stock options to purchase up to 806,093 shares of the Company’s common stock with exercise prices ranging from $.48 to $1.50 per share were not considered in the calculation of diluted earnings per share for the three month period ended September 30, 2006, due to their anti-dilutive effects.

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

For the six and three months ended September 30, 2007, the Company recorded $72 and $4 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $29 and $2 in a deferred tax benefit for non-qualified share–based compensation, respectively.

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

Vested options totaled 333,246 with an average price of $.97. Total outstanding options that were “in the money” at September 30, 2007 were 401,083 with an average price per option of $.78. Of those options, the vested “in the money” options totaled 309,080 with an average price of $.84 and the “in the money” unvested options totaled 92,003.

The following table summarizes the stock option activity from April 1, 2007 through September 30, 2007:

	Shares	Exercise Price	Weighted Avg. Exercise Price
April 1, 2007	493,582	$.60 - $1.50	$.89
Granted	36,667	$2.64 - $2.75	$2.69
Expired	(3,166)	$.90	$.90
Cancelled	(5,000)	$.90	$.90
Exercised	(84,333)	$1.20	$1.07

June 30, 2007	437,750	$.60 - $2.75	$.97
Granted	0	N/A	N/A
Expired	0	N/A	N/A
Cancelled	0	N/A	N/A
Exercised	0	N/A	N/A

Sept. 30, 2007	437,750	$.60 - $2.75	$.97

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 9/30/2007
Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.600 to $1.190	319,995	3.4	.60	227,992.60
$1.200 to $2.140	81,088	1.8	1.50	81,088	1.50
$2.150 to $2.750	36,667	3.7	2.69	24,166	2.66

$.600 to $2.750	437,750	3.1	.94	333,246.97

At September 30, 2007, exercisable options had aggregate intrinsic values of $488,537.

The fair value was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
Expected Dividend Yield (1)	N/A	N/A
Expected Stock Price Volatility (2)	94.00%	94.00%
Risk-Free Interest Rate (3)	4.74%	4.64%
Expected Life in Years (4)	3	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its senior lender.
(2)	The determination of expected stock price volatility for options granted was based on historical DRJ common stock prices over a period commensurate with the expected life of the option.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.
(4)	The expected life in years for options vesting during the three months ended September 30, 2007.

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

The tax effect of temporary differences, primarily asset reserves and accrued liabilities, gave rise to the Company’s deferred tax asset in the accompanying September 30, 2007 and March 31, 2007 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

The income tax provision for the respective three-months ended September 30, 2007 and 2006 differ from the federal statutory rate primarily as a result of state income taxes and, to a lesser extent, other permanent differences.

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

The Retail Operations segment is comprised of traditional brick and mortar and Internet:

Brick and Mortar

As of September 30, 2007, the Company owned and operated 17 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles. The Company has multiple stores in the south Florida and Las Vegas markets. The Company is also targeting the opening of its prototype FansEdge store in Chicago later this year.

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

All of the Company’s revenue generated in the first six and three months ended September 30, 2007 and September 30, 2006 was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information (Continued)

Segment information for the six month period ended September 30, 2007 and September 30, 2006 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2007
Net sales	$7,602	$17,120	$24,722
Intersegment net sales	(2,038)	(31)	(2,069)
Operating earnings (loss)	200	(862)	(662)
Total assets	15,648	24,168	39,816

September 30, 2006
Net sales	$7,453	$9,570	$17,023
Intersegment net sales	(1,239)	0	(1,239)
Operating earnings (loss)	261	(357)	(96)
Total assets	11,812	10,126	21,938

Reconciliation to consolidated amounts is as follows:

	Six-Months Ending
	9/30/07	9/30/06
Revenues:
Total revenues for reportable segments	$24,722	$17,023
Other revenues	479	697
Elimination of intersegment	(2,069)	(1,239)

Total consolidated revenues	$23,132	$16,481

Pre-tax earnings (loss):
Total operating earnings (loss) for reportable segments	$(662)	$(96)
*Other (loss)	(1,611)	(689)
Interest expense	(431)	(286)

Total consolidated loss before taxes	$(2,704)	$(1,071)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

Segment information for the three month periods ended September 30, 2007 and September 30, 2006 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2007
Net sales	$4,199	$9,441	$13,640
Intersegment net sales	(1,130)	(19)	(1,149)
Operating earnings	43	13	56
Total assets	15,648	24,168	39,816

September 30, 2006
Net sales	$3,313	$5,434	$8,747
Intersegment net sales	(516)	0	(516)
Operating earnings / (loss)	(15)	26	11
Total assets	11,812	10,126	21,938

Reconciliation to consolidated amounts is as follows:

	Three-Months Ending
	9/30/07	9/30/06
Revenues:
Total revenues for reportable segment	$13,640	$8,747
Other revenues	93	327
Eliminations of intersegment	(1,149)	(516)

Total consolidated revenues	12,584	8,558

Pre-tax (loss) :
Total operating earnings for reportable segments	$56	$11
*Other (loss)	(1,142)	(382)
Interest expense	(194)	(133)

Total consolidated (loss) before taxes	$(1,280)	$(504)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	September 30, 2007	March 31, 2007
Raw materials	$338	$302
Work in process	76	108
Finished goods, net	25,309	17,457

Total	$25,723	$17,867

5.	Related Party Transactions

Effective June 16, 2007, the Company entered into an asset purchase agreement with M & S, Inc. The agreement calls for the Company to acquire certain assets associated with the retail operations of existing Field of Dreams® stores at The Mall at Wellington Green, Sawgrass Mills Mall, Town Center at Boca Raton, the PGA Gardens Mall (all located in South Florida) and Menlo Park in New Jersey. An executive of the Company is also a 25% owner of the selling group. The assets acquired consist of all inventory located at these stores, all interests in the leases which have been or are to be assigned, all other tangible properties and assets used or held for use at the Field of Dreams stores, including equipment, furniture and fixtures and all intellectual property assets of the Seller. However, leases associated with the PGA Gardens Mall and Menlo Park were not assumed by the Company. The purchase price was the assumption of debts and trade payables up to an equivalent amount of actual inventory which approximated $450.

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

The Company considers the following transactions to be significant in nature but, not material to the business overall.

Chicago Sun-Times Collectibles Show

Effective September 4, 2007, the Company purchased all of the rights, title and interests in the Chicago Sun-Times Collectibles Show from Sportsnews Productions, Inc. The Agreement grants the Company the exclusive right to produce and operate the Chicago Sun-Times Collectibles Show from the date of the agreement in perpetuity and to receive all revenues and all other benefits and interests from those shows. As a result of the transaction, the Company recorded intangible assets of approximately $1.4 million. The intangible assets consist of a five year non-compete agreement which management estimates to be valued at $150. The remaining amount has been recorded as non-amortizable rights as management believes the asset has an indefinite useful life.

In connection with the acquisition, a consulting agreement was executed with the president of the seller of the show for a term of five years. Dreams is obligated to pay the consultant $15 per show.

Schwartz Sports

Effective August 1, 2007, the Company entered into a stock purchase agreement with the shareholders of BKJ Consulting Corp., an Illinois corporation that owned and operated Schwartz Sports, a Chicago based sports memorabilia company. The Company acquired 100% of the outstanding shares of BKJ Consulting Corp. in exchange for 500,000 newly issued, restricted common shares of Dreams, Inc. The Company disclosed this transaction on a Form 8-K dated August 2, 2007. As a result of the acquisition, the Company recorded approximately $1.8 million of inventory and $800 of Goodwill on its books. Additionally, $1.2 million in notes payable and $1.5 million in common stock (in the form of 682,128 restricted common shares) were issued to complete this transaction.

Florida Mall

Effective July 14, 2007, the Company entered into an asset purchase agreement with The Pentagon Group of Orlando, Inc., a Florida corporation that owned and operated a franchised Field of Dreams® store in Orlando, Florida. The Company paid $50 at closing and provided a $50 one-year promissory note, without interest in return for approximately $50 in inventory and all lease-hold improvements and other tangible assets used in the operation. As a result of the acquisition, the Company recorded $55 of Goodwill.

FansEdge

Reconciliation of the final FansEdge earnout yielded an additional recording of $30 in Goodwill.

Dreams Unique

An acquisition adjustment was recorded in the amount of $42.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million “acquisition line” to fund the cash portion of future strategic acquisitions. The loan is secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances is prime minus .750 or 30 day Comerica costs of funds plus 1.50% for the revolver and prime minus .250 or 30 day Comerica costs of funds plus 2.25% for funds drawn from the acquisition line. The Company used $6.7 million of the revolver to pay-off the loan balances owed to the Company’s prior senior lender, La Salle Bank. In addition, the Company incurred about $45 in closing fees with Comerica Bank. The credit facility requires that certain performance financial covenants be met on a quarterly basis. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories. As of September 30, 2007, the Company had $13.9 million outstanding on the revolver. The Company had approximately $1.1 million available on the revolver and the full $3.0 million on the acquisition line.

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

We generate revenues from:

•	our retail segment which includes our 17 Company owned stores and our e-commerce component;

•	our manufacturing distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom acrylic display cases and custom framing and other items;

•	our franchise program through the 10 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

We have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in 2004 to over $31 million last year. Internet sales for our quarters ending September 30, 2007 and September 30, 2006, were $5.6 million and $4.5 million, respectively.

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

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $30.

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

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of September 30, 2007 and September 30, 2006 was necessary.

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

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended Sept. 30,
	2007	2006
Net Sales	1.00	1.00
COGS	.55	.55
Gross Profit	.45	.45
*Operating Expenses	.51	.48
Operating Income (loss)	(.06)	(.04)
Income (loss) before income taxes	(.10)	(.06)
Net Income (loss)	(.06)	(.04)

*	Does not include depreciation.

Above table may not foot due to rounding.

Six Months Ended September 30, 2007 versus the Six Months Ended September 30, 2006

Revenue. Total revenues increased 40% to $23.1 million for the six months ending September 30, 2007 from $16.5 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce and brick and mortar components.

Manufacturing/Distribution revenues increased 1% to $7.6 million for the six months ending September 30, 2007 from $7.5 million in the same period last year. Net revenues (after eliminating inter-company sales) decreased 10% to $5.6 million for the six months ending September 30, 2007, from $6.2 million in the same period last year.

Retail operations revenues increased 78% to $17.1 million for the six months ending September 30, 2007, from $9.6 million in the same period last year. Our internet retail division revenues increased 34% to $10.2 million for the six months ending September 30, 2007, from $7.6 million in the same period last year. The increase is as a result of our providing more robust platforms, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail revenues generated through our 17 company-owned Field of Dreams stores increased 250% to $7.0 million for the six months ending September 30, 2007, from $2.0 million in the same period last year when we operated nine stores.

Franchise revenues are no longer significant as a result of the Company acquiring 8 previously franchised Field of Dreams® stores in the past several months along with the Company promoting growth in other areas of its business. Henceforth, franchise revenues will simply be reflected as a component of “Other” revenues in the Company’s financial statements

Costs and expenses. Total costs of sales increased 34% to $12.4 million for the first six months of fiscal 2008 from $9.2 million in the same period last year. The increase directly relates to an increase in overall company sales. However, as a percentage of total sales, costs of sales was 54% for the six months ending September 30, 2007, compared to 56% for the same period last year.

Cost of sales manufacturing/distribution products decreased 16% to $3.1 million for the six months ending September 30, 2007, versus $3.7 million in the same period last year. As a percentage of manufacturing/distribution revenues, cost of sales was 55% for the six months ending September 30, 2007, compared to 60% in the same period last year. However, as a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 67% for the six months ending September 30, 2007, versus 66% for the same period last year.

Cost of sales of retail products increased 71% to $9.4 million for the six months ending September 30, 2007, versus $5.5 million for the same period last year. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 55% for the six months of fiscal 2008, versus 57% in the same period last year.

Operating expenses increased 57% to $12.3 million for the six months ending September 30, 2007, versus $7.8 million in the same period last year. As a percentage of sales, operating expenses were 53% for the six months ending September 30, 2007, versus 47% in the same period last year. The increase in overall operating expenses is attributable to re-investments in additional infrastructure and the costs of operating several newly acquired Field of Dreams® stores.

Interest expense, net. Net interest expense was $431 for the six months ending September 30, 2007, versus $286 in the same period last year. The increase in interest expense for the period was attributable to the Company writing off its deferred loan costs associated with the early re-financing of its previous senior lender along with additional interest expense related to the Company’s notes payables accumulated in the Pro Stars, Inc. transaction.

Provision for income taxes. The Company recognized an income tax benefit of $1.0 million for the six months ending September 30, 2007, versus an income tax benefit of $416 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2007 and September 30, 2006. The effective tax rate for both periods was approximately 40.0%.

Three Months Ended September 30, 2007 Versus the Three Months Ended September 30, 2006

Revenue. Total revenues increased 46% to $12.6 million for the three months ending September 30, 2007, from $8.6 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce and brick and mortar components.

Manufacturing/Distribution revenues increased 3% to $3.4 million for the three months ending September 30, 2007, from $3.3 million in the same period last year. Net revenues (after eliminating intercompany sales) increased 15% to $3.1 million for the three months ending September 30, 2007, from $2.7 million in the same period last year. The increase was a result of the Company’s acquisition of Schwartz Sports effective August 1, 2007, as these new sales get added to our Manufacturing/Distribution revenue results.

Retail operation revenues increased 72% to $9.3 million for the three months ending September 30, 2007, from $5.4 million in the same period last year. Our internet retail division revenues increased 24% to $5.6 million for the three months ending September 30, 2007, from $4.5 million in the same period last year. The increase is as a result of our providing more robust platforms, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail revenues generated through our seventeen company-owned Field of Dreams stores increased 300% to $3.7 million for the three months ending September 30, 2007, from $928 in the same period last year when we operated nine stores.

Franchise revenues are no longer significant as a result of the Company acquiring 8 previously franchised Field of Dreams® stores in the past several months along with the Company promoting growth in other areas of its business. Henceforth, franchise revenues will simply be reflected as a component of “Other” revenues in the Company’s financial statements.

Costs and expenses. Total cost of sales for the three months ending September 30, 2007, increased 47% to $6.9 million, versus $4.7 million in the same period last year. The increase directly relates to the increase in overall company sales. However, as a percentage of total sales, cost of sales was 55% for the three months ending September 30, 2007, compared to 55% for the same period last year.

Cost of sales of manufacturing/distribution products increased 19% to $1.9 million for the three months ending September 30, 2007, versus $1.6 million in the same period last year. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 61% for the three months ending September 30, 2007, compared to 59% for the same period last year. However, as a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 69% for the three months ending September 30, 2007, versus 66% for the same period last year.

Cost of sales of retail products increased 65% to $5.1 million for the three months ending September 30, 2007, from $3.1 million in the same period last year. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 55% for the three months ending September 30, 2007, versus 56% for the same period last year.

Operating expenses increased 56% to $6.4 million for the three months ending September 30, 2007, from $4.1 million in the same period last year. As a percentage of sales, operating expenses were 51% for the three months ending September 30, 2007, versus 48% for the same period last year. The increase in overall operating expenses is attributable to re-investments in additional infrastructure and the costs of operating several newly acquired Field of Dreams® stores.

Interest expense., net. Net interest expense was $194 for the three months ending September 30, 2007, versus $133 for the same period last year. The increase in interest expense for the period was attributable to the Company carrying higher loan balances to support its pre-holiday season inventory purchases, along with additional interest expense related to the Company’s notes payables accumulated in the Pro Stars, Inc. transaction.

Provision for income taxes. The Company recognized an income tax benefit of $496 for the three months ending September 30, 2007, versus an income tax benefit of $202 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2007 and September 30, 2006. The effective tax rate for both periods was approximately 40.0%.

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

The balance sheet as of September 30, 2007 reflects working capital of $22.8 million, versus working capital of $13.4 million last year. At September 30, 2007, the Company’s cash and cash equivalents were $1.5 million, versus $320 last year. Net accounts receivable at September 30, 2007 were $2.2 million compared to $2.6 million last year.

Use of Funds

Cash used in operations was $6.6 million for the six months ended September 30, 2007, compared to $149 cash used in operations during the same period of 2006. The most significant contributing factor to this change is the increase in inventory resulting from both acquisitions and growth of the business.

Cash used in investing activities was $1.2 million for six months ended September 30, 2007, compared to $1.1 million used in investing activities for the same period of 2006.

Cash provided by financing activities was $8.6 million for the six months ended September 30, 2007, compared to $1.1 million cash provided by financing activities for the same period of 2006. The increase is directly related to the Company’s building of its inventory levels to support the upcoming holiday quarter demands.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver is floating at prime minus .750 or 30 day Comerica costs of funds plus 1.50%; and prime minus .250 or 30 day Comerica costs of funds plus 2.25%, for the funds drawn from the acquisition line. The Company used $6.7 million of the revolver at closing to pay-off the remaining loan balance with its prior senior lender, La Salle Bank. As of September 30, 2007, the Company’s outstanding loan balance with Comerica was $13.9 million. The Company had approximately $1.1 million available on the revolver and the full $3.0 million on the acquisition line.

Analysis

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model very rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of September 30, 2007, we owned and operated 17 stores. We have and will continue to analyze the performance of each of the store operations in order to determine whether they are providing the Company with its desired results. This may include additional future closings and/or conversion to franchise stores or conversely, the acquisition and conversion of existing franchise stores to company-owned stores.

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

Contractual Obligations

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:	$16.9 million	865 thousand	16.0 million	$0	$0
Operating leases:	$12.8 million	763 thousand	6.6 million	1.5 million	3.9 million
Other long-term liabilities:	$3.6 million	668 thousand	2.7 million	200 thousand	$0

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of September 30, 2007, we had $13.9 million of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 7.50% per annum for the quarter ended September 30, 2007 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $19.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at September 30, 2007 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K that was filed on June 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	0ther Information.

None.

Item 6.	Exhibits.

No.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2007

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