Form 10-KT
period 2007-12-31
DREAMS INC
filed 2008-03-28
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/T

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2007 to December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates as of the closing price of such shares on the last day of the registrant’s most recent second fiscal quarter was approximately $56,900,000.

The number of shares outstanding of the registrant’s common stock as of March 1, 2008 is 37,564,114.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

FORM 10-K/T

Part I

Item 1.	BUSINESS.

Introduction.

As used in this Form 10-K/T “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

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

Objective

Our overall objective is to establish a market leading, totally licensed, sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient and profitable manner, driving and building our brands through on-line, brick and mortar, catalogue, and in-bound and out-bound call centers.

Current Landscape

Dreams presently operates in three business segments:

•

Retail. The retail segment represents the seventeen (17) Company owned and operated Field of Dreams® retail stores and its e-commerce business operations including FansEdge.com and ProSportsMemorabilia.com. The e-commerce component of the segment consists primarily of two e-commerce retailers along with a portfolio of athlete web sites selling a diversified selection of sports licensed products and memorabilia on the Internet and has represented the fastest growing area of the Company.

•

Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports memorabilia products and acrylic display cases. These operations are principally conducted through wholly-owned subsidiaries, doing business as Mounted Memories™ and Schwartz Sports.

•

Franchise. This segment represents the results of the Company’s franchise program. Although, as a result of the Company acquiring eight (8) previously franchised Field of Dreams® stores in the past fourteen months; these revenues are no longer significant to the entity as a whole. Henceforth, franchise revenues will be reflected as a component of “Other” revenues in the Company’s financial statements. There are currently ten (10) Field of Dreams® franchise stores open and operating.

Retail Segment.

Company-owned Retail Stores.

As of March 1, 2008 we own and operate sixteen (16) Field of Dreams® retail stores and one (1) FansEdge store. During the past two years, we purchased three (3) existing Field of Dreams® stores operating in both Las Vegas and south Florida, another store operating in Orlando, Florida and a Field of Dreams store in San Diego, CA. The Company may purchase other franchised stores from time to time as it believes is appropriate. In addition, we sold our Somerset store effective June 30, 2006 to an existing franchisee and chose not to renew a lease for our Field of Dreams store at Horton Plaza in San Diego, CA. The Company will also evaluate the opening of new retail operations, under both Field of Dreams® and FansEdge brands, specifically in the Las Vegas and Chicago markets. Stores typically are located in high traffic areas in regional shopping malls. The stores average approximately 1,000 square feet. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our stores. Effective December 31, 2005, the parties extended the exclusive licensing agreement for an additional five-year term. During the nine months ended December 31, 2007 and 2006 we incurred royalty fees of $152 and $162, respectively.

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

Set forth below is a listing of our stores as of March 1, 2008, their location and the date opened or acquired.

City	Store Location	Date Opened or Acquired

Denver, CO	Park Meadows Mall	March 2002

Chicago, IL	Woodfield Mall	October 2002

Norfolk, VA	MacArthur Center	October 2002

Paramus, NJ	Garden State Plaza	May 2003

San Francisco, CA	Pier 39	September 2003

Farmington, CT	West Farms Mall	November 2003

Denver, CO	Cherry Creek Mall	May 2004

Scottsdale, AZ	Scottsdale Fashion Square	June 2004

San Diego, CA	Fashion Valley Mall	November 2006

Las Vegas, NV	The Rio Hotel	December 2006

Las Vegas, NV	Smith & Wollensky Plaza	December 2006

Las Vegas, NV	Caesars Palace Forum Shops	December 2006

Sunrise, FL	Sawgrass Mills Mall	June 2007

Boca Raton, FL	Boca Town Center	June 2007

Wellington, FL	Wellington Green Mall	June 2007

Orlando, FL	Florida Mall	July 2007

Aurora, IL	Fox Valley Mall (FansEdge Store)	April 2008 (projected)

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

These e-commerce operations have provided for the fastest growing area of the Company with revenues climbing from approximately $4 million in 2004 to nearly $40 million in 2007.

E-commerce products are marketed through a series of websites that offer customers a daily selection of items from more than 200 teams and over 1,300 different athletes. This division sells over 80,000 products across categories such as apparel, auto accessories, autographed memorabilia, collectibles, headwear, home and office items, jewelry and watches, tailgate and stadium gear, and DVD’s. These online properties represent several of the leading brand names in this market; including:

• www.FansEdge.com

• www.ProSportsMemorabilia.com

• www.SportCases.com

• www.DanMarino.com

• www.JohnElway.com

• www.BigBen7.com • www.LarryBird.com

• www.DickButkus.com

• www.MikeSchmidt.com

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

MMI has been in business since 1989 and has achieved its industry leading status fundamentally due to a combination of its licenses and its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI representative. In addition to sports and celebrity memorabilia products, MMI manufacturers a large selection and supply of custom acrylic display cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is acrylic. There are many vendors who sell plastic throughout south Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual suppliers represented more than ten percent of the Company’s total nine months ended December 2007 or 2006 purchases.

MMI continues to work on the development of new distribution channels. In fact, in November of 2007, they announced their first significant mass market order from the Target Corporation for a series of NASCAR autographed items. MMI’s customer base varies greatly and includes transactional television, internet companies, traditional retail stores, specialty retail which sell sports and celebrity memorabilia as well as corporate account sales. MMI has worked diligently to expand and diversify its customer base and currently only one customer accounted for more than ten percent of MMI’s total nine month revenues ended December 31, 2007.

MMI has one of the most advanced and effective fulfillment processes in the industry and utilizes the most current shipping software to assist in the process. MMI operates out of a 50,000 square foot facility and will continue to invest in technologies that enhance its competitive manufacturing and distribution advantages.

Schwartz Sports

Schwartz Sports (“Schwartz”) distributes autographed sports memorabilia and collectibles. For the past eight-years, the company has provided hand-signed collectibles to retailers, corporations, charities and individual collectors with authentic products from every major sport. Once considered a competitor of Mounted Memories (see above), this Chicago based division fit our criteria for a strategic acquisition candidate and now works in concert with MMI on achieving our overall market positioning in the sports & celebrity memorabilia segment.

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

Franchising.

Our standard franchise provides a franchisee the right to open and operate a single Field of Dreams® store at a single specified location. Franchisees pay DFC $10,000 upon execution of a standard franchise agreement and an additional $22,500 upon execution by the franchisee of a lease for the franchised store. Standard franchise agreements vary in length. It is DFC’s general practice that the term of standard franchise agreements begins with the term of the franchisee’s lease. In addition to sublicensing the right to use the Field of Dreams® name for a single franchised store, DFC is required to provide the franchisee certain training, start-up assistance and a system for the operation of the store. Prior to opening a Field of Dreams® store, a franchisee or its designated manager is required to attend and successfully complete a 2-week training course. For a period of five days during startup of a franchised store, DFC furnishes to a franchisee a representative to assist in the store opening. DFC does not provide an accounting system to franchisees. DFC does provide operational advice to franchisees and will, upon request, assist a franchisee in locating a site for a store. DFC reserves the right to modify at any time the system used in the store. Royalties from the largest franchisee accounted for less than one percent of the Company’s nine months ended December 31, 2007 and 2006 consolidated revenues.

DFC imposes certain controls and requirements on Field of Dreams® franchisees in connection with site selection, site development, pre-opening purchases, initial training, opening procedures, payment of fees, compliance with operating manual procedures including purchasing through approved vendors, protection of trademark and other proprietary rights, maintenance and store appearance, insurance, advertising, owner participation in operations, record keeping, audit procedures, autograph authenticity standards and other matters. Franchisees are required to pay DFC 6% of gross revenues as an on-going royalty. Payments must be made weekly. Franchisees are required to comply with certain accounting procedures and use computer systems acceptable to DFC. Each franchisee is also required to spend 1% of its gross revenues for its own local advertising and promotion. Franchisees are required to maintain standards of quality and performance and to maintain the proprietary nature of the Field of Dreams® name. DFC has prepared and amends from time-to-time an approved supplier list from which franchisees may purchase certain inventory and other supplies. Each franchisee is required to maintain specified amounts of liability insurance which names DFC and USL as insured parties. Franchisee’s rights under the standard franchise are not transferable without the consent of DFC and DFC has a right of first refusal to purchase any franchised store which is proposed to be sold. DFC sold no standard franchises during the nine months ended December 31, 2007.

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

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its 19-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and NASCAR.

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

Employees.

The Company employs 243 full-time employees and 85 part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the October – December quarter, primarily due to holiday sales. Approximately 61% and 60% of our nine month revenues were generated during this quarter for 2007 and 2006. Management believes that the percentage of revenues in the holiday quarter will increase in future years as we focus on and grow the retail segment. As a result, we may incur additional expenses during our holiday quarter, including higher inventory of product and additional staffing in anticipation of increased sales activity.

Item 1A.	Risk Factors.

Risk Factors Relating to Dreams, Inc.

Our line of credit facility imposes significant operating and financial restrictions which may limit our ability to finance future operations or capital needs and pursue business opportunities, thereby limiting our growth.

Our line of credit facility imposes significant operating and financial restrictions on us. These restrictions, without the prior written waivers from our Bank, may limit our ability to, among other things:

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

A very important aspect of our growth strategy has been and is to pursue strategic acquisitions of related businesses that we believe can expand or complement our business. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

We have grown rapidly in the past few years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. We will be required in 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our growth or that we will be able to timely comply with Section 404 of the Sarbanes-Oxley Act. Our failure to meet these challenges could materially impair our business.

If we are required to write-off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

As of December 31, 2007, we had goodwill and other intangible assets of approximately $13.9 million, which constituted approximately 27% of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets, could adversely affect our results of operations and financial condition.

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

Historically, the (October through December) holiday quarter has accounted for a greater proportion of our operating income than have each of the other three quarters of our year. In the nine month transition period ended December 31, 2007, more than 75% of the revenues from our retail business segment and a substantial portion of our operating earnings and cash flows from operations were generated in the holiday quarter. Our results of operations depend significantly upon the holiday selling season. If less than satisfactory revenues, operating earnings or cash flows from operations are achieved during the key holiday quarter, we may not be able to compensate sufficiently for the lower revenues, operating earnings, or cash flows from operations during the other three quarters of the year. Our manufacturing/distribution segment and our franchise segment are not as significantly impacted by seasonality.

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

We do not own any real property. The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 8,000 square feet of office space and expires in June 2011, and has total occupancy costs of approximately, $18,000 per month. The Company’s principal executive and accounting offices are located at the Plantation, Florida facility.

Our primary manufacturing/warehouse facility in Sunrise, Florida has approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term expiring in 2012 with total occupancy costs of approximately $34,000 per month with 3% annual increases.

Our 17 company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2015 with initial terms of 7 to 10 years. We also lease a warehouse facility in Denver, Colorado which has approximately 1,400 square feet and a warehouse facility in Las Vegas, NV which has approximately 12,000 square feet.

To support our Internet division, we currently lease 66,000 square feet in Niles, IL with a monthly occupancy cost of approximately, $30,000. However, we will seek to add additional space for these operations when the lease expires in the summer of 2008.

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

On November 8, 2007, the Company held an Annual Meeting of its Stockholders. There were two proposals voted upon at the meeting; to elect directors to each serve until the next Annual Meeting of Stockholders of the Company and until their successors have been duly elected and qualified; and to ratify the appointment of Friedman, Cohen, Taubman & Company, LLC, as independent auditors for the Company for the year ending December 31, 2007. Both proposals passed with 80% and 81% approval, respectively.

The following individuals were re-elected for another year:

Name	Votes For	Votes Against/ Withheld
Sam D. Battistone	30,513,738	84
Ross Tannenbaum	30,514,439	84
Dale Larsson	30,513,658	84
David Malina	30,513,738	84
Steven Rubin	30,514,325	84

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

As of April 16, 2007, the Company’s common stock was listed on the American Stock Exchange (Amex), an international, technologically advanced auction market, under the symbol “DRJ”. Prior to April 16, 2007, the Company’s common stock was traded on the *over-the-counter bulletin board under the symbol “DRMN.OB”. The high and low bids of the Company’s common stock for each quarter during the nine months ended December 31, 2007 and fiscal years ended March 31, 2007 and 2006 are as follows: (prices shown have been retroactively adjusted to reflect the 1 for 6 reverse stock split effective January 30, 2007)

Transition Period (April 1, 2007-December 31, 2007):

	High Bid Price	Low Bid Price
Second Quarter	$2.71	2.54
Third Quarter	$2.00	1.85
Fourth Quarter	$1.90	1.60

Fiscal Year Ended March 31, 2007:

	High Bid Price	Low Bid Price
First Quarter	$1.08	$.78
Second Quarter	1.20	.60
Third Quarter	3.54	.54
Fourth Quarter	4.03	2.64

Fiscal Year Ended March 31, 2006:

	High Bid Price	Low Bid Price
First Quarter	$.54	$.18
Second Quarter	.72	.30
Third Quarter	.54	.36
Fourth Quarter	1.20	.36

*	Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

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

The graph below compares the performance of the Company’s Common Stock with the performance of the S & P 500 Index and a peer group index (the “Peer Group Index”) by measuring the respective changes in Common Stock prices from March 31, 2003 through December 31, 2007.

Pursuant to the SEC’s rules, the Company created a peer group index with which to compare its own stock performance. The Company has selected a grouping of companies that it believes share similar characteristics to its own. The following companies were included in the Peer Group Index: Collectors Universe, Inc. (CLCT) and Redenvelope, Inc. (REDE).

The graph assumes that $100 was invested on March 31, 2003 in each of the Company’s Common Stock, the S & P 500 Index and the Peer Group Index, and that all dividends, if applicable, were reinvested into additional shares of the same class of equity securities during the applicable fiscal year. The Peer Group Index weighs the returns of each constituent company according to its stock market capitalization at the beginning of each period for which a return is indicated.

Copyright © 2008 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	3/03	3/04	3/05	3/06	3/07	12/07
Dreams, Inc.	100.00	180.00	33.33	113.33	361.60	192.00
S&P 500	100.00	135.12	144.16	161.07	180.13	188.81
Peer Group	100.00	459.00	560.28	517.68	482.55	381.14

THE STOCK PRICE PERFORMANCE SHOWN IN THE PERFORMANCE GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE PRICE PERFORMANCE. THE PERFORMANCE GRAPH WILL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE IN ANY FILING BY THE COMPANY UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934.

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are 374 record owners of the Company’s common stock as of December 31, 2007. Because many of our shares of common stock are held by brokers, and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders. However, we believe there are more than 1,600 beneficial holders of our common stock. On March 1, 2008 the high bid price was $1.35 and the low bid price was $1.30 for the Company’s common stock.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes. In addition, our current loan and security agreement with Comerica Bank prohibits the Company from paying cash dividends.

Repurchase of Equity Securities during 2007

There were no issuer purchases of our common stock during 2007. However, on February 6, 2008, the Company announced that its Board of Directors has authorized the repurchase of up to $1,000,000 of the Company’s common stock as and when market prices make repurchases advantageous.

Issuance of Unregistered Securities

The Company has on two separate occasions during the nine months ended December 31, 2007 issued unregistered securities to support a particular transaction. The particulars of each of these transactions are set forth below. In addition, the Company has issued approximately 50,000 unregistered common shares as a result of options that were exercised during the reporting period.

Effective August 1, 2007, the Company entered into a stock purchase agreement with the shareholders of BKJ Consulting Corp., an Illinois corporation that owned and operated Schwartz Sports, a Chicago based sports memorabilia company. The Company acquired 100% of the outstanding shares of BKJ Consulting Corp. in exchange for 500,000 newly issued, restricted common shares of Dreams, Inc. The Company disclosed this transaction on a Form 8-K dated August 2, 2007. In connection with this agreement, an additional 182,218 newly issued, restricted common shares were issued to support debt converted to equity at closing.

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	36,667	$2.69	2,463,333
Equity Compensation Plans Not Approved by Security Holders	*401,083	$0.85	0
Total	401,083	$0.85	0

*	Represents options granted during the previous four-years to employees and consultants prior to the adoption of the Company’s 2006 Equity Incentive Plan which was approved by the shareholders in January 2007.

Item 6.	Selected Financial Data.

(Dollar amounts in thousands)

	Nine-Months Ended December 31, 2007	Fiscal Years Ended March, 31
		2007	2006	2005	2004
Net Sales	$59,702	$55,960	$42,730	$32,978	$21,770
Cost of Goods Sold	33,135	31,789	24,460	18,237	11,918

Gross Profit	26,567	24,171	18,270	14,741	9,852
Operating Expenses	24,334	22,152	17,162	14,793	10,438

Operating Income/(Loss)	2,233	2,019	1,108	(52)	(586)
Other (Expenses) / Income	(110)	(42)	3,657	—	—

Income(Loss) Before Taxes	1,415	1,449	4,311	(637)	(777)
Provision (Benefit) for income taxes	623	469	1,762	(174)	(283)
Net Income (loss)	$792	$980	$2,549	(463)	(494)

Earnings (loss) per common share, basic	$.02	$.03	$.09	$(0.05)	$(0.05)
Earnings (loss) per common share, diluted	$.02	$.03	$.09	$(0.05)	$(0.05)
Weighted Average shares Outstanding:
Basic	37,328,962	32,271,327	27,404,645	9,393,866	9,446,262
Diluted	37,596,089	32,271,327	27,404,645	9,393,866	9,446,262

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

Consolidated Balance Sheet Data: (Dollars in thousands)

	Nine-Months Ended December 31, 2007	Year Ended March 31,
		2007	2006	2005	2004
Cash	$1,601	$753	$433	$211	$319
*Working Capital	$17,548	$17,263	$13,638	$7,110	$8,990
Total Assets	$51,386	$37,655	$28,551	$22,292	$18,554
Notes and Capital Leases Payable-non-current	$7,244	$6,731	$5,744	$5,677	$876
Total Shareholder’s Equity	$26,760	$24,391	$16,061	$10,071	$10,371

*	Total current assets minus total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K/T under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; exploring additional distribution channels for our products; and lastly, by cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years. For example, one of our focuses is to integrate technology in use at our Internet division as the basis of fueling a high tech kiosk unit positioned within our stores; thus creating an un-paralleled customer experience pertaining to the breadth and depth of product selection as our Internet’s skus (stock keeping units) portfolio consists of over 80,000 different items. As a result, we believe we should experience higher conversion rates at our stores.

In addition, we are targeting to sell more of the items that we manufacture through our own retail distribution channels on an exclusive basis whereby Dreams will enjoy the “long dollar”; or more traditionally characterized as going from manufacturing to retail. As a result, Dreams anticipates improvement in our consolidated gross margins, on a blended basis.

We have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in 2004 to nearly $40 million this year. Initially, we built sales by concentrating on customer acquisition and building brand awareness. Recently, we have shifted resources to applications providing more robust platforms and merchandising strategies that result in more repeat business. We will continue to offer technology services to third parties with the building of our SYNDICATION model; explore the leveraging of our unique visitors data base by constructing an OUTBOUND CALL CENTER and open our first FansEdge brick and mortar store in Chicago to execute our multi-channel retailing strategy by marketing a single brand (FansEdge) via multiple channels.

We believe this strategy; coupled with the significant investments made these past few years in the design, development and implementation of our proprietary platform, have us well positioned to benefit from the ever-growing increasing purchases being made directly on-line and indirectly (on-line influenced) by consumers.

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

Corporate Initiatives

Some of our corporate initiatives have focused on:

•

Designing and building our first prototype FansEdge™ brick and mortar store in the greater Chicago market. This enables the Company to pursue its multi-channel retailing strategy by marketing a single brand via multiple channels.

•

Enhancing our 365 Live marketing model by populating the additional days with athletes such as Dan Marino, Dick Butkus, Steve Garvey and others to complement the 15 days per month; already featuring Pete Rose. Also, test marketing additional venues in Las Vegas to concurrently offer the unique experience enjoyed by millions at our Caesars Forum Shops location.

•	Improving blended margins by going from manufacture to retail.

•	Targeting additional Las Vegas based Field of Dreams® locations, as this area of the country has provided the highest volumes for our products and services.

We believe we have sufficient capital available under our credit facilities to fund these corporate initiatives.

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

Historically, the (October to December) fourth quarter has accounted for a greater proportion of our operating income than have each of the other three quarters of the year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that wins a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particularathletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations and corporate expenses to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary eCommerce platform, as well as our relationships with sports leagues, agents and athletes. Management believes we can become a consolidator in the highly fragmented licensed sports products industry.

GENERAL

As used in this Form 10-K/T “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise. The fiscal years ended March 31, 2007 and March 31, 2006 are herein referred to as (fiscal 2007) and (fiscal 2006).

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

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $67.

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. The Company’s current reserve for inventory obsolescence is $270.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that a $187, $187 and $187 valuation allowance as of December 31, 2007, March 31, 2007 and March 31, 2006, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Goodwill and Unamortized Intangible Assets

The Company performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. For example, such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. The Company performed an annual fair value assessment of its goodwill on December 31, 2007 and previously, on March 31 of each year, and no impairment was noted for the nine months ended December 31, 2007, nor in fiscal 2007 or 2006.

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

The Company had approximately $1.0 million in orders not yet shipped as of December 31, 2007.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	9 mths 12/31/07	Year Ended March 31,
	2007	2007	2006
Net Sales	1.00	1.00	1.00
COGS	0.55	0.57	0.57
Gross Profit	0.45	0.43	0.43
*Operating Expenses	0.39	0.38	0.38
Operating Income	0.05	0.04	0.03
Other Income	0.00	0.00	0.08
Income before income taxes	0.03	0.03	0.10
Net Income	0.01	0.02	0.06

*	Does not include depreciation.

**	The above table may not foot due to rounding.

RESULTS OF OPERATIONS-NINE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO THE NINE

MONTHS ENDED DECEMBER 31, 2006

Revenues. Total revenues increased 45% to $59.7 million during the nine months ended December 31, 2007 from $41.3 million during the same nine month period ended December 31, 2006. This is increase was primarily attributed to an increase in retail revenues generated through our e-commerce and brick and mortar components.

Manufacturing and distribution revenues increased 33.8% to $17.4 million during the nine months ended December 31, 2007 from $13.0 million during the same nine month period ended December 31, 2006. This increase was attributed to a large order received from a national mass market retailer and an acquisition completed in the current period. Net revenues, after elimination of intercompany sales increased 28.5% to $13.5 million during the current nine months, versus $10.5 million for the same nine month period the previous year.

Retail operations revenues increased 53% to $45.0 million during the nine months ended December 31, 2007 from $29.5 million during the same nine month period ended December 31, 2006. This increase was attributed to the continuing growth the Company is experiencing with its on-line properties. The Internet division contributed $32.9 million of the retail sales, up 32% from $25.0 million for the same nine month period last year. The Field of Dreams stores generated the $12.1 million balance of the nine months ended December 31, 2007 retail revenues. The store revenues were up 175% as we enjoyed the full benefit in the current period of acquiring the (3) Las Vegas based stores on December 26, 2006.

Costs and expenses. Total costs of sales for the nine months ended December 31, 2007 was $33.1 million versus $23.1 million for the same nine month period in 2006, or a 43% increase. This increase was as a result of overall greater sales generated in the current period. As a percentage of total sales, costs were 55% and 56% for the nine months ended December 31, 2007 and 2006, respectively.

Costs of sales of manufacturing/distribution products were $7.6 million for the nine month period ended December 31, 2007, versus $6.2 million for the same nine month period in 2006, or a 22.5% increase. This increase was as a result of higher manufacturing/distribution product sales in the current period. As a percentage of total manufacturing/distribution sales, costs were 42.9% and 47.6% for the nine months ended December 31, 2007 and 2006, respectively. After elimination of intercompany sales, as a percentage of total manufacturing/distribution sales, costs were 56.2% and 59.2%, respectively.

Cost of sales of retail products were $25.5 million for the nine month period ended December 31, 2007, versus $16.9 million for the same nine month period in 2006, or a 50.8% increase. This increase is attributable to an overall increase in retail sales. As a percentage of total sales, costs were 56.6% and 57.3% for the nine months ended December 31, 2007 and 2006, respectively.

Operating expenses increased 56% to $23.4 million for the nine month period ended December 31, 2007, versus $15.0 for the same nine month period in 2006. The increase is as a result of adding additional personnel to manage the (4) acquired Field of Dreams stores in the period, investments made in our new Syndication business model that will not begin to generate revenues until early 2008, initial fee requirements to have our shares listed on the American Stock Exchange, fees associated with a consulting company working on the Company Sarbanes-Oxley compliance and an increase in overall Company sales. As a percentage of sales, operating expenses were 39% and 36% for the nine month period ended December 31, 2007 and 2006, respectively.

Interest expense, net. Net interest expense was $708 for the nine months ended December 31, 2007, versus $390 for the same period last year. This increase is as a result of higher levels of borrowing to support our inventory purchases to support our sales growth, and several notes payables acquired during the period associated with the Company’s completed acquisitions.

Provision for income taxes. The Company recognized an income tax expense of $623 for the nine month period ended December 31, 2007 versus an income tax expense of $912 for the same nine month period in 2006. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all of the evidence, management has determined that a valuation allowance of $187 is necessary for the nine months ended December 31, 2007 and for the nine months ended December 31, 2006. The Company expects its continuing effective tax rate to approximate 40%.

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

Provision for income taxes. The Company recognized an income tax expense of $1.8 million in fiscal 2006 compared to an income tax expense of $469 for this year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all of the evidence, both positive and negative, management has determined that a $187 and $187 valuation allowance as of March 31, 2007 and 2006 respectively, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. The Company expects its continuing effective tax rate to approximate 40%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the nine month period ended December 31, 2007, are the cash flow generated from our operating subsidiaries; availability under our $15 million senior revolving credit facility; availability under our $3 million acquisition line and available cash and cash equivalents. We are unaware of any trends that may have a negative impact on our ability to continue our operations. In fact, with the improvement of the financial results of the Company and a further strengthening of the balance sheet, our ability to capitalize on market opportunities should be enhanced.

The balance sheet as of December 31, 2007 reflects working capital of $17.5 million versus working capital of $17.3 million at March 31, 2007. At December 31, 2007, the Company’s cash and cash equivalents were $1.6 million compared to $753 at March 31, 2007. Please note that the Company is not negatively impacted by the cash balance of $1.6 million, as it has sufficient access to capital under its revolving credit facility with its senior lender. As a lead-in to the holiday season, the Company draws down on its line of credit to make inventory purchases so it is properly positioned to support the increased sales activity experienced during the quarter ending December 31, 2007. The increased throughput results in significant pay-downs to the line balances; and the yearly cycle starts anew. Net accounts receivable at December 31, 2007 were $4.4 million compared to $2.3 million at March 31, 2007.

Use of Funds

Cash provided by operations amounted to $3.3 million for the nine months ended December 31, 2007, compared to $5.0 million provided by operations during the same period of 2006. The decrease is as a result of additional cash used for inventory purchases. Cash used in investing activities was $1.8 million for the nine months ended December 31, 2007 & $1.7 million for the nine months ended December 31, 2006 with the majority of the cash used for the purchase of property and equipment, in both periods. Cash used in financing activities was approximately $682 for the nine months ended December 31, 2007, versus $2.8 million for the same period in 2006. In the prior year period, the Company received $2 million from a private stock sale.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver is floating at prime minus .75 or 30 day Comerica costs of funds plus 1.50%; and prime minus .25 or 30 day Comerica costs of funds plus 2.25%, for the funds drawn from the acquisition line. The Company used $6.7 million of the revolver at closing to pay-off the remaining loan balance with its prior senior lender, La Salle Bank.

Analysis

We are currently analyzing our company-owned retail store business model and looking at the profitability of each store. We expanded this new model rapidly. Our first two company-owned stores opened in March 2002 and grew to 15 stores by June 2004. As of December 31, 2007, we owned and operated 17 stores. We have and will continue to analyze the performance of each of the store operations and determine whether they are providing the Company with its desired results. This may include additional future closings and/or conversion to franchise stores or in certain instances the re-purchasing of existing franchise stores to company-owned stores.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With our recent change in our independent auditors and bank; we believe we will experience lower fees and costs typically associated with a smaller, yet highly regarded accounting firm; and moving away from a traditional asset-based lender to a more traditional cash-flow lender, respectively. However, we will be required in 2008 to include the attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. There will be increased audit and other compliance costs as a result. To support our ultimate compliance with Section 404, we have engaged the services of an outside consulting company who began working with our management team in March of 2007. In addition, effective April 16, 2007, the Company’s Common shares became listed on the American Stock Exchange under the symbol “DRJ”. The Company has incurred additional costs and fees associated with this listing.

Contractual Obligations (In thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:*	$7,800	$582	$5,900	$1,300	$0
Capital (finance leases):	$93	$17	$59	$17	$0
Operating leases:	$15,100	$2,800	$6,700	$1,400	$4,200
Purchase obligations:	$0	$0	$0	$0	$0
Other long-term liabilities:	$3,600	$1,700	$1,900	$15	$0

*	Does not include interest payable

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that will require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which should be retrospectively applied. Early adoption of SFAS No. 160 is also prohibited. Accordingly, the Company will be required to adopt SFAS No. 160 as of January 1, 2009. Management does not believe that the adoption of SFAS No. 160 will have a material effect on the Company’s consolidated results of operations, cash flows or financial position.

In December 2007, the FASB also issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs the acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for the acquisition of a business after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurements attributes the entity elects for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will not elect the fair value option available for those assets and liabilities which are eligible under SFAS No. 159, and accordingly, there will be no impact on the Company financial position and results of operations attributable to SFAS No. 159.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period for fiscal years beginning after December 15, 2006. Dreams has adopted FIN 48 and there is no material impact on its financial condition, results of operations, cash flows or disclosures.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of December 31, 2007, we had $4.9 million of variable rate debt outstanding under our credit facility with Comerica Bank. Presently, the revolving credit line bears interest at the prime rate minus 75 basis points or 4.50%. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 4.95% per annum for the nine months ended December 31, 2007 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $60.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at December 31, 2007 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Page

AUDITED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm (s) (Grant Thornton & FCT)	F-1

Consolidated Balance Sheets as of December 31, 2007 and March 31, 2007	F-3

Consolidated Statements of Operations for the nine months ended December 31, 2007, December 31, 2006, the year ended March 31, 2007 and the year ended March 31, 2006.	F-4

Consolidated Statement of Stockholders Equity for the nine months ended December 31, 2007, the year ended March 31, 2007 and the year ended March 31, 2006.	F-5

Consolidated Statement of Cash Flows for the nine months ended December 31, 2007, the nine months ended December 31, 2006, the year ended March 31, 2007 and the year ended March 31, 2006.	F-6

Notes to Consolidated Audited Financial Statements	F-7

Quarterly Financial Information	F-30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Evaluation of Disclosure Controls, Internal Controls and Procedures. Our management has conducted an evaluation of the effectiveness of our disclosure controls, internal controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period year covered by this report on Form 10K/T.

This evaluation was done under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of this Transition Report on Form 10-K, we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Report of Management on Internal Controls Over Financial Reporting.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There have been no significant changes made in the registrant’s internal controls over financial reporting and there were no other factors that could significantly affect our internal controls over financial reporting during the fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director/Officer of the Company Since	Position Held With the Company
Sam D. Battistone	68	1982	Chairman/Director
Ross Tannenbaum	45	1998	President/CEO/Director
David M. Greene	46	2001	Senior Vice President/Corporate Secretary
Dale Larsson	63	1982	Director
Kevin Bates	40	2006	Divisional President - Retail
Mitch Adelstein	43	2006	Divisional President -Manufacturing
Dorothy Sillano	51	2006	V.P. / Chief Financial Officer
David Malina	63	2006	Director
Steven Rubin	47	2006	Director
Manoharan Sivashanmugam	37	2007	Chief Information Officer

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

Dorothy Sillano. Ms. Sillano was promoted to Vice President and Chief Financial Officer of the Company in November 2007 after having served as the Company’s Controller since August 2005. From January 1987 until November 1996, Ms. Sillano was Second Vice President of Accounting at Chase Personal Financial Services, the upscale mortgage division of JP Morgan Chase. From 1997 through 1999, Ms. Sillano was the Controller of First American lending, a sub-prime auto finance company. From 2000 through May 2005, Ms. Sillano held the positions of Controller, acting CFO and CFO at three private educational institutions. Also, during this period, she served as a Sarbanes-Oxley consultant with MSI Consulting, Inc. In December 1990, Ms. Sillano earned a B.B.A. in Accounting from Florida Atlantic University, became a Certified Public Accountant in 1991 and was conferred with a MBA from DeVry University in July 2005.

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

Steven D. Rubin. Mr. Rubin was named a director of the Company in November 2006. Mr. Rubin has served as Executive Vice President-Administration and as a director of Opko Health, Inc. since March, 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Before joining IVAX, from January 2000 to August 2001, Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of privately-held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions. He was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 until 2000, in the Corporate and Securities Department. Mr. Rubin was a shareholder of that firm from 1991 until 2000 and a director from 1998 until 2000. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically-integrated sports products company, Modigene Inc., a development stage biopharmaceutical company, Safe Stitch Medical, Inc., a medical device company, and Longfoot Communications Corp., a shell company seeking a merger or other business partner. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida.

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

Meetings of Directors

During the nine months ended December 31, 2007, the Board of Directors acted by unanimous consent on three occasions and had two meetings.

Compensation of Directors.

In addition to reimbursing outside Directors for their out-of-pocket expenses associated with attending Board and or Committee Meetings, the following compensation was paid to our outside Board and Committee Members in 2007:

Sam Battistone – $15,000

Dale Larsson – $20,000

David Malina – $10,000 and 10,000 stock options

Steven Rubin – $10,000 and 10,000 stock options

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

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during nine months ended December 31, 2007 and amendments thereto furnished to the Company with respect to the nine months ended December 31, 2006, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the nine months ended December 31, 2007.

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

Elements of Compensation

Our compensation program for executive officers generally consists of the following five elements:

•	Base salary;

•	performance based annual cash bonuses;

•	long-term equity incentives in the form of stock options and other stock-based awards and grants;

•	specified perquisites; and

•	employee benefits available generally to all of our employees.

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

The following is a discussion of each element of our compensation program, including (i) why we choose to pay each element, (ii) how we determine the specific amount to pay for each element, and (iii) how each element, and our decisions regarding each element, fit into our overall compensation objectives and affect decisions regarding other elements. We also discuss the specific decisions we made with respect to the compensation of our Chief Executive Officer, and the remaining executive officers for the nine months ended December 31, 2007 (collectively, the “Named Executive Officers” or “NEO’s”).

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

Base Salary of Our Chief Executive Officer

In April, 2006, the Compensation Committee, who at the time consisted of our outside Board of Directors, reviewed the overall compensation of Ross Tannenbaum, our President and CEO. As part of this review, the Compensation Committee reviewed the compensation of numerous publicly traded companies similarly situated to ours, and based upon this review set Mr. Tannenbaum’s base salary at $325,000 for periods after this date and again in June 2007, effective April 1, 2007, Mr. Tannenbaum’s base salary has been set at $350,000 for 2008.

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

The following table reflects the adjustments we made from Fiscal 2006 to Fiscal 2007 and from Fiscal 2007 to 2008, to the base salaries of our Named Executive Officers. Base salaries of our NEO’s are reviewed, and if warranted adjusted by the Compensation Committee and Board of Directors. The amounts reflected within the columns represent the amount of base salary for each NEO as of March 31 for Fiscal Year 2006 and Fiscal Year 2007 and December 31, 2007 of each respective year represented.

Named Executive Officer and Position	FY 06 Base	FY 07 Base	2008 Base
Ross Tannenbaum, President and CEO	$288,750	$325,000	$350,000
David Greene, Senior V.P.	$125,000	$140,000	$165,000
Dorothy Sillano, V.P. and CFO			$145,000

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

Performance-Based Annual Cash Bonuses Paid to Our Named Executive Officers

For the nine months ended December 31, 2007, the following named executive officers earned a cash bonus (i) Ross Tannenbaum earned a cash bonus of $50; (ii) David Greene earned a cash bonus of $35; (iii) Mitch Adelstein earned a cash bonus of $29; (iv) Kevin Bates earned a cash bonus of $112 and (v) Dorothy Sillano earned a cash bonus of $12.

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

Other Compensation

We provide our Named Executive Officers with certain other benefits that we believe are reasonable, competitive, and consistent with our overall executive compensation program. We believe that these benefits generally allow our executives to work more efficiently. The costs of these benefits generally constitute only a small percentage of each executive’s total compensation. In setting the amount of these benefits, the Compensation Committee considers (i) each executive’s position and scope of responsibilities, and (ii) all other elements comprising the executive’s compensation. For the nine months ended December 31, 2007, we provided an automotive allowance to certain of our NEO’s. We report these costs as personal benefits for the NEO’s in the “Non-equity Deferred Compensation” and “All Other Compensation” columns in the Summary Compensation Table below.

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

2007 Compensation Tables.

Summary Compensation Table as of December 31, 2007**

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ross Tannenbaum PEO	2007	343,750	50,000			9,600	403,350
David M. Greene Senior V.P Finance	2007	158,750	35,000			7,200	200,950
Victor Shaffer* Executive V.P.	2007	30,000				550	30,550
Kevin Bates Division President	2007	300,000	112,000				412,000
Mitch Adelstein Division President	2007	197,500	28,785			7,200	233,485
Dorothy Sillano V.P, PFO	2007	121,250	12,000				133,250
Mano Sivashanmugam CIO	2007	175,000			27,714		202,714

*	Mr. Shaffer resigned his position effective February 16, 2007

**	Company changed its fiscal year to calendar year and chose to reflect a full 12 month actual pay for 2007 for its NEO’s as opposed to the 9 month period covered by this transition report.

Outstanding Equity Awards At December 31, 2007 Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
RossTannenbaum	28,283			1.50	8/09
PEO
David Greene	4,128			1.50	8/09
Senior V.P.
Kevin Bates	166,667			.60	2/11
Division President
Mitch Adelstein	7,942			1.50	8/09
Division President
ManoSivashanmugam			16,667	2.75	6/11
CIO

OPTION EXERCISES AND STOCK VESTED

Option Awards Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
David Greene, Senior V.P.	46,969	129,166

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Sam Battistone	2007	15,000			15,000
Dale Larsson	2007	20,000			20,000
Steven Rubin	2007	10,000		23,820	33,820
David Malina	2007	10,000		23,820	33,820

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

The members of the Compensation Committee of the Company’s Board of Directors have reviewed and discussed the Compensation Discussion and Analysis appearing in this transition report on Form 10-KT with management, and based upon such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that such Compensation Discussion and Analysis be included herein.

The Compensation Committee – Dale Larsson, David Malina

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders.

The following table sets forth as of March 1, 2008 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	1,914,564	(2)(3)	5.1%
Ross Tannenbaum	7,667,172	(4)	20.4%
Mano Sivashanmugam	16,667	(5)	*
Dorothy Sillano	750		*
Dale Larsson 1776 North State Street, ste #160 Orem, UT 84057	94,809		*
Mitch Adelstein	360,454	(6)	*
Kevin Bates	183,334	(7)	*
David M. Greene	392,747	(8)	1.0%
Steven Rubin 4400 Biscayne Blvd Miami, FL 33137	42,051	(9)	*
David Malina 4400 Biscayne Blvd Miami, FL 33137	10,000	(10)	*
The Frost Group, LLC 4400 Biscayne Blvd, 15th Floor Miami, FL 33137	5,205,405	(11)	13.8%
All Executive Officers and Directors as a group (10 persons)(12)	10,682,548		28.4%

See footnotes below.

*	Less than 1.0%

(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, suite 325 Plantation, Florida 33324.

(2)	Excludes 935,608 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	131,102
Dann Battistone	112,527
Brian Battistone	107,252
Mark Battistone	120,702
Cindy Battistone Hill	121,300
Signature, Inc.	342,725

(3)	Includes 11,725 shares which are the subject of stock options.

(4)	Includes 28,283 shares which are the subject of stock options.

(5)	Includes 16,667 shares which are the subject of stock options.

(6)	Includes 7,942 shares which are the subject of stock options.

(7)	Includes 166,667 shares which are the subject of stock options.

(8)	Includes 4,128 shares which are the subject of stock options.

(9)

Mr. Rubin is a member of The Frost Group, LLC. He disclaims beneficial ownership of the securities held by The Frost Group, LLC except to the extent of his pecuniary interest therein. Also, includes 10,000 shares which are the subject of stock options.

(10)	Includes 10,000 shares which are the subject of stock options.

(11)	Includes 77,200 shares owned by Frost Gamma.

(12)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The purchase price for the Assets included 1,500,000 shares of restricted common stock of the Company, issued as follows: (i) 1,000,000 Shares at closing; (ii) 166,667 Shares to be held in escrow to satisfy any Seller obligations arising under the indemnification provisions of the Agreement, and (iii) 333,334 shares (the “Rio Shares”) to be held in escrow to secure Seller’s obligation to obtain and assign to the Company a lease with respect to Seller’s operations at the Rio Hotel in Las Vegas Nevada of which said lease was subsequently received, triggering the release of the escrow shares. The number of Shares is subject to adjustment in the event certain payables of Seller being assumed by the Company exceed $500 or certain debt Seller owes the Company exceeds $1,418,000.

The Company had agreed to assume certain liabilities of Seller, including, but not limited to, notes payable in the amount of approximately $1,422,000, and an additional note payable to Sam Battistone, a principal and shareholder of Seller and a member of the Company’s Board of Directors, in the amount of $1,029,000 which was satisfied through the issuance by the Company of 166,667 shares of the Company’s common stock (with 83,333 shares issued at closing and 83,334 shares held together with the Rio Shares to secure Seller’s obligation to provide the Company with the Rio Lease), which said lease was subsequently received, triggering the release of the escrow shares, and the transfer of all interests of Seller in and to that certain NBA litho project.

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

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Friedman, Cohen, Taubman & Company for the nine months ended December 31, 2007 and Fiscal Year 2007.

	Nine Mths Ended 12/31/ 2007	Fiscal 2007
Audit Fees	$86,135	$70,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$86,135	$70,000

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees—This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of Dreams, Inc.’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include the consent for the Uniform Franchise Offering Circular and other accounting consulting for the nine months ended December 31, 2007.

Tax Fees—N/A

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

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Financial Statements Included in this Report	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and March 31, 2007.	F-3

Consolidated Statements of Operations for the nine months ended December 31, 2007, the nine months ended December 31, 2006, the year ended March 31, 2007 and the year ended March 31, 2006.	F-4

Consolidated Statement of Stockholders Equity for the nine months ended December 31, 2007, the year ended March 31, 2007 and the year ended March 31, 2006.	F-5

Consolidated Statement of Cash Flows for the nine months ended December 31, 2007, the nine months ended December 31, 2006, the year ended March 31, 2007, and the year ended March 31, 2006.	F-6

Notes to Consolidated Audited Financial Statements	F-7

Quarterly Financial Information	F-30

(b) Exhibits

Exhibit No.

3.1	Restated Articles of Incorporation, dated June 8, 1989 (1)

3.2	Articles of Amendment, dated March 28, 1996 (1)

3.3	Articles of Amendment, dated January 14, 1999 (1)

3.4	Articles of Amendment to the Revised Articles of Incorporation, dated April 5, 2005 (2)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated January 25, 2007 (3)

3.6	Bylaws (1)

4	Dreams, Inc. Equity Incentive Plan (3)

10.1	Stock Purchase Agreement between the Company and The Frost Group, LLC (4)

10.2	Asset Purchase Agreement between the Company and ProStars, Inc., dated December 26, 2006 (5)

10.3	Loan Agreement with Comerica Bank (6)

10.4	Form of Revolving Note (6)

10.5	Form of Acquisition Note (6)

10.6	Security Agreement dated June 6, 2007 (6)

10.7	Stock Purchase Agreement between Company and BKJ Consulting Corp, dated August 1, 2007

16	Letter from Grant Thornton LLP re: change in independent accountants (7)

21	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Filed with the Company’s Form 10-SB on September 7, 1999, and incorporated by this reference.

(2)	Filed with the Company’s Form SB-2/A on April 5, 2005, and incorporated by this reference.

(3)	Filed as an exhibit with the Company’s Form 8-k on January 29, 2007, and incorporated herein by this reference.

(4)	Filed as an exhibit with the Company’s Form 8-k on November 1, 2006, and incorporated herein by this reference.

(5)	Filed as an exhibit with the Company’s Form 8-k/a on March 12, 2007, and incorporated herein by this reference.

(6)	Filed as an exhibit with the Company’s Form 8-k/a on June 12, 2007, and incorporated herein by this reference.

(7)	Filed as an exhibit with the Company’s Form 8-k on March 23, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum
Ross Tannenbaum
President, Chief Executive Officer

Dated: March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum,
Chief Executive Officer and a Director
(principal executive officer )

Dated: March 27, 2008

By:	/s/ Dorothy Sillano
Dorothy Sillano, V.P. and Chief Financial Officer (principal financial officer)

Dated: March 27, 2008

By:	/s/ Sam Battistone
Sam Battistone, Director

Dated: March 27, 2008

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director

Dated: March 27, 2008

By:	/s/ David Malina
David Malina, Director

Dated: March 27, 2008

By:	/s/ Steven Rubin
Steven Rubin, Director

Dated: March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dreams, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Dreams, Inc. and Subsidiaries for the year ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dreams, Inc. and Subsidiaries for the year ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP

Fort Lauderdale, Florida

June 7, 2006 (except for Note 17, as to

    which the date is June 28, 2006)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dreams, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended December 31, 2007 and for the year ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dreams, Inc. and Subsidiaries as of December 31, 2007 and March 31, 2007, and the results of their operations and their cash flows for the nine months ended December 31, 2007 and for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective September 12, 2007 the Company changed its fiscal year to begin on January 1 and end on December 31.

FRIEDMAN, COHEN, TAUBMAN AND COMPANY, LLC

March 27, 2008

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	December31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,601	$753
Accounts receivable, net	4,395	2,287
Inventories	24,319	17,867
Prepaid expenses and deposits	1,999	1,337
Deferred tax asset	645	292

Total current assets	32,959	22,536
Property and equipment, net	3,891	3,504
Deferred loan costs	51	42
Goodwill, net	8,727	7,497
Other intangible assets, net	5,465	4,076
Deferred tax asset	284	—
Other assets	9	—

Total Assets	$51,386	$37,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,698	$3,198
Accrued liabilities	2,400	1,164
Current portion of long-term debt	712	667
Deferred credits	1,186	244
Deferred tax liability	—	—
Income tax payable	415	—

Total current liabilities	$15,411	5,273
Long-term debt, less current portion	2,199	379
Capital lease obligation	93	—
Long-term deferred tax liability	1,967	1,218
Borrowings against line of credit	4,952	6,352

Total Liabilities	$24,622	$13,222

Minority Interest in subsidiary	$4	$42
Stockholders’ equity:
Preferred stock authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2007 and March 31, 2007	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 and 100,000,000 shares; issued and outstanding 37,702,523 and 36,952,943 shares as of December 31, 2007 and March 31, 2007, respectively	35,213	33,636
Accumulated deficit	(8,453)	(9,245)

Total stockholders’ equity	26,760	24,391

Total liabilities and stockholders’ equity	$51,386	$37,655

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Nine Months Ended December 31, 2007 & 2006 and the Years Ended March 31, 2007 and 2006.

(Dollars in Thousands, except share and earnings per share amounts)

	9 months ended December 31, 2007	9 months ended December 31, 2006 (unaudited)	March 31, 2007	March 31, 2006
Revenues:
Manufacturing/Distribution	$13,554	$10,545	$14,960	$16,185
Retail	45,068	29,501	39,382	25,095
Management fees, net	—	263	334	224
Franchise fees and royalties	—	882	1,100	1,226
Other	1,080	143	184	—

Total revenues	59,702	41,334	55,960	42,730

Expenses:
Cost of sales – manufacturing/distribution	7,611	6,229	9,151	10,181
Cost of sales – retail	25,524	16,911	22,638	14,279
Operating expenses	23,406	14,951	21,444	16,523
Depreciation and amortization	928	515	708	639

Total expenses	57,469	38,606	53,941	41,622

Income from operations	2,233	2,728	2,019	1,108
Interest (expense), net	(708)	(390)	(528)	(454)
Other (expense) / income	(110)	—	(42)	3,657

Income before income taxes	1,415	2,338	1,449	4,311
Income tax (expense)	(623)	(912)	(469)	(1,762)
Net income	$792	$1,426	$980	$2,549

Basic and diluted income per share	0.02	0.05	$0.03	$0.09

Weighted average shares outstanding	37,328,962	30,808,547	32,271,327	27,404,643

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended December 31, 2007 and the Years Ended March 31, 2007 and 2006.

(Dollars in Thousands, except share and earnings per share amounts)

	Shares Outstanding	Common Stock & Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2005	9,393,866	22,845	(12,774)	10,071

Shares Issued-Rights Offering	9,695,389	1,745	—	1,745
Settlement of Debt and accruals via stock issuance	10,594,532	1,907	—	1,907
Rights Offering Costs	—	(241)	—	(241)
Stock options issued	—	30	—	30
Net income	—	—	2,549	2,549

Balance as of March 31,2006	29,683,787	26,286	(10,225)	16,061

Share Based Compensation Expense	—	32	—	32
Stock Options Converted/shares Issued	272,857	180	—	180
Settlement of debt	109,763	312	—	312
Shares Issued-Investor	5,128,205	1,992	—	1,992
Shares Issued-Acquisition (1)	1,666,667	4,500	—	4,500
Shares Held back-acquisition (1)	(166,667)	(400)	—	(400)
Shares Issued-Acquisition (2)	258,333	734	—	734
Net Income		0	980	980

Balance as of March 31, 2007	36,952,945	$33,636	$(9,245)	$24,391
Share Based Compensation Expense	—	76	—	76
Stock Options Converted/shares Issued	47,967	—	—	—
Reinstatement of debt	(109,763)	(312)	—	(312)
Shares Issued-Acquisition (3)	500,000	1,075	—	1,075
Shares Issued-Acquisition (1)	129,246	310	—	310
Shares Held back-acquisition (3)	182,128	428	—	428
Net Income	—	—	792	792
Balance as of December 31, 2007	37,702,523	35,213	(8,453)	26,760

(1)	Acquisition of Pro Stars

(2)	Acquisition of Unique Images

(3)	Acquisition of Schwartz Sports

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2007, 2006 and the Years Ended March 31, 2007 and 2006.

(Dollars in Thousands)

	December 31, 2007	December 31, 2006 (unaudited)	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$792	$1,426	$980	$2,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	893	443	649	562
Amortization	35	72	59	71
Deferred Loan Costs	40	15	39	59
Net loss from the sale of furniture, fixtures and equipment	—	—	40	—
FAS 123R Compensation expense	76	26	32	—
Deferred stock option expense	—	—	15	—
Deferred/current income tax expense(benefit)	113	521	421	1,750
Changes in assets and liabilities, net of effects from non-cash investing and finance activities:
(Increase)decrease in assets:
Accounts receivable	(2,108)	4,522	4,617	(5,165)
Notes receivable	—	(5)	—	—
Inventory	(6,452)	(4,482)	(5,978)	(2,070)
Prepaid expenses	(662)	(741)	(187)	397
Other asset	(9)	(130)	(387)	—
Increase(decrease) in liabilities:
Accounts Payable	7,132	1,921	(52)	784
Accrued liabilities	2,166	528	(135)	422
Minority interest in subsidiary		—	42
Deferred credits	942	496	(1)	87
Income tax payable	415	417	—	—

Net Cash Provided By (Used In) Operating Activities	3,373	5,029	154	(554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and equipment	(1,280)	(1,290)	(1,429)	(672)
Payment of contingent consideration	(454)	—	(401)	(270)
Sale/disposal of Property and equipment	—	(401)	78	25
Payments received on notes payable of Somerset sale	—	—	35	—
Payment made on acquisition of Fashion Valley	—	(50)	(55)	—
Acquisition costs-Pro Stars	—	—	(59)
Minority interest in subsidiary	(110)
Acquisition costs-Unique	—	—	(12)
Acquisition costs-Fashion Valley	—	—	(5)

Net cash Used in Investing Activities	(1,844)	(1,741)	(1,848)	(917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Line of Credit	37,854	21,743	62,015	41,419
Paydown on Line of Credit	(37,379)	(26,398)	(61,877)	(35,674)
Proceeds from Merrill Lynch Line of Credit	—	—	—	—
Payoff of Merrill Lynch Line of Credit	—	—	—	(4,499)
Proceeds from stock option exercise	—	—	180	—
Deferred loan costs	(48)	—	(13)	(88)
Cash received from stock offering, net	—	2,000	1,993	—
Repayment of Notes payable	(1,108)	(183)	(546)	(1,163)
Proceeds from Notes Payable				—
Rights Offering Costs	—	—	—	(46)
Cash acquired in acquisition of ProStars	—	—	262	—
Cash received from rights offering	—	—	—	1,745

Net Cash (Used in) Provided by Financing Activities	(682)	(2,838)	2,014	1,693

NET INCREASE IN CASH AND CASH EQUIVALENTS	848	450	320	222
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	753	433	433	211

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	1,601	$883	$753	$433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$80	$0	$0	$0

Cash paid during the period for interest	$673	$349	$491	$421

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of M&S stores inventory and accounts payable	$48
Cashless exercise of stock options	$129
Common stock issued in acquisition of Schwartz Sports	$1,503	—	—	—
Common stock issued in acquisition of ProStars, net		$4,100	$4,100
Common stock issued in acquisition of Unique			$734
Common stock issued in connection with note payable conversion				$1,000
Common stock issued in lieu of Casey debt repayment		$312	$312
Common stock issued resulting from cashless option exercise		$157	$157
Debt incurred in acquisition of Schwartz Sports	$1,168
Debt incurred in acquisition of Chicago Sun Times Show rights	$1,375
Debt incurred to buyout minority shareholder	$40
Debt incurred in acquisition of Florida Mall	$50
Debt incurred in acquisition of Fashion Valley		$241	$241
Debt incurred in acquisition of ProStars		$1,401	$1,401
Debt incurred in acquisition of Unique			$17
Debt originated from settlement				$524
Fixed assets acquired in acquisition of ProStars		$1,063	$1,063
Fixed assets acquired in acquisition of Unique			$73
Fixed assets acquired in acquisition of Fashion Valley		$10	$10
Deferred costs funded by loan
Note receivable for Somerset sale	$5	$35	$35
Goodwill adjustment to FansEdge acquisition price	$30	$222	$222	$651
Goodwill adjustment to Dreams Unique acquisition price	$42
Stock options issued in related party loan
Stock options issued in connection with services
Capitalized Rights offering costs				$241

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacture, distribution and sale of sports memorabilia products and acrylic display cases. The Company is also in the business of selling Field of Dreams® retail store franchises and operates retail stores and websites selling memorabilia and licensed sports products, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America. The nine months ended December 31, 2007 results are reflected in this transition report. The fiscal years ended March 31, 2007and March 31, 2006 are herein referred to as “fiscal 2007”and “fiscal 2006”, respectively.

Fiscal Year Change

Pursuant to a Consent Resolution of the Board of Directors dated September 12, 2007, the Company has changed its fiscal year end from March 31 to December 31. Management believes this will provide greater clarity to the investment community. As a result, the Company is filing this transitional report for the period of April 1, 2007 to December 31, 2007, on Form 10-K/T.

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

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations and credit card transactions from the internet division. The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set at an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of December 31, 2007 and March 31, 2007, the allowance for doubtful accounts was $67 and $33, respectively.

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

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. For the nine months ended December 31, 2007, these expenses were $4.4 million. Additionally, these expenses were $3.4 million and $1.9 million in fiscal 2007, and fiscal 2006, respectively.

Inventories

Inventories, consisting primarily of sports memorabilia products and acrylic cases, are valued at the lower of cost or market. Inventory value is determined using the specific identification and average cost methods.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the remaining lease period or the estimated useful life of the improvements, whichever is less. Maintenance and repairs are charged to expense as incurred and major renewals and betterments are capitalized.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during the years ended December 31, 2007 and March 31, 2007, and performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and determined no impairment was necessary.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, pre paid expenses, accounts payable, accrued liabilities and deferred credits; approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2007 and March 31, 2007, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

Income Taxes

Income tax expense includes United States and state income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities per SFAS 109. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) to account for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Refer to Note 11.

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

Potential common stock equivalents at December 31, 2007 were stock options to purchase 437,750 shares of common stock with exercise prices ranging from $.60 to $2.75 per share.

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

For the nine months ended December 31, 2007, the Company recorded $76 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expense in the Company’s Consolidated Statement of Operations. This expense was offset by a $30 deferred tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R): (Which the Company adopted effective Fiscal Year 2007).

Stock Options—The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options may also be granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three and five years. There were 36,667 options granted during the nine months ended December 31, 2007 with a weighted average issue price of $2.69. No options were granted during the fiscal year 2007, however, certain options awarded prior to March 31, 2006 vested during the year. Awards generally expire three to five years after the date of grant.

During the nine months ended December 31, 2007, 24,166 options vested. The Total Weighted Average (TWA) of shares vested for the nine months was 16,714. The TWA price vested during the period was $1.84.

As of December 31, 2007, there were 437,750 options outstanding with a weighted average exercise price of $.94 Vested options totaled 332,246 with a weighted average exercise price of $.97. Total outstanding options that were “in the money” at December 31, 2007 were 401,083 with an average price per option of $.78. Of those options, the vested “in the money” options totaled 309,080 with an average price of $.84 and the “in the money” unvested options totaled 92,003.

The following table summarizes the stock option activity from April 1, 2007 through December 31, 2007:

	Shares	Exercise Price	Weighted Avg. Exercise Price
April 1, 2007	493,582	$.60 - $1.50	$.89
Granted	36,667	$2.64 - $2.75	$2.69
Expired	(3,166)	$.90	$.90
Cancelled	(5,000)	$.90	$.90
Exercised	(84,333)	$1.20	$1.07
December 31, 2007	437,750	$.60 - $2.75	$.97

The following table breaks down the number of outstanding options with their corresponding contractual life, as well as the exerciseable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	[Outstanding]			[Exerciseable]
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.19	319,995	3.2	$.60	227,992	$.60
$1.20 to $1.50	81,088	1.6	$1.50	81,088	$1.50
$1.51 to $2.75	36,667	3.5	$2.69	24,166	$2.66

$0.60 to $2.75	437,750	2.9	$.94	333,246	$.97

At December 31, 2007, exercisable options had aggregate intrinsic values of $408,320.

The fair value for prior year grants was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions for:

year ended March 31. 2006

Expected Dividend Yield (1)	N/A
Expected Stock Price Volatility (2)	94.00%
Risk-Free Interest Rate (3)	4.74%
Expected Life in Years (4)	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.

(2)	The determination of expected stock price volatility for options granted was based on the Company’s historical common stock prices over a period commensurate with the expected life of the option.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.

(4)	The expected life in years for options is based on evaluations of historical and expected future employee behavior.

Fiscal 2006
Net income:
As reported	$2,549
Pro forma	$2,513
Basic and diluted income per share:
As reported	$0.09
Pro forma	$0.09

There was no stock-based employee compensation expense included in net income in fiscal 2006. The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

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

1.	Nature of Business and Summary of Significant Accounting Policies

NEW	ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that will require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which should be retrospectively applied. Early adoption of SFAS No. 160 is also prohibited. Accordingly, the Company will be required to adopt SFAS No. 160 as of January 1, 2009. Management does not believe that the adoption of SFAS No. 160 will have a material effect on the Company’s consolidated results of operations, cash flows or financial position.

In December 2007, the FASB also issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs the acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for the acquisition of a business after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurements attributes the entity elects for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will not elect the fair value option available for those assets and liabilities which are eligible under SFAS No. 159, and accordingly, there will be no impact on the Company financial position and results of operations attributable to SFAS No. 159.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period for fiscal years beginning after December 15, 2006. Dreams has adopted FIN 48 and there is no material impact on its financial condition, results of operations, cash flows or disclosures.

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

Schwartz Sports

Effective August 1, 2007, the Company entered into a stock purchase agreement with the shareholders of BKJ Consulting Corp., an Illinois corporation that owned and operated Schwartz Sports, a Chicago based sports memorabilia company. The Company acquired 100% of the outstanding shares of BKJ Consulting Corp. in exchange for 500,000 newly issued, restricted common shares of Dreams, Inc. The Company disclosed this transaction on a Form 8-K dated August 2, 2007. As a result of the acquisition, the Company recorded approximately $1.8 million of inventory and $867 of Goodwill on its books. Additionally, $1.2 million in notes payable and $1.5 million in common stock or 682,128 restricted shares were issued to complete this transaction.

Florida Mall

Effective July 14, 2007, the Company entered into an asset purchase agreement with The Pentagon Group of Orlando, Inc., a Florida corporation that owned and operated a franchised Field of Dreams® store in Orlando, Florida. The Company paid $50 at closing and provided a $50 one-year promissory note, without interest in return for approximately $50 in inventory and all lease-hold improvements and other tangible assets used in the operation. As a result of the acquisition, the Company recorded $6 of Goodwill.

M & S, Inc.

Effective June 16, 2007, the Company entered into an asset purchase agreement with M & S, Inc. The agreement calls for the Company to acquire certain assets associated with the retail operations of existing Field of Dreams® stores at The Mall at Wellington Green, Sawgrass Mills Mall, Town Center at Boca Raton, the PGA Gardens Mall (all located in South Florida) and Menlo Park in New Jersey. An executive of the Company is also a 25% owner of the selling group. The assets acquired consist of all inventory located at these stores, all interests in the leases which have been or are to be assigned, all other tangible properties and assets used or held for use at the Field of Dreams stores, including equipment, furniture and fixtures and all intellectual property assets of the Seller. However, leases associated with the PGA Gardens Mall and Menlo Park was not assumed by the Company. The purchase price was the assumption of debts and trade payables up to an equivalent amount of actual inventory which approximated $450.

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

Major Vendors

For the nine months ended December 31, 2007, there were no major vendors. However, one of the Company’s vendors represented 13% of the total purchases for the year ended March 31, 2007.

4.	Inventories

The components of inventories as of:

	December 31, 2007	March 31, 2007
Raw materials	$363	$302
Work in process	76	108
Finished goods, net	23,880	17,457

Total	$24,319	$17,867

The reserve for slow moving inventory was$270 at December 31, 2007and $227 at March 31, 2007

5.	Property and Equipment

The components of property and equipment as of:

	December 31, 2007	March 31, 2007
Leasehold improvements	$1,692	$1,666
Machinery and equipment	454	1,838
Office and other equipment and fixtures	1,085	1,966
Transportation equipment	216	77
Computer equipment and software	3,378

	6,825	5,547
Less accumulated depreciation	(2,934)	(2,043)

	$3,891	$3,504

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

Total
Balance – March 31, 2006	$1,932
Acquisition of businesses	5,381
Adjustment to purchase price	184

Balance as of March 31, 2007	$7,497
Acquisition of business	867
Adjustment to purchase price	363

Balance as of December 31, 2007	$8,727

The following table provides information about changes relating to intangible assets for the nine months ended December 31, 2007 and in the year ended March 31, 2007:

	December 31, 2007
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	5.4	$325	(151)	174
Other	2.2	78	(78)	—

		403	(229)	174

Indefinite-lived intangible assets:
Trademarks		3,886	—	3,886
Franchise licenses		130	—	130
Other		1,275	—	1,275

		5,291		5,291

Total		$5,694	$(229)	$5,465

	March 31, 2007
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	7	$175	(125)	50
Other	2.2	78	(68)	10

		253	(193)	60

Indefinite-lived intangible assets:
Trademarks		3,886	—	3,886
Franchise licenses		130	—	130

		4, 016	—	4,016

Total		$4,269	$(193)	$4,076

Amortization expense for the nine months ended December 31, 2007 was $35. For the fiscal years 2007 and 2006, it was $59 and $71, respectively.

7.	Line of Credit

At December 31, 2007, the Company had a revolving line of credit with a financial institution which allowed the Company to borrow up to $15 million for working capital purposes based on eligible accounts receivable and inventories. The net availability as of December 31, 2007 was $15.0 million, which consisted of $12.2 million in inventory and $2.8 million in accounts receivables. The balance outstanding on the loan as of March 1, 2008 was $8.5_ million resulting in the excess availability of $6.5 million as of March 1, 2008. The line of credit carries a floating annual interest rate at prime minus .75 basis points or fixed at 30 day Comerica costs of funds plus 1.50%. As of March 1, 2008 the interest rate on the loan was 5.25%. The line of credit is collateralized by the Company’s assets. The advanced rates as of December 31, 2007 were 80% for eligible accounts receivables and 60% for inventories. The Company also has a $3 million “Acquisition Line” with Comerica Bank of which the entire amount was available at December 31, 2007. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include a fixed charge coverage ratio and minimum tangible net worth. Interest expense associated with the line of credit for the nine months ended December 31, 2007 was $643, and for the twelve months ended March 31, 2007 was $494.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at:

	December 31, 2007	March 31, 2007
Payroll costs (including bonuses and commissions)	$777	$271
Additional purchase consideration due FansEdge	—	474
Professional fees	50	66
Accrued royalties	630	121
Other trade accruals	943	232

	$2,400	$1,164

9.	Notes Payable

Notes payable consists of the following at:

	December 31, 2007	March 31, 2007
Note payable, unsecured, due November 2007, monthly payments of $50,000, no stated interest rate	$—	$440
Note payable, unsecured, due October 2007, monthly payments of $10,000, no stated interest rate	—	68
Note payable to seller of Field of Dreams store; unsecured, due December 2009, monthly payments of $5,822 including interest at 7% annually. $50,000 balloon payment due at end	181	226
Note payable, unsecured, due February 2011, monthly payments $7,320 including interest at 6.0% annually	252	312
Note payable, unsecured, due July 2008, monthly payments of $4,167, no stated interest rate	29	—
Note payable, unsecured, due January 2011, monthly payments of $8,247, including interest at 6% annually	276	—
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 1 year	80	—
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	220	—
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	100	—
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 1 year	50	—

	December 31, 2007	March 31, 2007
Notes payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	200	—
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	518	—
Note payable, unsecured, due February 2008, with no stated interest rate	30	—
Note payable, unsecured, due April 2012, with no stated interest rate. Payments made annually now and until maturity between $100,000 and $300,000	975	—

	2,911	1,046
Less current portion	(712)	(667)

	$2,199	$379

Interest expense on the notes for the nine months ended December 31, 2007 was $30, and for the twelve months ended March 31, 2007 was $16.

For notes that have no stated interest rates, the Company has imputed a rate of 6%.

10.	Stockholders’ Equity

Common Stock: As of December 31, 2007 and March 31, 2007, the Company had 100,000,000 and 100,000,000 shares authorized and 37,702,523 and 36,952,945 common shares issued and outstanding.

Preferred Stock: As of December 31, 2007 and March 31, 2007, the Company had 10,000,000 shares authorized and -0- preferred shares issued and outstanding for both periods.

Stock Split

The Company received approval from a majority of its shareholders on January 25, 2007 to effectuate a reverse stock split of its common shares. Consequently, the Board determined that a 1 for 6 reverse stock split would be effective on January 30, 2007. All share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

Stock Options: The following table summarizes information about the stock options outstanding:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at March 31, 2005	656,094	1.26

Granted	400,000	.60
Exercised	—	—
Expired/Canceled	(250,000)	1.50

Outstanding at March 31, 2006	806,094	.84
Granted	—	—
Exercised	(308,332)	.85
Expired/Canceled	(4,166)	.60
Less fractional shares as a result of 1 for 6 reverse stock split	(14)

Outstanding at March 31, 2007	493,582	$.85
Granted	36,667	2.69
Exercised	(84,333)	1.20
Expired/Canceled	(8,166)	.90

Outstanding at December 31, 2007	437,750	.97

Options exercisable as of December 31, 2007, March 31, 2007 and 2006, were 332,246, 396,079 and 606,093, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2007 was $.97 and for fiscal 2007 was $.90, and for fiscal 2006 was $.24 per share.

11.	Income Taxes

The components of the income tax provision (benefit) are as follows:

	9 months December 31, 2007	Fiscal 2007	Fiscal 2006
Current:
Federal tax expense/ (benefit)	$452	$85	$10
State tax expense/ (benefit)	30	2	2
Deferred:
Federal tax expense/ (benefit)	93	301	1,361
State tax expense/ (benefit)	48	81	389

	$623	$469	$1,762

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	9 months December 31, 2007	Fiscal 2007	Fiscal 2006
Current
Allowance for doubtful accounts	$27	$13	$39
Inventory reserve	109	90	86
Inventory capitalization adjustment	344	157	66
Accrued expenses	165	85	138
Insurance reimbursement	—	(53)	(1,400)

	645	292	(1,071)
Long-term
Stock options	42	21	15
Federal and states NOL carry-forward	194	444	1,919
Capital loss carry-forward	187	187	187
Alternative Minimum Tax credit	49	126	51
Charitable contributions	—	11	5
Depreciation and amortization	(1,968)	(1,820)	(1,447)
Less valuation allowance	(187)	(187)	(187)

	$(1,683)	$(1,218)	$543

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187, $187 and $187 as of December 31, 2007, March 31, 2007 and March 31, 2006, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2007. The tax years subject to examination by the taxing authorities are the years ended December 31, 2007, March 31, 2007 and March 31, 2006.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the nine months ended December 31, 2007 and for the years ended March 31, 2007 and 2006 is as follows:

	9 months December 31, 2007	Fiscal 2007	Fiscal 2006
Tax at U.S. statutory rate	34%	34%	34%
State taxes, net of federal benefit	6	6	6
Non-deductible items	1	1	—
Other	(1)	(8)	—

	40%	33%	40%

At December 31, 2007 the company will use all federal net operating loss carryforwards. The Company has state net operating loss carryforwards of approximately $3.3 million which expires by 2025.

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

Operating Leases

As of December 31, 2007, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next seven years and some contain provisions for certain annual rental escalations. One of the Company’s leases requires the Company to pay percentage rent based on the revenues of the company-owned stores. Total percentage based rent payments were $33 for the nine months ended December 31, 2007, $50 in fiscal 2007 and $59 in fiscal 2006.

The future aggregate minimum annual lease payments under the Company’s noncancellable operating leases are as follows:

Calendar Year
2008	$5,061
2009	4,120
2010	2,924
2011	2,328
2012	2,693
Thereafter	4,171

Total minimum lease commitments	$21,297

Rent expense charged to operations for the nine months ended December 31, 2007, fiscal 2007 and fiscal 2006 were $2.9 million, $2.3 million and $2.2 million, respectively.

Capital Leases

The Company has entered into a capital lease for office equipment. The lease requires monthly payments aggregating $1,902 and expire in 2012. The interest rate on this capital lease is 5%.

Future minimum payments required under the capital leases consist of the following as of December 31, 2007:

Year Ending December 31,	Amount
2008	$23
2009	23
2010	23
2011	23
2012	17
Total	108
Less Amount representing interest	(15)

Present Value of net minimum lease payments	$93

Future Contractual Payments to Athletes

As of December 31, 2007 the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Calendar Year
2008	$1,418
2009	1,319
2010	305
2011	236
2012	15

$3,293

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

2007	2006	2005	2004
$472	$393	$170	$95

*	There are no further payments required as the term of the purchase agreement has expired.

14.	Related Party Transactions

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

On January 12, 2005, the Company entered into a licensing agreement with Pro Stars, Inc., a corporation in which the Company’s chairman of the board was an executive officer. Under the terms of the agreement, the Company received a 10% licensing fee on the revenues generated from our 365 live marketing concepts which we licensed to Pro Stars, Inc. The license fees received were $327 and $350 in fiscal 2007 and fiscal 2006, respectively. Effective December 26, 2006, the Company bought back the majority interest in the 365 Live marketing concept from Pro Stars, Inc., via an asset purchase agreement. On December 26, 2006, the Company completed its asset purchase agreement with Pro Stars, Inc., a company in which the current Chairman was an executive officer. The assets acquired under the agreement included; (i) a majority equity interest in four entities that operated three Las Vegas based Field of Dreams® stores (ii) up to $2 million of inventory used in the stores, (iii) substantially all other assets used by the Seller in the operation of the Business and (iv) a marketing venture known as “Stars Live 365”. In January 2007, the Chairman resigned his positions with Pro-Stars, Inc.

15.	Franchise Information

The Company licenses the right to use the proprietary name Field of Dreams® from Universal Studios Licensing, Inc. (“USL”), formerly known as Universal Merchandising, Inc. Pursuant to the most recent amendment to the licensing agreement, the Company pays USL one percent of each company-owned and franchise unit’s gross sales, with a minimum annual royalty of $100. The Company pays royalties to USL of $5 for each new franchised unit opened and one percent of each franchised unit’s gross sales. This $5 fee is not an advance against royalties. At December 31, 2007, the Company had 10 units owned by franchisees and had 17 company-owned units.

The Company is required to indemnify USL for certain losses and claims, including those based on defective products, violation of franchise law and other acts and omissions by the Company. The Company is required to maintain insurance coverage of $3.0 million per single incident. The coverage is current as of December 31, 2007 and names USL as the insured party.

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

The Company franchise activity is summarized as follows:

	9 months December 31, 2007	March 31, 2007	March 31, 2006
In operation at period end	10	16	19
as a result of the following activity:	—
Opened during the period	—	—	—
Closed during the period	—	—	—
Acquired by franchisee during the period	—	1	—
Acquired by corporate during the period	(6)	(4)	(1)

16.	Business Segment Information

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

The Retail Operations segment is comprised of traditional brick and mortar and Internet:

Brick and Mortar

As of December 31, 2007, the Company owned and operated 17 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles. The Company has multiple stores in the south Florida and Las Vegas markets. The Company is opening its prototype FansEdge store in Chicago in April 2008.

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

All of the Company’s revenue generated during the nine months ended December 31, 2007, fiscal 2007 and fiscal 2006, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the nine months ended December 31, 2007 and fiscal years ended March 31, 2007 and 2006 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2007
Net sales	$17,423	$45,049	$62,472
Intersegment net sales	(3,869)	(53)	(3,922)
Operating earnings	2,030	2,711	4,741
Total assets	17,097	25,725	42,822

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Franchise Operations	Total
March 31, 2007
Net sales	$18,138	$39,371	$896	$58,405
Intersegment net sales	(3,026)	0	(86)	(3,112)
Operating earnings	1,255	2,471	179	3,905
Total assets	11,593	18,883	82	30,558
March 31, 2006
Net sales	$18,796	$25,095	$836	$44,727
Intersegment net sales	(2,565)	0	(38)	(2,603)
Operating earnings	2,236	1,288	386	3,910
Total assets	15,381	7,172	101	22,654

Reconciliation to consolidated amounts is as follows:

	9 mths ended December 31, 2007	FY2007	FY2006
Revenues:
Total revenues for reportable segments	$62,472	$58,405	$44,727
Other revenues	1,152	667	606
Eliminations of intersegment revenues	(3,922)	(3,112)	(2,603)

Total consolidated revenues	$59,702	$55,960	$42,730
Pre-tax earnings / (loss):
Total earnings for reportable segments	$4,741	$3,905	$3,910
*Other (loss) / income	(2,619)	(1,928)	855
Interest expense	(707)	(528)	(454)

Total income before income taxes	$1,415	$1,449	$4,311

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

17.	Insurance Proceeds

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

As a result of our Asset Purchase Agreement with Pro-Star, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store; and 88.125% of the marketing venture known as “Stars Live 365”. The Company records 100% of the revenues generated from these operations and then records a “minority interest expense” representing the limited partners’ earned pro-rata share of the actual profits. The minority interest expense at December 31, 2007 was approximately $27 and is included in accrued liabilities at year end. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three stores and Stars Live 365.

Effective August 29, 2007, the Company bought back 6.5% interest in the Caesars Forum Shops Field of Dreams store from an individual for $40. As a result, the Company’s interest in the Caesars store is now 93%.

19.	Valuation and Qualifying Accounts

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. The following table sets forth the change in each of those reserves for the nine months ended December 31, 2007 and the year ended March 31, 2007.

Allowance for accounts receivable
Balance as of March 31, 2007	$33
Provision	49
Write offs	(15)

Balance as of December 31, 2007	$67

20.	Subsequent Events

On February 8, 2008. Dreams, Inc. announced that its Board of Directors has authorized the repurchase of up to $1,000,000 of the Company’s common stock when market prices make repurchases advantageous.

NINE MONTHS ENDED DECEMBER 31, 2007 QUARTERLY FINANCIAL INFORMATION

Three months ended

	*December 31, 2007	September 30, 2007	June 30, 2007
Net Sales	$36,570	$12,584	$10,548
Cost of Goods Sold	20,630	6,947	5,499

Gross Profit	15,940	5,637	5,049
Operating Expenses	11,477	6,684	6,192

Operating Income/(Loss)	4,463	(1,047)	(1,143)
Other Income (Expenses)	(27)	(38)	(45)
Interest Expense	277	194	237

Income (Loss) Before Taxes	4,159	(1,279)	(1,425)
Provision (Benefit) for income taxes	1,711	(496)	(552)

Net Income (loss)	$2,448	$(783)	$(873)

Earnings (loss) per common share, basic	$0.07	$(0.02)	$(0.02)
Earnings (loss) per common share, diluted	$0.07	$(0.02)	$(0.02)
Weighted Average shares Outstanding:
Basic	37,328,962	37,203,417	36,958,391
Diluted	37,596,089	37,491,410	37,287,900

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

FISCAL 2007 QUARTERLY FINANCIAL INFORMATION

(unaudited)

Three months ended

	March 31, 2007	*December 31, 2006	September 30, 2006	June 30, 2006
Net Sales	$14,626	$24,853	$8,557	$7,924
Cost of Goods Sold	8,658	13,929	4,700	4,511

Gross Profit	5,968	10,924	3,857	3,413
Operating Expenses	6,562	7,411	4,229	3,826

Operating Income/(Loss)	(594)	3,513	(372)	(413)
Other Income (Expenses)	(42)	—	—	—
Interest Expense	138	104	134	152

Income(Loss) Before Taxes	(774)	3,409	(506)	(565)
Provision (Benefit) for income taxes	(327)	1,328	(202)	(214)

Net Income (loss)	$(447)	$2,081	$(304)	$(351)

Earnings (loss) per common share, basic	$(.01)	$0.06	$(.01)	$(.01)
Earnings (loss) per common share, diluted	$(.01)	$0.06	$(.01)	$(.01)
Weighted Average shares Outstanding:
Basic	36,744,642	33,045,843	29,683,787	29,683,787
Diluted	36,744,642	33,045,843	29,683,787	29,683,787

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

FISCAL 2006 QUARTERLY FINANCIAL INFORMATION

(unaudited)

Three months ended

	March 31, 2006	*December 31, 2005	September 30, 2005	June 30, 2005
Net Sales	$11,537	$18,263	$6,878	$6,055
Cost of Goods Sold	7,882	9,885	3,483	3,207

Gross Profit	3,655	8,378	3,395	2,848
Operating Expenses	4,911	5,661	3,539	3,052

Operating Income/(Loss)	(1,256)	2,717	(144)	(204)
Other Income (Expenses)	3,657	—	—	—

Earnings Before Interest and Taxes	2,401	2,717	(144)	(204)
Interest Expense	115	102	83	154

Income(Loss) Before Taxes	2,286	2,615	(227)	(358)
Provision (Benefit) for income taxes	951	1,046	(91)	(144)

Net Income (loss)	$1,335	$1,569	$(136)	$(214)

Earnings (loss) per common share, basic	$0.04	$0.05	$(0.00)	$(.01)
Earnings (loss) per common share, diluted	$0.04	$0.05	$(0.00)	$(.01)
Weighted Average shares Outstanding:
Basic	29,683,787	29,683,787	29,683,787	20,542,174
Diluted	29,683,787	29,683,787	29,683,787	20,542,174

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

Exhibit Index

Exhibit No.	Description

10.7	Stock Purchase Agreement between Company and BKJ Consulting Corp, dated August 1, 2007

21	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)