Form 10-Q
period 2008-03-31
DREAMS INC
filed 2008-05-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008 there were 37,698,223 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,487	$1,601
Accounts receivable, net	2,648	4,395
Inventories	26,273	24,319
Prepaid expenses and deposits	2,626	1,999
Deferred tax asset	849	645

Total current assets	$33,883	$32,959
Property and equipment, net	4,038	3,891
Deferred loan costs	41	51
Other intangible assets, net	5,451	5,465
Goodwill, net	8,766	8,727
Deferred tax asset	471	284
Other assets	9	9

Total assets	$52,659	$51,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,181	$10,698
Accrued liabilities	2,265	2,400
Current portion of long-term debt	315	712
Deferred credits	306	1,186
Income tax payable	—	415

Total current liabilities	$7,067	$15,411
Long-term debt, less current portion	2,204	2,199
Capital lease obligation	88	93
Borrowings against line of credit	14,578	4,952
Long-term deferred tax liability	2,154	1,967

Total Liabilities	$26,091	$24,622
Minority interest in subsidiary	4	4
Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,702,523 and 37,705,023 shares as of December 31, 2007 and March 31, 2008, respectively.	35,257	35,213
Accumulated deficit	(8,693)	(8,453)

Total stockholders’ equity	26,564	26,760

Total liabilities and stockholders’ equity	$52,659	$51,386

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Manufacturing/Distribution	$5,611	$4,338
Retail	12,767	9,957
Other	140	331

Total Revenues	$18,518	$14,626
Expenses:
Cost of sales-mfg/distribution	$2,987	$2,845
Cost of sales-retail	6,982	5,813
Operating expenses	8,514	6,562
Depreciation and amortization	209	193

Total Expenses	$18,692	$15,413

(Loss) before interest and taxes	(174)	(787)
Interest expense, net	148	138
Other expense	37	42

(Loss) before income taxes	(359)	(967)
Income tax benefit	119	520

Net (loss)	$(240)	$(447)

(Loss) per share:
Basic: (Loss) per share	$(0.01)	$(0.01)
Weighted average shares outstanding – Basic	37,703,211	36,744,642
Diluted: (Loss) per share	$(0.01)	$(0.01)
Weighted average shares outstanding – Diluted	37,876,886	37,267,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ending March 31, 2008 and March 31, 2007

(Dollars in Thousands)

	03/31/08	03/31/07
Cash Flows from Operating Activities
Net Loss	$(240)	$(447)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	196	197
Amortization	13	11
Deferred loan costs	10	24
Net (gain) loss from sale of property and equipment	—	40
FAS 123R Compensation expense	2	6
Deferred stock option expense	—	15
Deferred tax benefit, net	(119)	(100)
(Increase) decrease in:
Accounts receivable	1,747	95
Notes Receivable	—	5
Inventories	(1,954)	(1,496)
Prepaid expenses and deposits	(627)	554
Other Assets	—	(257)
Increase (decrease) in:
Accounts payable	(6,612)	(1,973)
Accrued liabilities	(135)	(663)
Deferred revenues	(880)	(497)
Minority interest	—	42
Income tax payable	(405)	(420)

Net cash used in operating activities	(9,004)	(4,879)

Cash Flows from Investing Activities
Sale of property and equipment	—	78
Payments received on notes payable of Somerset sale	—	35
Payment made on acquisition of Fashion Valley	—	(5)
Acquisition Costs- Prostars	—	(59)
Acquisition Costs- Unique	—	(12)
Acquisition Costs-Fashion Valley	—	(5)
Cash Acquired in acquisition of Prostars	—	262
Purchase of property and equipment	(343)	(139)

Net cash used in investing activities	(343)	155

Cash Flows from Financing Activities
Proceeds from Line of Credit	14,607	40,276
Paydown on Line of Credit	(4,978)	(35,479)
Deferred loan costs	—	(13)
Cash received from stock offering	—	(7)
Proceeds from stock option exercise	2	180
Repayment of Notes payable	(393)	(363)
Repayment of Capital lease	(5)	—

Net cash provided by financing activities	9,233	4,594

Net (decrease) in cash and cash equivalents	(114)	(130)
Cash and cash equivalents at beginning of period	1,601	883

Cash and cash equivalents at end of period	$1,487	$753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	148	138
Cash paid for Income taxes	415	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additional common stock issued in acquisition of ProStars	39	—
Common stock issued in acquisition of Unique	—	734
Debt incurred in acquisition of Unique	—	17
Fixed assets incurred in acquisition of Unique	—	73
Goodwill adjustment to FansEdge acquisition price	—	222

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/T, for the fiscal year ended December 31, 2007, filed with the SEC on March 27, 2008.

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

Fiscal Year

Pursuant to a Consent Resolution of the Board of Directors dated September 12, 2007, the Company has changed its fiscal year end from March 31 to December 31. Management believes this will provide greater clarity to the investment community. As a result, the Company filed a report covering the transitional period of April 1, 2007 to December 31, 2007, on Form 10-K/T.

Stock Split

The Company received approval from a majority of its shareholders on January 25, 2007 and the Company’s Board approved a 1 for 6 reverse stock split effective January 30, 2007. All share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

Stock Buy Back

On February 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $1,000,000 of the Company’s common stock when market prices make repurchases advantageous.

Earnings per Share

For the three months ended March 31, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,703,211. For the three months ended March 31, 2008, weighted average shares outstanding for the diluted earnings per share purposes was 37,876,886.

For the three months ended March 31, 2007, weighted average shares outstanding for basic earnings per share purposes was 36,744,642. For the three months ended March 31, 2007, weighted average shares outstanding for the diluted earnings per share purposes was 36,744,642.

Stock Compensation

Effective April 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment”, which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

For the three months ended March 31, 2008, the Company recorded $2 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations. This expense was offset by approximately a $1 in a deferred tax benefit for non-qualified share–based compensation.

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

While there were no options granted during the three months ended March 31, 2008, certain options awarded previously vested during the period.

Vested options totaled 361,410 with an average price of $.94. Total outstanding options that were “in the money” at March 31, 2008 were 315,829 with an average price per option of $.60. Of those options, the vested “in the money” options totaled 256,156 with an average price of $.60 and the “in the money” unvested options totaled 59,763.

There were 2,499 options exercised and 1,667 options cancelled during the period ended March 31, 2008.

The following table summarizes the stock option activity from January 1, 2008, through March 31, 2008:

	Options	Exercise Price	Weighted Avg. Exercise Price
January 1, 2008	437,750	$.60 - $2.75	$.97
Granted	—
Expired	—
Cancelled	1,667.60		.60
Exercised	2,499.60		.60
March 31, 2008	433,584	$.60 - $2.75	$.95

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 3/31/08

Outstanding	Exerciseable

Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.19	315,829	2.9	.60	256,156.60
$1.20 to $2.14	81,088	1.3	1.50	81,088	1.50
$2.15 to $2.75	36,667	3.2	2.69	24,166	2.66
$.60 to $2.750	433,584	2.6	.95	361,410.94

At March 31, 2008, exercisable options had aggregate intrinsic values of $170,548.

Income Taxes

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 and $187 as of December 31, 2007 and March 31, 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2007. The tax years subject to examination by the taxing authorities are the years ended December 31, 2007 and March 31, 2007.

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

The Retail Operations segment is comprised of traditional brick and mortar stores and Internet sites:

Brick and Mortar

As of March 31, 2008, the Company owned and operated 16 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles. The Company has multiple stores in the South Florida and Las Vegas markets. The Company is also targeting the opening of its prototype FansEdge store in Chicago this spring.

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of athlete web sites including, but not limited to: www.peterose.com, www.danmarino.com, and www.dickbutkus.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

All of the Company’s revenue generated in the three months ended March 31, 2008 and March 31, 2007, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information

Segment information for the three month periods ended March 31, 2008 and March 31, 2007 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
March 31, 2008
Net sales	6,847	12,763	19,610
Intersegment net sales	1,236	—	1,236
Operating earnings / (loss)	1,229	(620)	609
Total assets	16,884	25,966	42,850

March 31, 2007
Net sales	4,929	9,965	14,894
Intersegment net sales	791	—	791
Operating earnings / (loss)	266	(531)	(265)
Total assets	11,593	18,883	30,476

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	3/31/08	3/31/07
Revenues:
Total revenues for reportable segment	$19,610	$15,095
Other revenues	144	322
Eliminations of intersegment	(1,236)	(791)

Total consolidated revenues	$18,518	$14,626
Pre-tax (loss) :
Total operating earnings for reportable segments	609	(265)
*Other (loss)	(820)	(564)
Less: Interest expense	148	138

Total consolidated (loss) before taxes	$(359)	$(967)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$343	$363
Work in process	74	76
Finished goods, net	25,856	23,880

Total	$26,273	$24,319

5.	Related Party Transactions

At March 31, 2007, the Company had an accrued earn-out obligation to the former shareholders of FansEdge per the stock purchase agreement of October 2003. One of the former shareholders of FansEdge is a named executive officer. The officer’s share of the earn-out distribution for fiscal year ended March 31, 2007 was approximately $307. This amount was paid in July 2007. Contractually, that was the final year of the earn-out arrangement between Dreams and the former shareholders of FansEdge.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million “acquisition line” to fund the cash portion of future strategic acquisitions. The loan is secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances is prime minus .75 or 30 day Comerica costs of funds plus 1.50% for the revolver and prime minus .25 or 30 day Comerica costs of funds plus 2.25% for funds drawn from the acquisition line. The Company used $6.7 million of the revolver to pay-off the loan balances owed to the Company’s prior senior lender, La Salle Bank. In addition, the Company incurred about $45 in closing fees with Comerica Bank. The credit facility requires that certain performance financial covenants be met on a quarterly basis. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories. As of March 31, 2008, the Company had $14.6 million outstanding on the revolver. The Company had approximately $.4 million available on the revolver and the full $3.0 million on the acquisition line. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15 million to $21.5 million to support the Company’s 2008 projected growth and business plan.

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

We generate revenues from:

•	our retail segment which includes our 16 Company owned stores and our e-commerce component;

•	our manufacturing distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom acrylic display cases and custom framing and other items;

•	our franchise program through the 9 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

We have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in 2004 to nearly $40 million last year. Internet sales for our quarters ended March 31, 2008 and March 31, 2007, were $9.4 million and $6.3 million, respectively.

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

Corporate Initiatives

The following is a partial list of our recent corporate initiatives:

•

We completed our site selection and store design for our 1st FansEdge brick & mortar store in the Chicago market scheduled to open the spring of 2008. This retail component will complement the success this brand has enjoyed on-line. This strategy of positioning our FansEdge brand by adding stores to the web presence will result in our becoming the first multi-channel, fan focused retailer in the industry. Additional FansEdge store openings are planned for later this year.

•

We hired a 10-year veteran in charge of retail marketing at Major League Baseball to lead the sales and marketing efforts on behalf of our Dreams Retail Solutions team. Dreams Retail Solutions builds, hosts, and operates Web stores for third party brands. This “syndication” model is a result of our proprietary e-Commerce platform becoming scalable and our unparalleled depth of product selection. This model should be a meaningful contributor to our overall revenues and profitability beginning this year.

•

We have targeted Las Vegas, our highest volume market, for the opening of new Field of Dreams® and FansEdge stores. In addition, we will expand our 365 Live model which features athletes appearing and signing autographs in several locations. Technology integration will play a prominent role in enhancing the experience and expanding the market for our products and services for both our Field of Dreams stores and 365 Live venues this year.

•	Mounted Memories and Schwartz Sports, co-producers of the Chicago Sun-Times Collectibles show, began working on enhancements for future shows to take the show experience to new heights.

We believe we have sufficient cash and capital available under our credit facilities to fund these corporate initiatives cited above.

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

Some of the important non financial measures which management reviews are: unique visitors to our web sites, foot traffic in our stores, sales conversion rates and average sold unit prices.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that wins a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations and corporate expenses to support our expansion and growth strategy.

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

	March 31, 2008	December 31, 2007
Accounts receivable	$2,715	$4,416
Allowance for doubtful accounts	67	67

Accounts receivable, net	$2,648	$4,395

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. The Company’s current reserve for inventory obsolescence is $275.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of March 31, 2008 and December 31, 2007, was necessary.

Goodwill and Unamortized Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair value. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds it implied fair value.

The Company’s evaluations of the carrying amount of goodwill, were completed as of December 31, 2007 and March 31, 2007 in accordance with SFAS 142, resulted in no impairment losses. There were no material changes in the carrying amount of goodwill for the three months ended March 31, 2008.

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

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	2008	2007
Net Sales	1.00	1.00
COGS	.54	.59
Gross Profit	.46	.41
*Operating Expenses	.46	.45
Operating Income (loss)	(.01)	(.05)
Income (loss) before income taxes	(.02)	(.07)
Net Income (loss)	(.01)	(.03)

*	Does not include depreciation.
**	Above table may not foot due to rounding

Three Months Ended March 31, 2008 versus the Three Months Ended March 31, 2007

Revenue. Total revenues increased 26.6% to $18.5 million for the three months ended March 31, 2008, from $14.6 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce component and our wholesale/distribution divisions.

Manufacturing/Distribution revenues increased 38.7% to $6.8 million for the three months ended March 31, 2008 from $4.9 million in the same period last year. Net revenues (after eliminating intercompany sales) increased 30.2% to $5.6 million for the three months ended March 31, 2008, from $4.3 million in the same period last year. The increase in manufacturing/distribution revenues for the period was attributed to the Company’s participation in Orange Bowl Stadium asset sales as a partner with the City of Miami and the addition of the Schwartz Sports results, a recent acquisition.

Retail operation revenues increased 28.0% to $12.8 million for the three months ended March 28, 2008, from $10.0 million in the same period last year. Our internet retail division revenues increased 49.2% to $9.4 million for the three months ended March 31, 2008, from $6.3 million in the same period last year. The increase is as a result of our providing more robust platforms, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail revenues generated through our sixteen company-owned Field of Dreams stores decreased 5.5% to $3.4 million for the three months ended March 31, 2008, from $3.6 in the same period last year. Same store sales were down approximately 13%.

Costs and expenses. Total cost of sales for the three months ended March 31, 2008, increased 14.9% to $10 million, versus $8.7million in the same period last year. The increase directly relates to the increase in overall company sales. However, as a percentage of total sales, cost of sales was 53.8% for the three months ended March 31, 2008, compared to 59.2% for the same period last year. The Company is consolidating its purchasing power throughout the organization and as a result, experiencing better pricing on goods and services from its vendor base. Also, the improvement in our blended gross margins is a result of selling more of our manufactured items through our retail assets.

Cost of sales of manufacturing/distribution products increased 7.1% to $3.0 million for the three months ended March 31, 2008, versus $2.8 million in the same period last year. However, as a percentage of manufacturing/distribution revenues, cost of sales was approximately 53% for the three months ended March 31, 2008, compared to 65.6% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 43.6% for the three months ended March 31, 2008, versus 55.5% for the same period last year. The improvement in manufacturing/distribution margin was attributable to the Company selling a considerable amount of Orange Bowl Stadium assets and not having any cost of goods associated with those specific sales. The City and The Company agreed on a revenue share for many of the items sold.

Cost of sales of retail products increased 20.6% to $7.0 million for the three months ended March 31, 2008, from $5.8 million in the same period last year. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 54.7% for the three months ended March 31, 2008, versus 58.3% for the same period last year. The Company is consolidating its purchasing power throughout the organization and as a result, experiencing better pricing on goods and services from its vendor base.

Operating expenses increased 28.8% to $8.5 million for the three months ended March 31, 2008, from $6.6 million in the same period last year. As a percentage of sales, operating expenses were 46% for the three months ended March 31, 2008, versus 44.9% for the same period last year. The increase in overall operating expenses is attributable to additional employees hired throughout the various operating divisions to support future growth and slightly higher advertising expenses at the Internet division.

Interest expense., net. Net interest expense was $148 for the three months ended March 31, 2008, versus $138 for the same period last year. The increase was attributable to having $39 in interest expense in connection with notes payable issued with recent acquisitions, off-set by lower interest rates.

Provision for income taxes. The Company recognized an income tax benefit of $119 for the three months ended March 31, 2008, versus an income tax benefit of $520 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of March 31, 2008 and March 31, 2007. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the three months ended March 31, 2008 are the cash flow generated from our operating subsidiaries; availability under our senior revolving credit facility; availability under our acquisition line and available cash and cash equivalents. We are unaware of any trends that may have a negative impact on our ability to continue our operations. In fact, with the improvement of the financial results of the Company and a further strengthening of the balance sheet, our ability to capitalize on market opportunities should be enhanced.

The balance sheet as of March 31, 2008 reflects working capital of $26.8 million, versus working capital of $17.5 million at year end. At March 31, 2008, the Company’s cash and cash equivalents were $1.5 million, versus $1.6 million at year end. The cash position in addition to capital available under its revolving credit facility provides the company with the ability to make inventory purchases to support the increased sales activity the Company is experiencing. During its’ busy fourth quarter ending December 31, the Company pays down a significant amount of the line balance. Net accounts receivable at March 31, 2008, were $2.6 million compared to $4.4 million last year.

Use of Funds

Cash used in operations was $9.0 million for the three months ended March 31, 2008, compared to $4.9 million cash used in operations during the same period of 2007. The Company paid more than $6.6 million in accounts payable during the current period, versus $2.0 million in accounts payable during the prior period.

Cash used in investing activities was $343 for the three months ended March 31, 2008, compared to $155 of cash provided investing activities for the same period of 2007.

Cash provided by financing activities was $9.2 million for the three months ended March 31, 2008, compared to $4.6 million cash provided by financing activities for the same period in 2007. The Company used additional funds from its revolver to make payments to its suppliers.

Other Activity

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver is floating at prime minus .75 or 30 day Comerica costs of funds plus 1.50%; and prime minus .25 or 30 day Comerica costs of funds plus 2.25%, for the funds drawn from the acquisition line. The Company used $6.7 million of the revolver at closing to pay-off the remaining loan balance with its prior senior lender, La Salle Bank. As of March 31, 2008, the Company’s outstanding loan balance with Comerica was $14.6 million. The Company had approximately $.4 million available on the revolver and the full $3.0 million on the acquisition line. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15 million to $21.5 million to support the Company’s 2008 projected growth and business plan.

Analysis

We have and will continue to analyze the performance of each of the current store operations in order to determine whether they are providing the Company with its desired results. This may include additional future closings and/or conversion to franchise stores or conversely, the acquisition and conversion of existing franchise stores to company-owned stores.

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With our recent change in our independent auditors and bank; we believe we will experience lower fees and costs typically associated with a smaller, yet highly regarded accounting firm; and moving away from a traditional asset-based lender to a more traditional cash-flow lender, respectively. However, we will be required in 2008 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we expect some relaxing of the initial requirements mandated by Sarbanes-Oxley due to our relative company size, these and other compliance costs of a public company will increase. To support our ultimate compliance with Section 404, we engaged the services of an outside consulting company who began working with our management team in March of 2007. In addition, effective April 16, 2007, the Company’s Common shares became listed on the American Stock Exchange under the symbol “DRJ”. The Company has incurred additional costs and fees associated with this listing.

Contractual Obligations (dollars in thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:	$2,607	328	1,224	733	322
Operating leases:	$20,815	2,435	9,810	8,570	0
Other long-term liabilities:	2,400	820	1,565	15	0

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of March 31, 2008, we had $14.6 million of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 5.775 % per annum for the quarter ended March 31, 2008, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $6.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at March 31, 2008, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 4.	Controls and Procedures.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a 15(e) and 15d 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K/T that was filed on March 27, 2008.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2008.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer, Principal Executive Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 202

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002