Form 10-Q
period 2008-06-30
DREAMS INC
filed 2008-08-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008 there were 37,533,014 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$803	$1,601
Accounts receivable, net	1,650	4,395
Inventories	28,219	24,319
Prepaid expenses and deposits	2,581	1,999
Deferred tax asset	645	645

Total current assets	$33,898	$32,959
Property and equipment, net	4,463	3,891
Deferred loan costs	68	51
Other intangible assets, net	5,437	5,465
Goodwill, net	8,766	8,727
Deferred tax asset	471	284
Other assets	9	9

Total assets	$53,112	$51,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,661	$10,698
Accrued liabilities	1,425	2,400
Current portion of long-term debt	359	712
Deferred credits	403	1,186
Income tax payable	—	415

Total current liabilities	$5,848	$15,411
Long-term debt, less current portion	2,097	2,199
Capital lease obligation	84	93
Borrowings against line of credit	17,550	4,952
Long-term deferred tax liability	2,153	1,967

Total Liabilities	$27,732	$24,622
Minority interest in subsidiary	4	4
Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,547,013 and 37,702,523 shares as of June 30, 2008 and December 31, 2007, respectively.	35,268	35,213
Treasury stock	(25)	—
Accumulated deficit	(9,867)	(8,453)

Total stockholders’ equity	25,376	26,760

Total liabilities and stockholders’ equity	$53,112	$51,386

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Manufacturing/Distribution	$9,605	$6,834	$3,993	$2,496
Retail	22,240	17,768	9,474	7,811
Other	322	572	183	241

Total Revenues	$32,167	$25,174	$13,650	$10,548
Expenses:
Cost of sales-mfg/distribution	$5,464	$4,092	$2,477	$1,247
Cost of sales-retail	12,185	10,065	5,206	4,252
Operating expenses	15,804	12,486	7,301	5,924
Depreciation and amortization	541	461	332	268

Total Expenses	$33,994	$27,104	$15,316	$11,691

(Loss) before interest and taxes	(1,827)	(1,930)	(1,666)	(1,143)
Interest expense, net	372	375	224	237
Other expense	70	87	32	45

(Loss) before income taxes	(2,269)	(2,392)	(1,922)	(1,425)
Income tax benefit	870	1,072	763	552

Net (loss)	$(1,399)	$(1,320)	$(1,159)	$(873)

(Loss) per share:
Basic: (Loss) per share	(0.04)	$(0.04)	$(.03)	$(0.02)
Weighted average shares outstanding – Basic	37,560,590	36,853,397	37,556,376	36,958,391
Diluted: (Loss) per share	$(0.04)	$(0.04)	$(.03)	$(0.02)
Weighted average shares outstanding – Diluted	37,728,136	37,213,010	37,718,100	37,287,900

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ending June 30, 2008 and June 30, 2007

(Dollars in Thousands)

	June 30
	2008	2007
Cash Flows from Operating Activities
Net (loss)	$(1,399)	$(1,320)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Depreciation	513	463
Amortization	28	(1)
Loan cost amortization	21	44
Net loss from the sale of property and equipment	—	40
Minority interest in net income of consolidated subsidiary	—	42
Stock based compensation	13	74
Deferred stock option expense	—	15
Deferred tax benefit, net	(374)	(617)
(Increase) decrease in:
Accounts receivable	2,745	875
Notes receivable	—	5
Inventories	(3,900)	(2,711)
Prepaid expenses and deposits	(582)	(65)
Other assets	—	(328)
Increase (decrease) in:
Accounts payable	(7,037)	(1,324)
Accrued liabilities	(975)	77
Deferred revenues	(783)	(434)
Income Tax Payable	—	(420)

Net cash (used in) operating activities	(11,731)	(5,585)
Cash Flows from Investing Activities
Cash made acquisition of Prostars	—	262
Payment of contingent consideration	—	(424)
Sold/disposal of Property and equipment	—	78
Payments received on notes payable of Somerset sale	—	35
Payment made on acquisition of Fashion Valley	—	(5)
Acquistion costs-ProStars	—	(59)
Acquistion costs-Unique	—	(12)
Acquistion costs-Fashion Valley	—	(5)
Purchase of property and equipment	(1,085)	(489)

Net cash (used in) investing activities	(1,085)	(619)
Cash Flows from Financing Activities
Proceeds from Line of Credit	22,160	58,090
Paydown on Line of Credit	(9,539)	(51,202)
Proceeds from stock option exercise	—	180
Payment of minority interest	(74)	—
Deferred loan costs	(38)	(61)
Repayment of Capital lease	(9)	—

Cash received from stock offering, net	—	(7)
Purchase of Treasury stock	(25)	—
Repayment of Notes payable	(457)	(570)

Net cash provided by financing activities	12,018	6,430
Net increase (decrease) in cash and cash equivalents	(798)	226
Cash and cash equivalents at beginning of period	1,601	883
Cash and cash equivalents at end of period	$803	$1,109

Cash paid for interest	319,439	243,344
Cash paid for income taxes	101,200	30,500

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

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

Acquisition of Business

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

Earnings per Share

For the six months ended June 30, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,560,590. For the six months ended June 30, 2008, weighted average shares outstanding for diluted earnings per share purposes was 37,728,136.

For the six months ended June 30, 2007, weighted average shares outstanding for basic earnings per share purposes was 36,853,397. For the six months ended June 30, 2007, weighted average shares outstanding for diluted earnings per share purposes was 37,213,010.

For the three months ended June 30, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,556,376. For the three months ended June 30, 2008, weighted average shares outstanding for the diluted earnings per share purposes was 37,718,100.

For the three months ended June 30, 2007, weighted average shares outstanding for basic earnings per share purposes was 36,958,391. For the three months ended June 30, 2007, weighted average shares outstanding for the diluted earnings per share purposes was 37,287,900.

Stock Compensation

Effective April 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123 - revised 2004 (“SFAS 123R”), “Share-Based Payment”, which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

For the six and three months ended June 30, 2008, the Company recorded $23 and $2 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $9.2 and $.8 in a deferred tax benefit for non-qualified share–based compensation, respectively.

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

While there were no options granted during the six and three months ended June 30, 2008, certain options awarded previously vested during the period.

Vested options totaled 365,577 with an average price of $.96. Unvested options totaled 68,007. Total outstanding options that were “in the money” at June 30, 2008 were 315,829 with an average price per option of $.60. Of those options, the vested “in the money” options totaled 256,156 with an average price of $.60 and the “in the money” unvested options totaled 59,673.

There were no options exercised and no options cancelled during the period ended June 30, 2008.

The following table summarizes the stock option activity from January 1, 2008, through June 30, 2008:

	Options	Exercise Price	Weighted Avg. Exercise Price
January 1, 2008	437,750	$.60 - $2.75	$.97
Granted	—
Expired	—
Cancelled	1,667.60		.60
Exercised	2,499.60		.60
June 30, 2008	433,584	$.60 - $2.75	$.95

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 6/30/08

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.19	315,829	2.7	.60	256,156.60
$1.20 to $2.14	81,088	1.1	1.50	81,088	1.50
$2.15 to $2.75	36,667	3.0	2.69	28,333	2.66
$.60 to $2.75	433,584	2.4	.95	365,577.96

At June 30, 2008, exercisable options had aggregate intrinsic values of $237 thousand.

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

The Retail Operations segment is comprised of traditional brick and mortar stores and Internet sites:

Brick and Mortar

As of June 30, 2008, the Company owned and operated 16 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and 1 FansEdge store offering an array of licensed sports items. The Company has multiple stores in the South Florida and Las Vegas markets.

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

All of the Company’s revenue generated in the six and three months ended June 30, 2008, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information

Segment information for the six month periods ended June 30, 2008 and June 30, 2007 was as follows:

	Manufacturing/	Retail
Six Months Ended:	Distribution	Operations	Total
June 30, 2008
Net sales	$11,838	$22,232	$34,070
Intersegment net sales	(2,233)	—	(2,233)
Operating earnings / (loss)	1,134	(1,616)	(482)
Total Assets	$16,632	$27,445	$44,077

June 30, 2007
Net sales	$8,332	$17,787	$26,119
Intersegment net sales	(1,698)	(11)	(1,709)
Operating earnings / (loss)	462	(1,091)	(629)
Total Assets	$11,696	$20,321	$32,017

Reconciliation to consolidated amounts is as follows:

	Six Months Ended
	6/30/08	6/30/07
Revenues:
Total revenues for reportable segments	$34,070	$26,119
Other revenues	330	764
Eliminations of intersegment	(2,233)	(1,709)

Total consolidated revenues	$32,167	$25,174

Pre-tax (loss):
Total operating (loss) for reportable segments	$(482)	$(629)
*Other (loss)	(1,415)	(2,138)
Less: Interest expense	372	375

Total consolidated (loss) before taxes	$(2,269)	$(2,392)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

Segment information for the three month periods ended June 30, 2008 and June 30, 2007 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
June 30, 2008
Net sales	$4,991	$9,534	$14,525
Intersegment net sales	(998)	—	(998)
Operating earnings / (loss)	(52)	(1,063)	(1,115)
Total assets	$16,632	$27,445	44,077

June 30, 2007
Net sales	$3,403	$7,822	$11,225
Intersegment net sales	(907)	(11)	(918)
Operating earnings / (loss)	196	(560)	(364)
Total assets	$11,696	$20,321	$32,017

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	6/30/08	6/30/07
Revenues:
Total revenues for reportable segment	$14,525	$11,225
Other revenues	123	241
Eliminations of intersegment	(998)	(918)

Total consolidated revenues	$13,650	$10,548
Pre-tax (loss) :
Total operating (loss) for reportable segments	(1,115)	(364)
*Other (loss)	(583)	(1,298)
Less: Interest expense	224	237

Total consolidated (loss) before taxes	$(1,922)	$(1,425)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

4.	Inventories

The components of inventories are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$411	$363
Work in process	82	76
Finished goods, net	27,726	23,880

Total	$28,219	$24,319

5.	Related Party Transactions

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

7.	New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

8.	Line of Credit

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million “acquisition line” to fund the cash portion of future strategic acquisitions. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15 million to $21.5 million to support the Company’s 2008 projected growth and business plan. The loan is secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime minus .75 or 30 day Comerica costs of funds plus 1.50% for the revolver and prime minus .25 or 30 day Comerica costs of funds plus 2.25% for funds drawn from the acquisition line. The Company used $6.7 million of the revolver to pay-off the loan balances owed to the Company’s prior senior lender, La Salle Bank. In addition, the Company incurred about $45 in closing fees with Comerica Bank. The credit facility requires that certain performance financial covenants be met on a quarterly basis. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories. As of June 30, 2008, the Company had $17.5 million outstanding on the revolver and $1.5 million outstanding on the acquisition line. The Company had approximately $1.2 million available and $4 million unused on the revolver.

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

We generate revenues from:

•	our retail segment which includes our 17 Company owned stores and our e-commerce component;

•	our manufacturing distribution segment, through manufacturing and wholesaling of sports memorabilia products, custom acrylic display cases and custom framing and other items;

•	our franchise program through the 8 Field of Dreams® franchise stores presently owned and operated; and

•	our representation and corporate marketing of individual athletes, including personal appearances, endorsement and marketing opportunities.

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

We have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in 2004 to nearly $40 million last year. Internet sales for the quarters ended June 30, 2008 and June 30, 2007, were $6.1 million and $4.5 million, respectively.

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

Corporate Initiatives

The following is a partial list of our recent corporate initiatives:

•

We opened our 1st FansEdge brick & mortar store in the Fox Valley Mall in Aurora, IL in May 2008. This retail component will complement the success this brand has enjoyed on-line. This strategy of positioning our FansEdge brand by adding stores to the web presence will result in our becoming the first multi-channel, fan focused retailer in the industry. Additional FansEdge store openings are planned for later this year.

•

We hired a 10-year veteran in charge of retail marketing at Major League Baseball to lead the sales and marketing efforts on behalf of our Dreams Retail Solutions team. Dreams Retail Solutions builds, hosts, and operates Web stores for third party brands. This “syndication” model is a result of our proprietary e-Commerce platform becoming scalable and our unparalleled depth of product selection. In 2008, our first year offering web syndication services, we have secured some two-dozen clients to date.

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

•

Mounted Memories and Schwartz Sports, co-producers of the Chicago Sun-Times Collectibles show, began working on enhancements for future shows to take the show experience to new heights. The next show is in November 2008.

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

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $57.

	June 30, 2008	December 31, 2007
Accounts receivable	$1,707	$4,462
Allowance for doubtful accounts	57	67

Accounts receivable, net	$1,650	$4,395

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

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of June 30, 2008 and December 31, 2007, was necessary.

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2007 and March 31, 2007 in accordance with SFAS 142, resulted in no impairment losses. There were no material changes in the carrying amount of goodwill for the six and three months ended June 30, 2008.

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

Revenues from industry trade shows are recognized at the time of the show when tickets are submitted for autographs or actual product purchases take place. In instances when the Company receives pre-payments for show autographs, the Company records these amounts as deferred revenue until the products are signed and shipped/delivered to the customer; at which time the revenue is recognized.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net Sales	1.00	1.00	1.00	1.00
COGS	.55	.56	.56	.52
Gross Profit	.45	.44	.44	.48
*Operating Expenses	.49	.50	.53	.56
Operating (loss)	(.04)	(.06)	(.10)	(.11)
(Loss) before income taxes	(.07)	(.10)	(.14)	(.14)
Net (loss)	(.04)	(.05)	(.09)	(.08)

*	Does not include depreciation.
**	Above table may not foot due to rounding

Six Months Ended June 30, 2008 versus the Six Months Ended June 30, 2007

Revenue. Total revenues increased 27.8% to $32.2 million for the six months ended June 30, 2008, from $25.2 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce component and wholesale sales through our manufacturing division.

Manufacturing/Distribution revenues increased 41.2% to $9.6 million for the six months ended June 30, 2008, from $6.8 million in the same period last year. The increase was anchored by the Orange Bowl Stadium project revenues and the addition of Schwartz Sports.

Retail operation revenues increased 24.7% to $22.2 million for the six months ended June 30, 2008, from $17.8 million in the same period last year. Our internet division revenues increased 42.2% to $15.5 million for the six months ended June 30, 2008, from $10.9 million in the same period last year. Additionally, retail revenues generated through our 16 Field of Dreams stores remained constant with $6.6 million for the six months ended June 30, 2008, from $6.7 million in the same period last year.

Costs and expenses. Total cost of sales for the six months ended June 30, 2008 increased 23.9% to $17.6 million, from $14.2 million in the same period last year. The increase directly relates to an increase in overall company sales. However, as a percentage of total sales, costs of sales were 54.7% for the six months ended June 30, 2008, compared to 56.3% for the same period last year.

Costs of sales of manufacturing/distribution products increased 34.1% to $5.5 million for the six months ended June 30, 2008, from $4.1 million in the same period last year. However, as a percentage of manufacturing/distribution revenues, costs of sales were approximately 57.3% for the six months ended June 30, 2008, compared to 60% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 65% for the six months ended June 30, 2008, versus 68.2% for the same period last year. The improvement in manufacturing/distribution margin was attributable to the Company selling a considerable amount of Orange Bowl Stadium assets and not having any cost of goods associated with those specific sales. The City of Miami and the Company agreed on a revenue share for many of the items sold.

Costs of sales of retail products increased 22% to $12.2 million for the six months ended June 30, 2008, from $10 million in the same period last year. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 54.9% for the six months ended June 30, 2008, versus 56.2% for the same period last year.

Operating expenses increased 26.4% to $15.8 million for the six months ended June 30, 2008, from $12.5 million in the same period last year. As a percentage of sales, operating expenses were 49% for both the six months ended June 30, 2008, and June 30, 2007.

Interest expense, net. Net interest expense was $372 for the six months ended June 30, 2008, versus $375 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $870 for the six months ended June 30, 2008, versus an income tax benefit of $1.1 million for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax asset is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2008 and June 30, 2007. The effective tax rate for both periods was approximately 40%.

Three Months Ended June 30, 2008 versus the Three Months Ended June 30, 2007

Revenue. Total revenues increased 30% to $13.7 million for the three months ended June 30, 2008, from $10.5 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce component and wholesale sales through our manufacturing division.

Manufacturing/Distribution revenues increased 47.1% to $5.0 million for the three months ended June 30, 2008, from $3.4 million in the same period last year. Net revenues (after eliminating intercompany sales) increased 60% to $4.0 million for the three months ended June 30, 2008, from $2.5 million in the same period last year. The increase was influenced by some large corporate sales of autographed items and the addition of Schwartz Sports.

Retail operation revenues increased 21.8% to $9.5 million for the three months ended June 30, 2008, from $7.8 million in the same period last year. Our internet retail division revenues increased 32.6% to $6.1 million for the three months ended June 30, 2008, from $4.6 million in the same period last year. The increase is as a result of our providing more robust platforms, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail revenues generated through our sixteen company-owned Field of Dreams stores remained constant at $3.3 million for the three months ended June 30, 2008, from $3.2 in the same period last year. Our first FansEdge store opened May 21, 2008 and generated $100 thousand for the quarter.

Costs and expenses. Total cost of sales for the three months ended June 30, 2008, increased 40% to $7.7 million, versus $5.5 million in the same period last year. The increase directly relates to the increase in overall company sales. However, as a percentage of total sales, cost of sales was 55.5% for the three months ended June 30, 2008, compared to 52% for the same period last year.

Cost of sales of manufacturing/distribution products increased 100% to $2.5 million for the three months ended June 30, 2008, versus $1.2 million in the same period last year. However, as a percentage of manufacturing/distribution revenues, cost of sales was approximately 62.5% for the three months ended June 30, 2008, compared to 48% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 69.6% for the three months ended June 30, 2008, versus 62% for the same period last year.

Cost of sales of retail products increased 23.8% to $5.2 million for the three months ended June 30, 2008, from $4.2 million in the same period last year. The increase directly relates to an increase in manufacturing/distribution sales. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 54.7% for the three months ended June 30, 2008, versus 54% for the same period last year.

Operating expenses increased 23.7% to $7.3 million for the three months ended June 30, 2008, from $5.9 million in the same period last year. As a percentage of sales, operating expenses were 53.2% for the three months ended June 30, 2008, versus 56% for the same period last year.

Interest expense., net. Net interest expense was $224 for the three months ended June 30, 2008, versus $237 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $763 for the three months ended June 30, 2008, versus an income tax benefit of $552 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2008 and June 30, 2007. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the six months ended June 30, 2008 are the cash flow generated from our operating subsidiaries; availability under our senior revolving credit facility; and available cash and cash equivalents. We are unaware of any trends that may have a negative impact on our ability to continue our operations. In fact, with the improvement of the financial results of the Company and a further strengthening of the balance sheet, our ability to capitalize on industry opportunities should be enhanced.

The balance sheet as of June 30, 2008 reflects working capital of $28.1 million, versus working capital of $17.5 million at year end. At June 30, 2008, the Company’s cash and cash equivalents were $803, versus $1.6 million at year end. The cash position in addition to capital available under its revolving credit facility provides the Company with the ability to make inventory purchases to support the increased sales activity the Company is experiencing. During its’ busy fourth quarter ending December 31, the Company pays down a significant amount of the line balance. Net accounts receivable at June 30, 2008, were $1.7 million compared to $4.4 million at year end.

Use of Funds

Cash used in operations was $11.7 million for the six months ended June 30, 2008, compared to $5.6 million cash used in operations during the same period of 2007. The Company used additional cash to reduce its Accounts Payables balance and add to its inventory totals.

Cash used in investing activities was $1.1 for the six months ended June 30, 2008, compared to $.6 million of cash provided by investing activities for the same period of 2007. The Company used additional cash towards purchases of fixed assets.

Cash provided by financing activities was $12.0 million for the six months ended June 30, 2008, compared to $6.4 million cash provided by financing activities for the same period in 2007. The Company used additional funds from its revolver to make payments to its suppliers.

Other Activity

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15 million to $21.5 million to support the Company’s 2008 projected growth and business plan. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver was floating at prime minus .75 or 30 day Comerica costs of funds plus 1.50%; and prime minus .25 or 30 day Comerica costs of funds plus 2.25%, for the funds drawn from the acquisition line. The Company used $6.7 million of the revolver at closing to pay-off the remaining loan balance with its prior senior lender, La Salle Bank. As of June 30, 2008, the Company’s outstanding loan balance with Comerica was $17.5 million. The Company had approximately $1.2 million available and $4 million unused on the revolver.

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

Contractual Obligations (dollars in thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:	$2,456	359	773	1,324	0
Operating leases:	$20,149	3,391	6,749	5,578	4,431
Other long-term liabilities:	$2,557	1,363	1,053	136	0

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of June 30, 2008, we had $17.5 million of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 5% per annum for the quarter ended June 30, 2008, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $9.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at June 30, 2008, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K/T that was filed on March 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a.	N/A

b.	N/A

c.	ISSUER PURCHASES OF EQUITY SECURITIES

*Plan approved February 6, 2008 for up to $1,000,000

	Total Number of Shares Purchased	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value That May Yet Be Purchased Under Plan
			(Cumulative)
Period 4/1/08-4/30/08:

4/9/2008	3,000	$1.25	3,000	$996,250
4/15/2008	800	$1.22	3,800	$995,274
4/17/2008	3,000	$1.22	6,800	$991,614

Period 5/1/08-5/31/08:

5/20/2008	2,500	$1.29	9,300	$988,389
5/21/2008	2,500	$1.25	11,800	$985,264
5/22/2008	100	$1.23	11,900	$985,141

Period 6/1/08-6/30/08:

6/4/2008	4,000	$1.29	15,900	$979,981
6/5/2008	3,700	$1.28	19,600	$975,245

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2008.

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