Form 10-Q
period 2008-09-30
DREAMS INC
filed 2008-11-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 1, 2008 there were 37,528,214 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$602	$1,601
Accounts receivable, net	1,614	4,395
Inventories	35,551	24,319
Prepaid expenses and deposits	2,942	1,999
Deferred tax asset	645	645

Total current assets	$41,354	$32,959
Property and equipment, net	4,979	3,891
Deferred loan costs	54	51
Other intangible assets, net	5,492	5,465
Goodwill, net	8,716	8,727
Deferred tax asset	471	284
Other assets	9	9

Total assets	$61,075	$51,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,678	$10,698
Accrued liabilities	2,757	2,400
Current portion of long-term debt	1,258	712
Deferred credits	553	1,186
Bank term note	1,277	—
Income tax payable	—	415

Total current liabilities	$11,523	$15,411
Long-term debt, less current portion	1,953	2,199
Capital lease obligation	79	93
Borrowings against line of credit	21,316	4,952
Long-term deferred tax liability	2,154	1,967

Total Liabilities	$37,025	$24,622
Minority interest in subsidiary	4	4
Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; issued and outstanding 37,528,213 and 37,702,523 shares as of September 30, 2008 and December 31, 2007, respectively.	35,307	35,213
Treasury stock	(46)	—
Accumulated deficit	(11,215)	(8,453)

Total stockholders’ equity	24,046	26,760

Total liabilities and stockholders’ equity	$61,075	$51,386

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2008	2007	2008	2007
Revenues:
Manufacturing/Distribution	$12,774	$9,979	$3,168	$3,068
Retail	33,305	26,970	11,054	9,278
Other	500	809	178	238

Total Revenues	$46,579	$37,758	$14,400	$12,584
Expenses:
Cost of sales-mfg/distribution	$7,386	$5,984	$1,921	$1,872
Cost of sales-retail	18,121	15,111	5,935	5,076
Operating expenses	24,034	18,826	8,230	6,409
Depreciation and amortization	905	736	364	275

Total Expenses	$50,446	$40,657	$16,450	$13,632

(Loss) before interest and taxes	(3,867)	(2,899)	(2,050)	(1,048)
Interest expense, net	645	569	273	194
Other expense	104	125	35	38

(Loss) before income taxes	(4,616)	(3,593)	(2,358)	(1,280)
Income tax benefit	1,869	1,490	1,004	496

Net (loss)	$(2,747)	$(2,103)	$(1,354)	$(784)

(Loss) per share:
Basic: (Loss) per share	$(0.07)	$(0.06)	$(0.04)	$(0.02)
Weighted avg shares outstanding – Basic	37,551,403	37,049,938	37,533,238	37,436,616

Diluted: (Loss) per share	$(0.07)	$(0.06)	$(0.04)	$(0.02)
Weighted avg shares outstanding – Diluted	37,709,494	37,366,230	37,662,780	37,686,228

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ending Sept. 30, 2008 and Sept. 30, 2007

(Dollars in thousands)

	2008	2007
Cash Flows from Operating Activities
Net (Loss)	$(2,747)	(2,103)
Adjustments to reconcile net income to net cash used in operating activities:		—
Depreciation	864	740
Amortization	41	11
Loan cost amortization	35	54
Net loss from the sale of property and equipment	—	40
Minority interest in net income of consolidated subsidiary	—	42
Stock based compensation	52	78
Deferred stock option expense	—	—
Deferred tax benefit, net	374	(1,148)
(Increase) decrease in:
Accounts receivable	2,781	216
Notes receivable	—	5
Inventories	(11,232)	(9,352)
Prepaid expenses and deposits	(943)	470
Other assets	—	(266)
Increase (decrease) in:
Accounts payable	(5,020)	262
Accrued liabilities	357	216
Deferred revenues	(632)	(364)
Income Tax Payable	—	(420)

Net cash used in operating activities	(16,070)	(11,519)
Cash Flows from Investing Activities
Cash made acquisition of Prostars	—	262
Payment of contingent consideration	—	(424)
Sold/disposal of Property and equipment	—	78
Payments received on notes payable of Somerset sale	—	35
Payment made on acquisition of Fashion Valley	—	(5)
Acquistion costs-ProStars	—	(59)
Acquistion costs-Unique	—	(12)
Acquistion costs-Fashion Valley	—	(5)
Purchase of property and equipment	(1,828)	(926)

Net cash used in investing activities	(1,828)	(1,056)
Cash Flows from Financing Activities
Proceeds from Line of Credit	31,221	71,682
Paydown on Line of Credit	(13,580)	(57,599)
Proceeds from stock option exercise	—	180
Deferred loan costs	(38)	(61)
Payment of minority interest	(88)	—
Repayment of Capital lease	(14)	—
Cash received from stock offering, net	—	(7)
Purchase of Treasury stock	(46)	—
Repayment of Notes payable	(556)	(1,007)

Net cash provided by financing activities	16,899	13,188
Net increase (decrease) in cash and cash equivalents	(999)	613
Cash and cash equivalents at beginning of period	1,601	883
Cash and cash equivalents at end of period	$602	1,496

Cash paid for interest	568	347
Cash paid for income taxes	101	—
Non-cash transaction
Reversed NP to Fashion Valley	50	—
Notes Payable for asset acquisition	899	—
Purchase of M&S stores inventory and accounts payable	—	494
Adjustment to Fansedge acquisition cost	—	30
Cashless exercise of stock options	—	129
Acquisition of Schwartz Sports via Stock Issuance	—	1,503
Acquisition of Schwartz Sports via Notes Payable	—	1,168
Acquisition of Chicago Sun Times Show via Note Payable	—	1,425
Acquisition of franchise through note payable	—	55
Cash balance reclassed to loan balance to cover outstanding checks	—	1,727
Adjustment to Dreams Unique acquisition cost	—	42

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

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

2.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacture, distribution and retailing of sports memorabilia and licensed sports products and acrylic display cases through multiple distribution channels; including brick & mortar, internet and catalogue. The Company is also in the business of selling Field of Dreams® store franchises, athlete representation and corporate marketing of individual athletes, as well as offering web syndication services to third parties. The Company’s customers are located throughout the United States of America.

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

Earnings per Share

For the nine months ended September 30, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,551,403. For the nine months ended September 30, 2008, weighted average shares outstanding for diluted earnings per share purposes was 37,709,494.

For the nine months ended September 30, 2007, weighted average shares outstanding for basic earnings per share purposes was 37,049,938. For the nine months ended September 30, 2007, weighted average shares outstanding for diluted earnings per share purposes was 37,366,230.

For the three months ended September 30, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,553,238. For the three months ended September 30, 2008, weighted average shares outstanding for the diluted earnings per share purposes was 37,662,780.

For the three months ended September 30, 2007, weighted average shares outstanding for basic earnings per share purposes was 37,673,878. For the three months ended September 30, 2007, weighted average shares outstanding for the diluted earnings per share purposes was 37,686,228.

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

For the nine and three months ended September 30, 2008, the Company recorded $53 and $39 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $32 and $23 in a deferred tax benefit for non-qualified share–based compensation, respectively.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R):

Stock Options - The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over two to five years. Awards generally expire two to five years after the date of grant.

There were 70,000 options granted during the nine and three months ended September 30, 2008, with certain options awarded previously that vested during the period.

Vested options totaled 435,577 with an average price of $.98. Total outstanding options that were “in the money” at September 30, 2008 were 315,829 with an average price per option of $.60. Of those options, the vested “in the money” options totaled 256,156 with an average price of $.60 and the “in the money” unvested options totaled 59,673.

The following table summarizes the stock option activity from January 1, 2008, through September 30, 2008:

	Options	Exercise Price	Weighted Avg. Exercise Price
January 1, 2008	437,750	$.60 - $2.75	$.97
Granted	—
Expired	—
Cancelled	1,667.60		.60
Exercised	2,499.60		.60
June 30, 2008	433,584	$.60 - $2.75	$.95
Granted	70,000	$1.05 - $1.15	$1.08
Expired	—
Cancelled	—
Exercised	—
September 30, 2008	503,584	$.60 - $2.75	$.96

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 9/30/08

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.19	385,829	2.4	.69	326,156	$.70
$1.20 to $2.14	81,088.8		1.50	81,088	$1.50
$2.15 to $2.75	36,667	2.7	2.69	28,333	$2.67
$.60 to $2.750

At September 30, 2008, exercisable options had aggregate intrinsic values of $95 thousand.

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

The Retail Operations segment is comprised of traditional brick and mortar stores and Internet sites:

Brick and Mortar

As of September 30, 2008, the Company owned and operated 17 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and 4 FansEdge stores offering an array of licensed sports items. The Company has multiple stores in the South Florida, Las Vegas, and Chicago markets. There are also 9 franchised Field of Dreams® stores operating.

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

Beginning in January of 2008, the Company began marketing its web syndication services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting.

All of the Company’s revenue generated in the nine and three months ended September 30, 2008, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information

Segment information for the nine month periods ended September 30, 2008 and September 30, 2007 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
Sept. 30, 2008
Net sales	15,962	33,289	49,251
Intersegment net sales	(3,189)	—	(3,189)
Operating earnings / (loss)	776	(2,616)	(1,840)
Total Assets	16,904	34,782	51,686

Sept. 30, 2007
Net sales	12,532	27,084	39,616
Intersegment net sales	(2,829)	(31)	(2,860)
Operating earnings / (loss)	467	(1,377)	(910)
Total Assets	15,648	24,168	39,816

Reconciliation to consolidated amounts is as follows:

Nine Months Ended	9/30/08	9/30/07
Revenues:
Total revenues for reportable segments	49,251	39,616
Other revenues	517	1,002
Eliminations of intersegment	(3,189)	(2,860)

Total consolidated revenues	46,579	37,758

Pre-tax (loss):
Total operating (loss) for reportable segments	(1,840)	(910)
*Other (loss)	(2,131)	(2,114)
Less: Interest expense	645	569

Total consolidated (loss) before taxes	(4,616)	(3,593)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

Segment information for the three month periods ended September 30, 2008 and September 30, 2007 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
Sept. 30, 2008
Net sales	4,123	11,120	15,243
Intersegment net sales	(955)	—	(955)
Operating (loss)	(318)	(1,070)	(1,388)
Total assets	16,904	34,782	51,686

Sept. 30, 2007
Net sales	4,198	9,297	13,495
Intersegment net sales	(1,130)	(19)	(1,149)
Operating earnings	43	52	95
Total assets	15,648	24,168	39,816

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	9/30/08	9/30/07
Revenues:
Total revenues for reportable segment	15,243	13,495
Other revenues	112	238
Eliminations of intersegment	(955)	(1,149)

Total consolidated revenues	14,400	12,584

Pre-tax (loss):
Total operating (loss)/income for reportable segments	(1,388)	95
*Other (loss)	(697)	(1,181)
Less: Interest expense	(273)	(194)

Total consolidated (loss) before taxes	(2,358)	(1,280)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

4.	Inventories

The components of inventories are as follows:

	Sept. 30, 2008	December 31, 2007
Raw materials	$356	$363
Work in process	127	76
Finished goods, net	35,068	23,880

Total	$35,551	$24,319

5.	Commitments and Contingencies

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next two years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

6.	New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

7.	Line of Credit

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million “acquisition line” to fund the cash portion of future strategic acquisitions. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15 million to $21.5 million to support the Company’s 2008 projected growth and business plan. The loan is secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime or 30 day Comerica costs of funds plus 2.0% for the revolver and prime or 30 day Comerica costs of funds plus 2.25% for funds drawn from the acquisition line. The Company used $6.7 million of the revolver to pay-off the loan balances owed to the Company’s prior senior lender, La Salle Bank. In addition, the Company incurred about $45 in closing fees with Comerica Bank. The credit facility requires that certain performance financial covenants be met on a quarterly basis. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories. As of September 30, 2008, the Company had $19.5 million outstanding on the revolver and $1.3 million outstanding on the acquisition line. The Company had approximately $2 million available on the revolver.

8.	Star Struck/Pro Team, Inc.

Effective August 15, 2008, the Company acquired certain assets from Star Struck/Pro Team, Inc. The assets acquired consisted primarily of inventory of approximately $1.2 million, fixed-assets of $118 and intangibles of $50. As a result of the transaction, the Company paid $500 at closing and recorded a short-term note payable in the amount of approximately $900.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development and company owned stores; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

We generate revenues from:

•	Our 17 company-owned Field of Dreams stores;

•	Our 6 company-owned FansEdge stores;

•	Our e-commerce component featuring www.FansEdge.com and others;

•	Our athlete and web syndication sites;

•	Our catalogues;

•	Our outbound VIP call center;

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing;

•	Our running of sports memorabilia /collectible trade shows;

•	Our franchise program through the 9 Field of Dreams franchise stores presently operating; and

•	Our representation and corporate marketing of individual athletes.

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; continuing our execution of multi-channel retailing; exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in 2004 to nearly $40 million in 2007, placing it at number 363 in 2005, number 289 in 2006 and number 216 in 2007 of the largest Internet retailers in the nation. Internet sales for the nine months ended September 30, 2008 and September 30, 2007, were $23.0 million and $16.5 million, respectively.

The Company has drawn on a complete spectrum of competencies it developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past few years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above as, Web Syndication, and believes there are significant growth opportunities that exist in the marketplace.

Commencing in June, 2008, we have successfully opened and are presently operating (6) six FansEdge stores in the greater Chicago, IL area. This is in support of our executing our Multi-channel Retailing strategy; whereby we our driving and marketing a single brand via multiple channels. We plan to add an e-commerce component to our FieldofDreams.com site to cross market our (17) company-owned Field of Dreams stores in 2009.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and is providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 100,000 sku’s (stock keeping units).

Also, our first FansEdge catalogue shipped in November 2008.

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

In August 2008, we acquired the assets of StarStruck/Proteam, a catalogue-focused retailer in the sports licensed products industry. StarStruck/Proteam is one of the largest catalogue and internet retailers of licensed Major League and Minor League merchandise in the country. The company also produces the official catalogue for the New York Mets.

Through the addition of a catalogue business, Dreams will further strengthen its Multi-channel Retailing strategy.

Objective

Our overall objective is to establish a market leading totally licensed, sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient and professional manner, driving and building our brands through on-line, brick and mortar, catalogue, kiosk, and in-bound and out-bound call centers.

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

We believe the implementation of our Multi Channel retailing strategy will strengthen our brands in the marketplace.

We believe we are well positioned to capture increased activity of on-line retail purchases as industry experts and analysts state that currently, only 3-4% of all retail sales are being conducted on-line and that over the next few years, consumers may generate twice that figure in on-line purchases.

Also, with the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turns, increase our absorption rates and reduce inventory carrying costs.

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

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share and become a consolidator in the highly fragmented licensed sports products industry.

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

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $54.

	Sept. 30, 2008	December 31, 2007
Accounts receivable	$1,668	$4,416
Allowance for doubtful accounts	54	67

Accounts receivable, net	$1,614	$4,395

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

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of September 30, 2008 and December 31, 2007, was necessary.

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2007 and March 31, 2007 in accordance with SFAS 142, resulted in no impairment losses. There were no material changes in the carrying amount of goodwill for the nine and three months ended September 30, 2008.

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

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Nine months ended Sept. 30,		Three months ended Sept. 30,
	2008	2007	2008	2007
Net Sales	1.0	1.0	1.0	1.0
COGS	.54	.55	.54	.55
Gross Profit	.46	.45	.46	.45
*Operating Expenses	.51	.50	.57	.51
Operating Income (loss)	(.08)	(.08)	(.14)	(.08)
Income (loss) before income taxes	(.10)	(.10)	(.10)	(.10)
Net Income (loss)	(.05)	(.06)	(.09)	(.06)

*	Does not include depreciation.
**	Above table may not foot due to rounding

Nine Months Ended September 30, 2008 versus the Nine Months Ended September 30, 2007

Revenue. Total revenues increased 23.4% to $46.6 million for the nine months ended September 30, 2008, from $37.8 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce component.

Manufacturing/Distribution revenues increased 28% to $12.8 million for the nine months ended September 30, 2008, from $10.0 million in the same period last year. The increase is primarily attributable to our Orange Bowl Stadium Project with the City of Miami earlier in the year.

Retail operation revenues increased 23.4% to $33.3 million for the nine months ended September 30, 2008, from $27.00 million in the same period last year. Our internet division revenues increased 39.3% to $23.0 million for the nine months ended September 30, 2008, from $16.5 million in the same period last year. Additionally, retail revenues generated through our 16 Field of Dreams stores (our 17th FOD store opened on September 15, 2008) remained constant with $10.3 million for the nine months ended September 30, 2008, from $10.5 million in the same period last year.

Costs and expenses. Total cost of sales for the nine months ended September 30, 2008 increased 20.8% to $25.5 million, from $21.1 million in the same period last year. The increase directly relates to an increase in overall company sales. However, as a percentage of total sales, costs of sales were 54.7% for the nine months ended September 30, 2008, compared to 55.8% for the same period last year.

Costs of sales of manufacturing/distribution products increased 23.3% to $7.4 million for the nine months ended September 30, 2008, from $6.0 million in the same period last year. However, as a percentage of manufacturing/distribution revenues, costs of sales were approximately 57.8% for the nine months ended September 30, 2008, compared to 60.0% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 66.2% for the nine months ended September 30, 2008, versus 69.9% for the same period last year.

Costs of sales of retail products increased 19.8% to $18.1 million for the nine months ended September 30, 2008, from $15.1 million in the same period last year. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 54.4% for the nine months ended September 30, 2008, versus 56.0% for the same period last year.

Operating expenses increased 27.6% to $24.0 million for the nine months ended September 30, 2008, from $18.8 million in the same period last year. As a percentage of sales, operating expenses were 51.5% for the nine months ended September 30, 2008, and 50.0% for the same period last year.

Interest expense, net. Net interest expense was $645 for the nine months ended September 30, 2008, versus $569 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $1.9 million for the nine months ended September 30, 2008, versus an income tax benefit of $1.5 million for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax asset is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2008 and September 30, 2007. The effective tax rate for both periods was approximately 40%.

Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007

Revenue. Total revenues increased 14.4% to $14.4 million for the three months ended September 30, 2008, from $12.6 million in the same period last year. The increase was primarily due to an increase in retail revenues generated through our e-commerce component.

Manufacturing/Distribution revenues were consistant with $3.2 million for the three months ended September 30, 2008, and $3.1 million in the same period last year.

Retail operation revenues increased 19.3% to $11.1 million for the three months ended September 30, 2008, from $9.3 million in the same period last year. Our internet retail division revenues increased 37.5% to $7.7 million for the three months ended September 30, 2008, from $5.6 million in the same period last year. The increase is as a result of our providing more robust platforms, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates. Additionally, retail revenues generated through our sixteen company-owned Field of Dreams stores (our 17th FOD store opened on September 15, 2008) were down 8.0% with $3.4 million for the three months ended September 30, 2008, from $3.7 million in the same period last year.

Costs and expenses. Total cost of sales for the three months ended September 30, 2008, increased 12.8% to $7.9 million, versus $7.0 million in the same period last year. The increase directly relates to the increase in overall company sales. However, as a percentage of total sales, cost of sales was 54.5% for the three months ended September 30, 2008, compared to 55.2% for the same period last year.

Cost of sales of manufacturing/distribution products were consistant with $1.9 million for both three months ended September 30, 2008 and September 30, 2007. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 61.0% for both three months ended September 30, 2008, and September 30, 2007. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were approximately 70.0% for both three months ended September 30, 2008, and September 30, 2007.

Cost of sales of retail products increased 15.6% to $5.9 million for the three months ended September 30, 2008, from $5.1 million in the same period last year. The increase is a direct result of incremental retail sales. As a percentage of total retail sales, costs were 53.6% for the three months ended September 30, 2008, versus 54.7% for the same period last year.

Operating expenses increased 28.0% to $8.2 million for the three months ended September 30, 2008, from $6.4 million in the same period last year. As a percentage of sales, operating expenses were 57.1% for the three months ended September 30, 2008, versus 50.9% for the same period last year.

Interest expense., net. Net interest expense was $273 for the three months ended September 30, 2008, versus $194 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $1.0 million for the three months ended September 30, 2008, versus an income tax benefit of $.5 million for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2008 and September 30, 2007. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity for the nine months ended September 30, 2008 are the cash flows generated from our operating subsidiaries; availability under our senior revolving credit facility; and available cash and cash equivalents. We are unaware of any trends that may have a negative impact on our ability to continue our operations. In fact, with the improvement of the financial results of the Company and a further strengthening of the balance sheet, our ability to capitalize on market opportunities should be enhanced.

The balance sheet as of September 30, 2008 reflects working capital of $29.9 million, versus working capital of $17.5 million at year end. At September 30, 2008, the Company’s cash and cash equivalents were $602, versus $1.6 million at year end. The cash position in addition to capital available under its revolving credit facility provides the Company with the ability to make inventory purchases to support the increased sales activity the Company is experiencing. During its’ busiest quarter ending December 31 the Company pays down a significant amount of the line balance. Net accounts receivable at September 30, 2008, were $1.6 million compared to $4.4 million at year end.

Use of Funds

Cash used in operations was $16.1 million for the nine months ended September 30, 2008, compared to $11.5 million cash used in operations during the same period of 2007. The company paid an additional $5.0 million towards it accounts payable.

Cash used in investing activities was $1.8 for the nine months ended September 30, 2008, compared to $1.1 million of cash used in investing activities for the same period of 2007. The company made fixed assets purchases towards the buildouts of its (6) FansEdge stores.

Cash provided by financing activities was $16.9 million for the nine months ended September 30, 2008, compared to $13.2 million cash provided by financing activities for the same period in 2007. The company used additional funds from its revolving credit facility to make certain note payments and build its inventory levels.

Other Activity

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15 million to $21.5 million to support the Company’s 2008 projected growth and business plan. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver was floating at prime or 30 day Comerica costs of funds plus 2.00%; and prime or 30 day Comerica costs of funds plus 2.25%, for the funds drawn from the acquisition line. The Company used $6.7 million of the revolver at closing to pay-off the remaining loan balance with its prior senior lender, La Salle Bank. As of September 30, 2008, the Company’s outstanding loan balance with Comerica was $19.5 million. The Company had $2 million available on the revolver.

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

Contractual Obligations (dollars in thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:	3,289	1,257	705	1,327	0
Operating leases:	23,203	4,928	9,560	8,715	5,549
Other long-term liabilities:	2,747	1,624	983	140	0

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of September 30, 2008, we had $19.5 million of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 5% per annum for the quarter ended September 30, 2008, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $10.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at September 30, 2008, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many economists are now predicting that the United States economy may enter into a recession as a result of the credit crisis and a variety of other factors. We are already seeing strong evidence of a decrease in consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow or defer spending on our products which would delay and lengthen our sales cycles. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. If the downturn in the general economy or markets in which we operate persists or worsens from present levels, our business, financial condition, and results of operations could be materially and adversely affected.

There are no material changes to the Company’s risk factors as previously reflected in the Form 10-K/T that was filed on March 27, 2008, except the above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A.	N/A

B.	N/A

C.	Issuer Purchases of Equity Securities – $1,000,000 Plan Approved February 6, 2008

	Total Number of Shares Purchased	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Max. Dollar Value That May Yet Be Purchased Under Plan
			(Cumulative)
Period 4/1/08-4/30/08:
4/9/2008	3,000	$1.25	3,000	$996,250
4/15/2008	800	$1.22	3,800	$995,274
4/17/2008	3,000	$1.22	6,800	$991,614

Period 5/1/08-5/31/08:
5/20/2008	2,500	$1.29	9,300	$988,389
5/21/2008	2,500	$1.25	11,800	$985,264
5/22/2008	100	$1.23	11,900	$985,141

Period 6/1/08-6/30/08:
6/4/2008	4,000	$1.29	15,900	$979,981
6/5/2008	3,700	$1.28	19,600	$975,245

Period 7/1/08-7/31/08:
7/3/2008	200	$1.25	19,800	$974,995
7/7/2008	400	$1.20	20,200	$974,515
7/8/2008	1,200	$1.25	21,400	$973,015
7/9/2008	700	$1.21	22,100	$972,168
7/10/2008	2,200	$1.18	24,300	$969,572
7/14/2008	400	$1.12	24,700	$969,124
7/15/2008	1,600	$1.08	26,300	$967,396
7/16/2008	1,600	$1.15	27,900	$965,556
7/17/2008	1,100	$1.15	29,000	$964,291
7/18/2008	1,600	$1.14	30,600	$962,467
7/21/2008	400	$1.11	31,000	$962,023
7/22/2008	600	$1.05	31,600	$961,393
7/28/2008	2,000	$1.10	33,600	$959,193

Period 8/1/08-8/30/08:
8/18/2008	2,400	$1.02	36,000	$956,745
8/22/2008	2,400	$0.98	38,400	$954,393

Period 9/1/08-9/30/08:
No purchases			38,400	$954,393

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

On July 18, 2008, the Company held an Annual Meeting of its Stockholders. There were two proposals voted upon at the meeting; to elect directors to each serve until the next Annual Meeting of Stockholders of the Company and until their successors have been duly elected and qualified; and to ratify the appointment of Friedman, Cohen, Taubman & Company, LLC, as independent auditors for the Company for the year ending December 31, 2008. Both proposals passed with 67% and 68% approval, respectively.

The following individuals were re-elected for another year:

Name	Votes For	Votes Against/Withheld
Sam D. Battistone	25,275,129	387,919
Ross Tannenbaum	25,259,739	403,309
Dale Larsson	25,275,129	387,919
David Malina	25,265,573	397,475
Steven Rubin	25,265,573	397,475

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2008.

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