Form 10-K
period 2008-12-31
DREAMS INC
filed 2009-04-15
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last day of the registrant’s most recently completed second fiscal quarter was approximately $29,000,000.

The number of shares outstanding of the registrant’s common stock as of March 1, 2009 is 37,528,214.

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

We generate revenues from:

•	Our seventeen (17) company-owned Field of Dreams stores;

•	Our six (6) company-owned FansEdge stores;

•	Our e-commerce component featuring www.FansEdge.com and others;

•	Our athlete and web syndication sites;

•	Our catalogues;

•	Our outbound VIP call center;

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing;

•	Our running of sports memorabilia /collectible trade shows;

•	Our franchise program through the eight (8) Field of Dreams franchise stores presently operating; and

•	Our representation and corporate marketing of individual athletes.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in 2004 to nearly $47 million in 2008, placing it at number 363 in 2005, number 289 in 2006 and number 216 in 2007 of the largest Internet retailers in the nation. (2008 rankings not yet published).

The Company has drawn on a complete spectrum of competencies it developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past few years by marketing a proven range of services to third parties that include: managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, analytics and reporting. The Company calls the compilation of e-commerce services described above as, Web Syndication, and believes there are significant growth opportunities that exist in the marketplace.

Commencing in June, 2008, we have successfully opened and are presently operating (6) six FansEdge stores in the greater Chicago, IL area. This is in support of our Multi-channel Retailing strategy; whereby we our driving and marketing a single brand via multiple channels. We plan to add an e-commerce component to our FieldofDreams.com site to cross market our seventeen (17) company-owned Field of Dreams stores in 2009.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and is providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 100,000 sku’s (stock keeping units). We have seen approximately a 16% lift to store sales from the kiosks.

In October 2008, Fansedge.com announced that it began offering its vast array of products internationally to 34 countries.

Also, our first FansEdge catalogue shipped in November 2008.

We feel this expansion of our revenue producing foot-print will serve us well as we face the challenging economic environment and look to distinguish ourselves from our competitors.

Strategic Acquisitions

Our strategic acquisitions have focused on e-commerce companies, brick and mortar retailers, and other manufacturers of licensed sports and entertainment products and collectibles. These companies have been absorbed into our vertical model and have created incremental distribution channels for our products.

In August 2008, we acquired the assets of StarStruck/Proteam, a catalogue-focused retailer in the sports licensed products industry. StarStruck/Proteam is one of the largest catalogue and internet retailers of licensed Major League and Minor League merchandise in the country. The company also produces the official catalogue for the New York Mets.

Through the addition of a catalogue business, Dreams has further strengthened its Multi-channel Retailing strategy.

Objective

Our overall objective is to establish a market leading licensed sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient, profitable and professional manner, driving and building our brands through on-line, brick and mortar, catalogue, kiosk, as well as in-bound and out-bound call centers.

Current Landscape

Dreams presently operates in three business segments:

•

Retail. The retail segment represents the seventeen (17) Company owned and operated Field of Dreams® retail stores, the (6) Company owned and operated FansEdge retail stores, and its e-commerce business operations featuring FansEdge.com and ProSportsMemorabilia.com. The e-commerce component of the segment consists primarily of two e-commerce retailers along with a portfolio of athlete and syndicated web sites selling a diversified selection of sports licensed products and memorabilia on the Internet and has represented the fastest growing area of the Company.

•

Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports memorabilia products and acrylic display cases. These operations are principally conducted through wholly-owned subsidiaries, doing business as Mounted Memories™ and Schwartz Sports.

•

Franchise. This segment represents the results of the Company’s franchise program. Although, as a result of the Company acquiring eight (8) previously franchised Field of Dreams® stores in the past twenty-four months; these revenues are no longer significant to the entity as a whole. Henceforth, franchise revenues have been reflected as a component of “Other” revenues in the Company’s financial statements. There are currently eight (8) Field of Dreams® franchise stores open and operating.

Retail Segment.

Company-owned Retail Stores.

As of March 1, 2009 we owned and operated sixteen (16) Field of Dreams® retail stores and six (6) FansEdge stores. One of our leases for a Field of Dreams store came to term on January 31, 2009 and was not renewed and the store was closed. The Company will continue to evaluate the opening of new retail operations, under both Field of Dreams® and FansEdge brands, specifically in the Las Vegas and Chicago markets. However, there are no new permanent store openings planned for 2009. Stores typically are located in high traffic areas in regional shopping malls. The stores average approximately 1,000-2,500 square feet. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our stores. Effective December 31, 2005, the parties extended the exclusive licensing agreement for an additional five-year term. During the year ended December 31, 2008 and 2007, we incurred royalty fees of $165 and $222, respectively.

This division prides itself on being the ultimate, corporate-owned licensed sports products and celebrity gift stores in the country. This goal has been achieved by:

•	Incorporating technology into the retail shopping experience (Inter-active kiosks);

•	Staying ahead of the competition by offering innovative and fresh products;

•	Offering unrivaled service and product knowledge communicated through the best personnel in the industry;

•	Implementing management, product and financial controls to ensure maximum profitability.

A store typically has a full-time manager and a full time assistant manager in addition to hourly personnel, most of who work part-time. The number of hourly sales personnel in each store fluctuates depending upon our seasonal needs. Our stores are generally open seven days per week and ten hours per day.

Set forth below is a listing of our stores as of March 1, 2009, their location and the date opened or acquired.

FOD–Field of Dreams                    FE–Fans Edge

STORE NAME	LOCATION	DATE OPENED OR ACQUIRED

Park Meadows Mall – FOD	Denver, CO	March 2002
Woodfield Mall – FOD	Schaumberg, IL	October 2002
MacArthur Center – FOD	Norfolk, VA	October 2002
Garden State Plaza – FOD	Paramus, NJ	May 2003
Pier 39 – FOD	San Francisco, CA	September 2003
Cherry Creek Mall – FOD	Denver, CO	May 2004
Scottsdale Fashion Square – FOD	Scottsdale, AZ	June 2004
Fashion Valley Mall – FOD	San Diego, CA	November 2006
The Rio Hotel – FOD	Las Vegas, NV	December 2006
Smith & Wollensky Plaza – FOD	Las Vegas, NV	December 2006
Caesars Palace Forum Shops – FOD	Las Vegas, NV	December 2006
Sawgrass Mills Mall – FOD	Sunrise, FL	June 2007
Boca Town Center – FOD	Boca Raton, FL	June 2007
Wellington Green Mall – FOD	Wellington, FL	June 2007
Florida Mall – FOD	Orlando, FL	July 2007
Fox Valley Mall – FE	Aurora, IL	June 2008
Northbridge Mall – FE	Chicago, IL	August 2008
Northbridge Mall – FOD	Chicago, IL	September 2008
Orland Square – FE	Orland Pk, IL	September 2008
Lincolnwood Mall – FE	Lincolnwood, IL	September 2008
Woodfield Mall – FE	Schaumberg, IL	October 2008
River Oaks Mall – FE	Calumet City, IL	October 2008

The Company sells officially licensed products and authentic autographed memorabilia of the NFL, MLB, NHL, NBA, NCAA and NASCAR. The e-commerce division, featuring fansedge.com and others, is focused on providing the best customer experience in the online sports-licensed products and memorabilia vertical.

These e-commerce operations have provided for the fastest growing area of the Company with revenues climbing from approximately $4 million in 2004 to nearly $47 million in 2008.

E-commerce products are marketed through a series of company-owned and syndicated websites that offer customers a daily selection of items from more than 200 teams and over 1,300 different athletes. This division sells over 100,000 products across categories such as apparel, auto accessories, autographed memorabilia, collectibles, headwear, home and office items, jewelry and watches, tailgate and stadium gear, and DVD’s. These online properties represent several of the leading brand names in this market including, but not limited to:

Content Sites – AOL Fanhouse, Pro Football Weekly, Football.com, Covers, Topix

Fantasy Sites – Open Sports, Rotohog, Fanball, Rotowire, Fantasy Players

Newspaper Sites – Baltimore Sun, Tucson.com, OC Register, Houston Chronicle, Times Union.com

Player Sites – Dan Marino, Larry Bird, Ben Roethlisberger, Dick Butkus, Pete Rose

Miscellaneous Sites – Majestic Athletic, Orange Bowl Stadium, Fandalia, The Sporting News, Tuff Stuff

Radio Sites – The Score, The Ticket, 610 WIP, 790 The Zone, WQAM

Beginning in January 2008, the Company began marketing its web syndication services to third parties. The Company has drawn on a complete spectrum of competencies it developed to support its flagship online brand, FansEdge. Some of these services include: managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, analytics and reporting. The Company calls the compilation of e-commerce services described above as, Web Syndication, and believes there are significant growth opportunities that exist in the marketplace.

In addition, FansEdge maintains strategic alliances with Amazon.com in which the FansEdge brand and its products are sold in the apparel and sporting section of the Amazon.com website. Amazon, with an audience of more than 50 million active customer accounts, affords us national brand prominence for our FansEdge.com brand.

The E-commerce division fulfills orders generated through website sales by shipping products from its own warehouse facilities in Sunrise, Florida, Chicago, Illinois, Las Vegas, Nevada and Denver, Colorado, and from suppliers via drop-ship agreements. Our distribution network enables us to provide prompt delivery service to our online customers. It is our goal to be the market leader by shipping orders the same day they are received.

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

Manufacturing/Distribution Segment.

Mounted Memories.

Mounted Memories (“MMI”), celebrating its 20th anniversary this year, is one of the largest wholesalers of authentic sports and celebrity memorabilia products and acrylic display cases in the country. The Company maintains exclusive and non-exclusive agreements with numerous athletes who frequently provide autographs and/ or game used memorabilia at agreed upon terms. In addition to its relationships with various athletes and their representatives, MMI holds licenses with different sports leagues which allow for the manufacture and distribution of a wide array of products. Licenses are currently held with MLB, MLBPA, NFL, Golden Bear (Jack Nicklaus), Signature Product (Elvis Presley), NASCAR and a variety of NASCAR teams and drivers.

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

MMI has been in business since 1989 and has achieved its industry leading status fundamentally due to a combination of its licenses and its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI and or league representative. In addition to sports and celebrity memorabilia products, MMI manufactures a large selection and supply of custom acrylic display cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is acrylic. There are many vendors who sell plastic throughout south Florida and the Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual supplier represented more than ten percent of the Company’s total year ended December 31, 2008 or 2007 purchases.

MMI continues to work on the development of new distribution channels. In fact, in August 2008, they announced their deal with Samsung whereby a Mounted Memories redemption certificate was provided to each purchaser of selected Samsung HDTV’s across the country. This venture provided for the introduction of thousands to the Mounted Memories web site and its unique collection of sports memorabilia. MMI’s customer base varies greatly and includes transactional television, internet companies, traditional retail stores, specialty retail which sell sports and celebrity memorabilia as well as corporate account sales. MMI has worked diligently to diversify its customer base and as a result, no one customer accounted for more than ten percent of MMI’s total revenues for the years ended December 31, 2008 and 2007.

MMI has one of the most advanced and effective fulfillment processes in the industry and utilizes the most current shipping software to assist in the process. MMI operates out of a 50,000 square foot facility and will continue to invest in technologies that enhance its competitive manufacturing and distribution advantages.

Schwartz Sports

Schwartz Sports (“Schwartz”) distributes autographed sports memorabilia and collectibles. For the past nine-years, the company has provided hand-signed collectibles to retailers, corporations, charities and individual collectors with authentic products from every major sport. Once considered a competitor of Mounted Memories (see above), this Chicago based division fit our criteria for a strategic acquisition candidate and now works in concert with MMI on achieving our overall market positioning in the sports & celebrity memorabilia segment. The Company is targeting an April 2009 date to merge these operations completely into Mounted Memories. (This will expand the manufacturing and distribution presence to include, Chicago, IL).

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

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. MMI believes it competes well within the industry because of the reputation it has established in its 20-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and NASCAR.

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

Employees.

The Company employs 284 full-time employees and 182 part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the October – December quarter, primarily due to holiday sales. Approximately 43% and 49% of our annual revenues were generated during this quarter for 2008 and 2007. Management believes that the percentage of revenues in the holiday quarter will increase in future years as we focus on and grow the retail segment. As a result, we may incur additional expenses during our holiday quarter, including higher inventory of product and additional staffing in anticipation of increased sales activity.

Item 1A.	Risk Factors.

Risk Factors Relating to Dreams, Inc.

Our line of credit facility imposes significant operating and financial restrictions which may limit our ability to finance future operations and pursue business opportunities, thereby limiting our growth.

Our line of credit facility imposes significant operating and financial restrictions on us. These restrictions, without the prior written waivers from Comerica Bank, limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations, make acquisitions or pursue available business opportunities.

In addition, our line of credit facility requires us to maintain specified financial ratios, satisfy certain financial covenants and maintain the collateral value of our borrowing base. We are currently out of compliance with certain financial covenants. We are working with Comerica Bank to determine a course of action to remedy the situation, which may ultimately require us to reduce our debt or to act in a manner that we believe to be contrary to our business objectives. In the event we fail to resolve the current event of non-compliance, or fall out of compliance with any other applicable covenants or financial ratios, Comerica Bank may notify us that we are in default of the terms of the line of credit facility. In the event of a default Comerica Bank may, among other actions, accelerate all amounts outstanding under the facility, seize and sell all of our assets, or appoint a receiver for our operations.

There is doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern due to the fact that the Company, as of December 31, 2008, is in breach of certain financial performance covenants with its senior lender, and that no assurances can be made that the Company will receive the appropriate waivers, and if so, with acceptable terms and conditions.

The U.S. Economy is in a recession.

At present, the U.S. economy is in a recession due to a credit crisis and numerous other factors. We have already seen strong evidence of a decrease in consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan for future business activities. This has caused our customers to slow or defer spending on our products which delay and lengthen our sales cycles. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. If the downturn in the general economy or markets in which we operate persists or worsens from present levels, our business, financial condition, and results of operations could be materially and or adversely affected.

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

The markets for our services and products are highly competitive. We compete with numerous local, regional and national companies, including certain of our suppliers, some of which possess substantially greater financial, marketing, personnel and other resources than us. Our retail stores compete with other retail establishments, including our franchise stores and other stores that sell sports related merchandise, memorabilia and similar products. Our e-commerce business competes with a variety of online and multi-channel competitors including mass merchants, fan shops, major sporting goods chains and online retailers. Mounted Memories, or MMI, competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry. We also compete with various manufacturers of acrylic cases. We may not be able to compete successfully, particularly as we seek to enter into new markets.

We have grown rapidly, and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly in the past few years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. We will be required in 2009 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our growth or that we will be able to timely comply with Section 404 of the Sarbanes-Oxley Act. Our failure to meet these challenges could materially impair our business.

If we are required to write-off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

As of December 31, 2008, we had goodwill and other intangible assets of approximately $14.1 million, which constituted approximately 24% of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets, could adversely affect our results of operations and financial condition.

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

Historically, the (October through December) holiday quarter has accounted for a greater proportion of our operating income than have each of the other three quarters of our year. In the twelve month period ended December 31, 2008, more than 47% of the revenues from our retail business segment and all of our operating earnings and cash flows from operations were generated in the holiday quarter. Our results of operations depend significantly upon the holiday selling season. If less than satisfactory revenues, operating earnings or cash flows from operations are achieved during the key holiday quarter, we may not be able to compensate sufficiently for the lower revenues, operating earnings, or cash flows from operations during the other three quarters of the year. Our manufacturing/distribution segment and our franchise segment are not as significantly impacted by seasonality.

The loss of key management personnel would adversely impact our business.

Our success is largely dependent upon the efforts of our key management personnel, including our chief executive officer and chairman. The loss of the services of any of them would have a material adverse effect on our business and prospects. We do not have employment agreements in effect with, or key-man life insurance in the event of the death of, our president and chief executive officer or any of our other key employees, except we have an employment agreement with one of our divisional presidents and key-man life insurance for two of our divisional presidents.

The trading price of our common stock is subject to significant volatility, which is due, in part, to the lack of liquidity of our shares. This lack of liquidity may continue for the foreseeable future.

Our common stock currently trades on the NYSE AMEX Exchange. The development of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within the control of Dreams nor assured by listing our common stock on this listed exchange. The absence of a liquid and active trading market, or the discontinuance thereof, may have an adverse effect on both the price and liquidity of our common stock.

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

We do not own any real property. The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 8,000 square feet of office space and expires in June 2011, and has total occupancy costs of approximately, $21,000 per month. The Company’s principal executive and accounting offices are located at the Plantation, Florida facility.

Our primary manufacturing/warehouse facility is located in Sunrise, Florida and has approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term expiring in 2012 with total occupancy costs of approximately $40,000 per month with 3% annual increases. We also lease a warehouse facility in Denver, Colorado which has approximately 1,500 square feet and a warehouse facility in Las Vegas, NV which has approximately 12,000 square feet that have occupancy costs of $2,000 and $7,500 per month, respectively.

Our 22 company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2018 with initial terms of 7 to 10 years.

To support our Internet division growth, we recently leased 207,000 square feet in Northbrook, IL for the next 5-years with a monthly occupancy cost of approximately, $90,000.

All in all, we believe our current facilities are adequate for our operations for the foreseeable future.

Item 3.	Legal Proceedings.

We are involved from time to time with legal proceedings arising in the ordinary course of business. The Company is not presently involved in any litigation, the result of which would have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

On July 18, 2008, the Company held an Annual Meeting of its Stockholders in Las Vegas, Nevada. There were two proposals voted upon at the meeting; to elect directors to each serve until the next Annual Meeting of Stockholders of the Company and until their successors have been duly elected and qualified; and to ratify the appointment of Friedman, Cohen, Taubman & Company, LLC, as independent auditors for the Company for the year ending December 31, 2008. Both proposals passed with 67% and 68% approval, respectively.

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

As of January 17, 2009, the Company’s common stock is listed on the NYSE AMEX Exchange as a result of an acquisition by the NYSE of the American Stock Exchange. From April 16, 2007 to January 16, 2009, the Company’s common stock was listed on the American Stock Exchange (Amex), an international, technologically advanced auction market, under the symbol “DRJ”. Prior to April 16, 2007, the Company’s common stock was traded on the *over-the-counter bulletin board under the symbol “DRMN.OB”. The high and low bids of the Company’s common stock for each quarter during the year ended December 31, 2008, the nine months ended December 31, 2007 and fiscal year ended March 31, 2007 are as follows: (prices shown have been retroactively adjusted to reflect the 1 for 6 reverse stock split effective January 30, 2007)

Year Ended December 31, 2008:

	High Bid Price	Low Bid Price
First Quarter	$1.90	$1.14
Second Quarter	1.62	.95
Third Quarter	1.38	.56
Fourth Quarter	.90	.24

Transition Period (April 1, 2007-December 31, 2007):

	High Bid Price	Low Bid Price
Second Quarter	$2.71	$2.54
Third Quarter	2.00	1.85
Fourth Quarter	1.90	1.60

Fiscal Year Ended March 31, 2007:

	High Bid Price	Low Bid Price
First Quarter	$1.08	$.78
Second Quarter	1.20	.60
Third Quarter	3.54	.54
Fourth Quarter	4.03	2.64

*	Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

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

The graph below compares the performance of the Company’s Common Stock with the performance of the S & P 500 Index and a peer group index (the “Peer Group Index”) by measuring the respective changes in Common Stock prices from March 31, 2003 through December 31, 2008.

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

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are 376 record owners of the Company’s common stock as of December 31, 2008. Because many of our shares of common stock are held by brokers, and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders. However, we believe there are more than 1,800 beneficial holders of our common stock. On March 1, 2009, the high bid price was $.43 and the low bid price was $.39 for the Company’s common stock.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes. In addition, our current loan and security agreement with Comerica Bank prohibits the Company from paying cash dividends.

Repurchase of Equity Securities during 2008- $1,000,000 Plan approved February 6, 2008 for the year.

	Total Number of Shares Purchased	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Max. Dollar Value That May Yet Be Purchased Under Plan
			(Cumulative)
Period 4/1/08-4/30/08:
4/9/2008	3,000	$1.25	3,000	$996,250
4/15/2008	800	$1.22	3,800	$995,274
4/17/2008	3,000	$1.22	6,800	$991,614

Period 5/1/08-5/31/08:
5/20/2008	2,500	$1.29	9,300	$988,389
5/21/2008	2,500	$1.25	11,800	$985,264
5/22/2008	100	$1.23	11,900	$985,141

Period 6/1/08-6/30/08:
6/4/2008	4,000	$1.29	15,900	$979,981
6/5/2008	3,700	$1.28	19,600	$975,245

Period 7/1/08-7/31/08:
7/3/2008	200	$1.25	19,800	$974,995
7/7/2008	400	$1.20	20,200	$974,515
7/8/2008	1,200	$1.25	21,400	$973,015
7/9/2008	700	$1.21	22,100	$972,168
7/10/2008	2,200	$1.18	24,300	$969,572
7/14/2008	400	$1.12	24,700	$969,124
7/15/2008	1,600	$1.08	26,300	$967,396
7/16/2008	1,600	$1.15	27,900	$965,556
7/17/2008	1,100	$1.15	29,000	$964,291
7/18/2008	1,600	$1.14	30,600	$962,467
7/21/2008	400	$1.11	31,000	$962,023
7/22/2008	600	$1.05	31,600	$961,393
7/28/2008	2,000	$1.10	33,600	$959,193
Period 8/1/08-8/30/08:
8/18/2008	2,400	$1.02	36,000	$956,745
8/22/2008	2,400	$0.98	38,400	$954,393

Period 9/1/08-12/31/08:
No purchases			38,400	$954,393

Issuance of Unregistered Securities

There were no issuances of unregistered securities for the year ended December 31, 2008. However, the Company has on two separate occasions during the nine months ended December 31, 2007 issued unregistered securities to support a particular transaction. The particulars of each of these transactions are set forth below. In addition, the Company has issued approximately 50,000 unregistered common shares as a result of options that were exercised during the reporting period.

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	106,667	$1.63	2,393,333
Equity Compensation Plans Not Approved by Security Holders	*401,083	$0.85	0

*	Represents options granted during the previous four-years to employees and consultants prior to the adoption of the Company’s 2006 Equity Incentive Plan which was approved by the shareholders in January 2007.

Item 6.	Selected Financial Data. (Dollar amounts in thousands)

	Year Ended December 31	Nine Months Ended December 31	Fiscal Year Ended March 31,
	2008	2007	2007	2006	2005
Net Sales	$81,982	$59,702	55,960	42,730	32,978
Cost of Goods Sold	44,716	33,135	31,780	24,460	18,237
Gross Profit	37,266	26,567	24,171	18,270	14,741
Operating Expenses	37,925	24,334	22,152	17,162	14,793
Operating Income/(Loss)	(655)	2,233	2,019	1,1108	(52)
Other (Expenses)/Income	(55)	(110)	(42)	3,657	—
Income(Loss) Before Taxes	(2,987)	1,415	1,449	4,311	(637)
Provision (benefit) for income taxes	(1,373)	623	469	1,762	(174)
Net Income (Loss)	(1,614)	792	980	2,549	(463)
Earnings (Loss) per common share, basic	$(.04)	$.02	.03	.09	(.05)
Earnings (Loss) per common share, diluted	$(.04)	$.02	.03	.09	(.05)
Weighted Average shares Outstanding
Basic	37,545,576	37,328,962	32,271,327	27,404,645	9,393,866
Diluted	37,669,586	37,596,089	32,271,327	27,404,645	9,393,866

There were no accounting changes for these five fiscal years. The Company acquired FansEdge in October 2003. This internet retailer has been the catalyst for the Company’s revenue growth. The Company’s outstanding stock options were not considered in the calculation of diluted earnings per share for fiscal years 2004 through fiscal 2006, due to their anti-dilutive effects. The Company received $3.6 million in insurance proceeds which was booked as other income in fiscal year 2006. Also, as a result of our asset purchase agreement with Pro-Stars, Inc. the Company has an on-going obligation to make quarterly distributions to limited partners on pro-rata bases depending on the actual profitability of the 3 Las Vegas based Field of Dreams stores and Stars Live 365.

Consolidated Balance Sheet Data: (Dollars in thousands)

	Year Ended December 31,	Nine Months Ended December 31	Fiscal Year Ended March 31,
	2008	2007	2007	2006	2005
Cash	498	1,601	753	453	211
*Working Capital	8,175	17,548	17,263	13,638	7,110
Total Assets	58,923	51,386	37,655	28,551	22,292
Notes and Capital Lease Payable- noncurrent	14,507	7,244	6,731	5,744	5,677
Total Shareholder’s Equity	25,212	26,760	24,391	16,061	10,071

*	Total current assets minus total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital including the continuing availability of our credit facility with Comerica Bank or a similar facility with another financial institution; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

We generate revenues from:

•	Our seventeen (17) company-owned Field of Dreams stores;

•	Our six (6) company-owned FansEdge stores;

•	Our e-commerce component featuring www.FansEdge.com and others;

•	Our athlete and web syndication sites;

•	Our catalogues;

•	Our outbound VIP call center;

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing;

•	Our running of sports memorabilia /collectible trade shows;

•	Our franchise program through the eight (8) Field of Dreams franchise stores presently operating; and

•	Our representation and corporate marketing of individual athletes.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4 million in 2004 to nearly $47 million in 2008, placing it at number 363 in 2005, number 289 in 2006 and number 216 in 2007 of the largest Internet retailers in the nation. Internet sales for the twelve months ended December 31, 2008 and December 31, 2007, were $47 million and $39 million, respectively.

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

Commencing in June, 2008 we have successfully opened and are presently operating (6) six FansEdge stores in the greater Chicago, IL area. This is in support of our executing our Multi-channel Retailing strategy; whereby we our driving and marketing a single brand via multiple channels. We plan to add an e-commerce component to our FieldofDreams.com site to cross market our (17) company-owned Field of Dreams stores in 2009.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and is providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 100,000 sku’s (stock keeping units). In fact, so far, we are seeing an average of 16% contribution to the individual store sales from the Kiosks.

In October 2008, Fansedge.com announced it began offering its vast array of products internationally to 34 countries.

Also, our first FansEdge catalogue was shipped in November 2008.

We believe this expansion of our revenue producing foot-print will serve us well as we navigate our business models through the challenging economy and look to distinguish ourselves from our competitors.

Strategic Acquisitions

Our strategic acquisition initiatives will focus on e-commerce companies, brick and mortar retailers, other manufacturers of licensed sports and entertainment products and collectibles. These are companies that can offer incremental distribution channels for our products and whose value can be enhanced by placing them under the Dreams corporate umbrella. Normally, upon successfully completing these types of acquisitions, we seek to retain key management personnel while instituting a growth culture. Hence, our ability to evaluate potential acquisition candidates and consummate these transactions will remain an integral part of our business model in the future.

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

Objective

Our overall objective is to establish a market leading totally licensed, sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient, profitable, and professional manner, driving and building our brands through on-line, brick and mortar, catalogue, kiosk, and in-bound and out-bound call centers.

Analysis

We review our operations based on both our financial results and various non -financial measures. Management’s focus in reviewing performance begins with growth in sales, margin integrity and operating income. On the expense side, with a majority of our sales being achieved as an on-line retailer of licensed sports products, we spend a disproportionate amount of our operating expenses in internet marketing. Therefore, we continuously monitor the return on investment of these particular expenses.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our brands in the marketplace.

We believe we are well positioned to capture increased activity of on-line retail purchases as industry experts and analysts state that currently, only 4-5% of all retail sales are being conducted on-line and that over the next few years, consumers may generate twice that figure in on-line purchases.

Also, with the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turns, increase our absorption rates and reduce inventory carrying costs.

Some of the important non -financial measures which management reviews are: unique visitors to our web sites, foot traffic in our stores, sales conversion rates and average sold unit prices.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that wins a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations , the over-all strength of the economy, and corporate expenses to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share and become a consolidator in the highly fragmented licensed sports products industry. During the slowing economy, we have been proactive as it relates to our corporate over-head and expenses and have instituted several savings initiatives including; lay-offs, management and employee salary reductions, re-negotiations of our client contracts, rent economics, extended terms from key suppliers, etc.

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

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $76.

	December 31, 2008	December 31, 2007
Accounts receivable	$3,389	$4,416
Allowance for doubtful accounts	76	67

Accounts receivable, net	$3,313	$4,395

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. The Company’s current reserve for inventory obsolescence is $334.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 as of December 31, 2008 and as of December 31, 2007, was necessary.

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2008 and December 31, 2007, in accordance with SFAS 142, resulted in no impairment losses. There were no material changes in the carrying amount of goodwill for the year ended December 31, 2008.

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

The Company partnered in a corporate rebate program with a national consumer goods retailer. The Company issued rebate coupons for which it was pre-paid 50% of the coupon value. Certificates redeemed through December 31, 2008, were recognized as revenue in the current period. Additionally, a breakage model was projected for the program’s eight month term, based upon redemption totals through March 15, 2009. Thus, the Company recognized four (4) months of breakage revenue for the year-ended December 31, 2008.

The Company had approximately $673 in orders not yet shipped as of December 31, 2008.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 31 2008	Nine Months Ended December 31, 2007	Twelve Months Ended December 31, 2007
Net Sales	1.00	1.00	1.00
COGS	.54	0.55	0.57
Gross Profit	.46	0.45	0.43
*Operating Expenses	.46	0.39	0.38
Operating Income/(Loss)	(.02)	0.05	0.04
Other (Expenses)/Income	.00	0.00	0.00
Income(Loss) Before Taxes	(.04)	0.03	0.03
Net Income (Loss)	(.02)	0.01	0.02

*	Does not include depreciation.
**	The above table may not foot due to rounding.

RESULTS OF OPERATIONS-TWELVE MONTHS ENDED DECEMBER 31, 2008 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2007.

Revenues. Total revenues increased 10.5% to $82.0 million during the twelve months ended December 31, 2008 from $74.2 million during the same period ended December 31, 2007. This increase was attributed to an increase in retail revenues generated through on-line sales.

Manufacturing and distribution revenues were constant at $23 million for both twelve month periods ended December 31, 2008 and December 31, 2007. Net revenues reported, after elimination of intercompany sales were also constant at $18 million for the same twelve month periods ended December 31, 2008 and December 31, 2007.

Retail operation revenues increased 15.3% to $63.3 million during the twelve months ended December 31, 2008 from $54.9 million during the same period ended December 31, 2007. This increase was attributed to the continuing growth the Company is experiencing with its on-line properties, specifically, their web syndication services. The Internet division contributed $46.9 million for the twelve months ended December 31, 2008 of the retail sales, up 19.9% from $39.2 million for the same period last year. The Field of Dreams and FansEdge stores generated the $16.4 million balance of the twelve months ended December 31, 2008 retail revenues. During the same period in 2007, our Stores generated $16 million.

Costs and expenses. Total costs of sales for the twelve months ended December 31, 2008 was $44.7 million versus $41.8 million for the same period in 2007, or a 6.9% increase. This increase was as a result of overall greater sales generated in the current period. As a percentage of total sales, costs were 54.5% and 56.3% for the twelve months ended December 31, 2008 and December 2007, respectively.

Costs of sales of manufacturing/distribution products were $9.3 million for the twelve month period ended December 31, 2008, versus $10.5 million for the same twelve month period in 2007, or an 11.4% decrease. This decrease was as a result of higher gross margins achieved with the reported revenues in the period from their venture with Samsung. As a percentage of total manufacturing/distribution sales, costs were 40.2% and 46% for the twelve months ended December 31, 2008 and December 31, 2007, respectively. After elimination of intercompany sales, as a percentage of total manufacturing/distribution sales, costs were 51.3% and 57.6%, respectively.

Cost of sales of retail products were $35.3 million for the twelve month period ended December 31, 2008, versus $31.3 million for the same twelve month period in 2007, or a 12.7% increase. This increase is attributable to an overall increase in retail sales. As a percentage of total sales, costs were 55.7% and 57.0% for the twelve months ended December 31, 2008 and December 2007, respectively.

Operating expenses increased 28% to $37.9 million for the twelve month period ended December 31, 2008, versus $29.6 million for the same period in 2007. The increase is a result of additional expenses associated with the opening, staffing and managing of (6) six FansEdge stores in the period, higher staffing levels overall to support projected growth, and investments made to support our new Web Syndication model. As a percentage of sales, operating expenses were 46.2% and 40% for the twelve month periods ended December 31, 2008 and December 31, 2007, respectively. The Company’s fourth quarter revenues fell short of projections due to the economic recession.

Interest expense, net. Net interest expense was $926 for the twelve months ended December 31, 2008, versus $829 for the same period last year. This increase is a result of higher levels of borrowing and a notes payable acquired during the current period associated with the Company’s completed acquisition of StarStruck/ProTeam.

Provision for income taxes. The Company recognized an income tax benefit of $1.4 million for the twelve month period ended December 31, 2008, versus an income tax expense of $218 for the same period in 2007. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all of the evidence, management has determined that a valuation allowance of $187 is necessary for the twelve months ended December 31, 2008, and $187 for the twelve months ended December 31, 2007. The Company expects its continuing effective tax rate to approximate 40%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the twelve months period ended December 31, 2008, are the cash flows generated from our operating subsidiaries; availability under our $21.5 million senior revolving credit facility; availability under our $1.5 million acquisition line and available cash and cash equivalents. We are unaware of any trends that may have a negative impact on our ability to continue our operations.

The balance sheet as of December 31, 2008 reflects working capital of $8.2 million versus working capital of $17.5 million at December 31, 2007. At December 31, 2008, the Company’s cash and cash equivalents were $498 thousand compared to $1.6 million at December 31, 2007. Please note that the Company is not negatively impacted by the cash balance of $498 thousand as it has sufficient access to capital under its revolving credit facility with its senior lender. As a lead-in to the holiday season, the Company draws down on its line of credit to make inventory purchases so it is properly positioned to support the increased sales activity experienced during the quarter ended December 31, 2008. The increased throughput results in significant pay-downs to the line balances; and the yearly cycle starts anew. Net accounts receivable at December 31, 2008 were $3.3 million compared to $4.4 million at December 31, 2007.

Use of Funds

Cash used in operations amounted to $5.9 million for the twelve months ended December 31, 2008, compared to $2.3million used in operations during the same period of 2007. The increase is a result of paying off $3.6 million of trade payables (expand). Cash used in investing activities was $2.9 million for the twelve months ended December 31, 2008 & $2.0 million for the same period ended December 31, 2007, with the majority of the cash used for the purchase of property and equipment, in both periods. Cash used in financing activities was approximately $7.6 million for the twelve months ended December 31, 2008, versus $5.0 million for the same period in 2007.

Other Activity

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. Effective May 12, 2008, Comerica Bank increased the Company’s revolver from $15 million to $21.5 million. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver is floating at prime or 30 day Comerica costs of funds plus 2.00%; and prime or 30 day Comerica costs of funds plus 2.50%, for the funds drawn from the acquisition line. As of December 31, 2008, the Company’s outstanding loan balance was $9.3 million, yielding $12.2 million available on the revolver and $1.1 million, yielding $.4 million available on the acquisition line. Our line of credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants. As of December 31, 2008, the Company was not in compliance with its covenants and has sought the appropriate waivers from its senior lender. No assurances can be made that the Company will ultimately receive the formal waivers, and if so, under acceptable terms and conditions.

Analysis

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With the slowing economy, we are managing our capital conservatively and analyzing each of our commitments to identify areas where we can improve the profitability and or cash flow of our business. To date, we have been successful with restructuring many of our rent commitments, player contracts and vendor pricing. Also, we have reduced our workforce and implemented management and employee salary reductions to lower our operating expenses. In addition, our stock has been, and continues to be, thinly traded despite our listing on the American Stock Exchange, and our public and investor relations initiatives, therefore providing little liquidity for many of our shareholders. Accordingly, we believe we may have been unable to realize many of the principal benefits of being a public company; all the while, continuing to incur many of the additional costs associated with being a public company, including, but not limited to, listing fees, SEC filings, enhanced legal and accounting fees and Sarbanes-Oxley. We expect that these and other compliance costs of a public company will continue to increase. As a result of the foregoing, we expect to consider from time to time, strategic alternatives to maximize shareholder value, including terminating our status as a public company, going private, and delisting our common stock from the American Stock Exchange.

Contractual Obligations (In thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:*	$15,687	13,794	600	1,293	—
Capital (finance leases):	$75	23	45	7	—
Operating leases:	$21,655	4,162	7,161	6,171	4,161
Purchase obligations	—	—	—	—	—
Other long-term liabilities	$2,446	1,410	1,006	30

*	Does not include interest payable

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (the “PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt Statement 161 in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that will require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements which should be retrospectively applied. Early adoption of SFAS No. 160 is also prohibited. Accordingly, the Company will be required to adopt SFAS No. 160 as of January 1, 2009. Management does not believe that the adoption of SFAS No. 160 will have a material effect on the Company’s consolidated results of operations, cash flows or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to measure at fair value eligible financial assets and liabilities that are not currently required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between the different measurements attributes the entity elects for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will not elect the fair value option available for those assets and liabilities which are eligible under SFAS No. 159, and accordingly, there will be no impact on the Company financial position and results of operations attributable to SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations, or cash flows.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period for fiscal years beginning after December 15, 2006. Dreams has adopted FIN 48 and there is no material impact on its financial condition, results of operations, cash flows or disclosures.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of December 31, 2008, we had $11.4 million of variable rate debt outstanding under our credit facility with Comerica Bank. Presently, the revolving credit line bears interest at the prime rate or 3.25%. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 3.58% per annum for the year ended December 31, 2008 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $37.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at December 31, 2008 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Page

AUDITED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-2

Consolidated Statements of Operations for the year ended December 31, 2008, year ended December 31, 2007 and the nine months ended December 31, 2007	F-3

Consolidated Statement of Stockholders Equity for the year ended December 31, 2008, year ended December 31, 2007 and the nine months ended December 31, 2007	F-4

Consolidated Statement of Cash Flows for the year ended December 31, 2008, the year ended December 31, 2007 and the nine months ended December 31, 2007	F-5

Notes to Consolidated Audited Financial Statements	F-6

Quarterly Financial Information	F-25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2008.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Report of Management on Internal Controls Over Financial Reporting.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008, is effective.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes made in the registrant’s internal controls over financial reporting and there were no other factors that could significantly affect our internal controls over financial reporting during the fiscal year (the registrant’s fourth quarter in the case of an annual report) covered by this report.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director/Officer of the Company Since	Position Held With the Company
Sam D. Battistone	69	1982	Chairman/Director
Ross Tannenbaum	46	1998	President/CEO/Director
David M. Greene	46	2001	Senior V. P. /Corporate Secretary
Dale Larsson	64	1982	Director
Kevin Bates	41	2006	Divisional President - Retail
Mitch Adelstein	43	2006	Divisional President - Manufacturing
Dorothy Sillano	52	2006	V.P. / Chief Financial Officer
David Malina	64	2006	Director
Steven Rubin	48	2006	Director
Manoharan Sivashanmugam	38	2007	Chief Information Officer

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

Steven Rubin. Mr. Rubin was named a director of the Company in November 2006. Mr. Rubin has served as Executive Vice President-Administration and as a director of Opko Health, Inc. since March, 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Before joining IVAX, from January 2000 to August 2001, Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of privately-held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions. He was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 until 2000, in the Corporate and Securities Department. Mr. Rubin was a shareholder of that firm from 1991 until 2000 and a director from 1998 until 2000. Mr. Rubin currently, also serves on the board of directors of Modigene Inc., a development stage biopharmaceutical company, Safe Stitch Medical, Inc., a medical device company, and Longfoot Communications Corp., a shell company seeking a merger or other business partner. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida.

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

Meetings of Directors

During the twelve months ended December 31, 2008, the Board of Directors acted by unanimous consent on one occasion and had two meetings.

Compensation of Directors.

In addition to reimbursing outside Directors for their out-of-pocket expenses associated with attending Board and or Committee Meetings, the following compensation was paid to our outside Board and Committee Members in 2008:

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

Independence of the Board.

The Board of Directors has determined that the following four individuals of its five member board are independent as defined under the federal securities laws, and the rules of the NYSE AMEX Equities Exchange: Mr. Battistone, Mr. Larsson. Mr. Malina and Mr. Rubin.

Committees of the Board of Directors.

Until the creation and adoption of the Company’s audit committee in March of 2007, the Board of Directors acted as our Audit Committee. In addition to the audit committee, in March of 2007, the Company established a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these charters meets the requirements of the NYSE AMEX Equities Exchange.

Audit Committee

The Audit Committee presently consists of Messrs. Larsson, Battistone and Malina; with Mr. Larsson serving as chairman. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board has determined that Mr. Dale Larsson qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in an Audit Committee Charter, a copy of which is currently available from the Company and is posted on our web site at www.dreamscorp.com.

Compensation Committee

The Compensation Committee presently consists of Messrs. Larsson and Malina. The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation and over-all benefits of our executive officers, including administering the Company’s Equity Incentive Stock Option Plan. The Compensation Committee Charter, a copy of which is currently available from the Company, and is posted on our web site at www.dreamscorp.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee presently consists of Messrs. Battistone and Rubin. The Nominating and Corporate Governance Committee is responsible for identifying prospective qualified Board of Director candidates as well as those names submitted by our shareholders. In addition, this committee provides recommendations to the Board of Directors as to a proper set of corporate governance guidelines and principles to adopt. The Nominating and Corporate Governance Committee Charter, a copy of which is currently available from the Company, and is posted on our web site at www.dreamscorp.com

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2008 and amendments thereto furnished to the Company with respect to the twelve months ended December 31, 2007, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008.

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

The following is a discussion of each element of our compensation program, including (i) why we choose to pay each element, (ii) how we determine the specific amount to pay for each element, and (iii) how each element, and our decisions regarding each element, fit into our overall compensation objectives and affect decisions regarding other elements. We also discuss the specific decisions we made with respect to the compensation of our Chief Executive Officer, and the remaining executive officers for the twelve months ended December 31, 2008 (collectively, the “Named Executive Officers” or “NEO’s”).

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

Base Salary of Our Chief Executive Officer

The Compensation Committee reviewed the compensation of numerous publicly traded companies similarly situated to ours, and based upon this review set Ross Tannenbaum’s, our President & CEO, base salary at $350,000 effective April 1, 2007, and $370,000 effective April 1, 2008. However, Mr. Tannenbaum’s base salary has been reduced to $333,000 for 2009 to coincide with a company-wide, management and employee salary reduction effort to lower operating expenses for the year.

Base Salary of Our Other Named Executive Officers

The Compensation Committee approved the base salary of David Greene, our Senior Vice-President of Finance and Corporate Secretary of $165,000 effective April 1, 2007, and $175,000 effective April 1, 2008. They approved the base salary of Dorothy Sillano, our V.P. and Chief Financial Officer of $145,000, effective January 1, 2008 in continued recognition of their corporate initiative results and level of responsibilities as our Senior Vice President and Corporate Secretary and V.P. and CFO, respectively. However, Mr. Greene’s and Ms. Sillano’s salaries have been reduced to $157,500 and $130,500, respectively to coincide with a company-wide, management and employee salary reduction effort to lower operating expenses for the year.

The following table reflects the adjustments we made to the base salaries of our Named Executive Officers. Base salaries of our NEO’s are reviewed, and if warranted adjusted by the Compensation Committee and Board of Directors. The amounts reflected within the columns represent the amount of base salary for each NEO as of March 31 for Fiscal Year 2007 and December 31 of each respective year represented.

Named Executive Officer and Position	FY 07 Base	2007 Base	2008 Base
Ross Tannenbaum, President and CEO	$325,000	$350,000	$370,000
David Greene, Senior V.P.	$140,000	$165,000	$175,000
Dorothy Sillano, V.P. and CFO			$145,000

Performance-Based Annual Cash Bonuses

In April, 2006 our Board of Directors approved our Executive Cash Bonus Plan (“Cash Bonus Plan”). We use our Cash Bonus Plan to provide annual incentives to executive officers and members of our senior management team in a manner designed to (i) link increases in compensation to increases in our revenues and income in order to reinforce our focus on creating shareholder value, (ii) reinforce our desire to control costs, and (iii) link a significant portion of our executives’ compensation to the achievement of such goals. Cash bonuses are designed to reward officers for their contributions to our financial and operating results. The bonus remains discretionary, and may be adjusted at the sole discretion of the Board of Directors.

Performance-Based Annual Cash Bonuses Paid to Our Named Executive Officers

For the year ended December 31, 2008, there were no bonuses earned.

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

Other Compensation

We provide our Named Executive Officers with certain other benefits that we believe are reasonable, competitive, and consistent with our overall executive compensation program. We believe that these benefits generally allow our executives to work more efficiently. The costs of these benefits generally constitute only a small percentage of each executive’s total compensation. In setting the amount of these benefits, the Compensation Committee considers (i) each executive’s position and scope of responsibilities, and (ii) all other elements comprising the executive’s compensation. For the twelve months ended December 31, 2008, we provided an automotive allowance to certain of our NEO’s. We report these costs as personal benefits for the NEO’s in the “Non-equity Deferred Compensation” and “All Other Compensation” columns in the Summary Compensation Table below.

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

2008 Compensation Tables.

Summary Compensation Table as of December 31, 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ross Tannenbaum PEO	2008	370,000				9,600	379,600

David M. Greene Senior V.P Finance	2008	175,000				7,200	182,200

Kevin Bates Division President	2008	360,000					360,000

Mitch Adelstein Division President	2008	216,000				7,200	223,200

Dorothy Sillano V.P, PFO	2008	145,000					145,000

Mano Sivashanmugam CIO	2008	180,000					180,000

Outstanding Equity Awards At December 31, 2008 Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Ross Tannenbaum	28,283			1.50	8/09
PEO
David Greene	4,128			1.50	8/09
Senior V.P.
Kevin Bates	166,667			.60	2/11
Division President
Mitch Adelstein	7,942			1.50	8/09
Division President
Mano Sivashanmugam			16,667	2.75	6/11
CIO

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Sam Battistone	2008	15,000			15,000
Dale Larsson	2008	20,000			20,000
Steven Rubin	2008	10,000		9,766	19,766
David Malina	2008	10,000		9,766	19,766

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

The members of the Compensation Committee of the Company’s Board of Directors have reviewed and discussed the Compensation Discussion and Analysis appearing in this transition report on Form 10-K with management, and based upon such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that such Compensation Discussion and Analysis be included herein.

The Compensation Committee – Dale Larsson, David Malina

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders.

The following table sets forth as of March 1, 2009 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	1,902,839	(2)(3)	5.0%

Ross Tannenbaum	7,673,823	(4)	20.4%

Mano Sivashanmugam	21,667	(5)	*

Dorothy Sillano	750		*

Dale Larsson 1776 North State Street, ste #160 Orem, UT 84057	94,809		*

Mitch Adelstein	352,512	(6)	*

Kevin Bates	188,184	(7)	*

David M. Greene	400,000	(8)	1.0%

Steven Rubin 4400 Biscayne Blvd Miami, FL 33137	52,051	(9)	*

David Malina 4400 Biscayne Blvd Miami, FL 33137	20,000	(10)	*

The Frost Group, LLC 4400 Biscayne Blvd, 15th Floor Miami, FL 33137	5,373,569	(11)	14.3%

All Executive Officers and Directors as a group (10 persons)(12)	10,483,301		27.9%

See footnotes below.

*	Less than 1.0%
(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, suite 325 Plantation, Florida 33324.
(2)	Excludes 597,703 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	90,702
Dann Battistone	106,157
Brian Battistone	63,652
Mark Battistone	75,797
Cindy Battistone Hill	81,700
Signature, Inc.	176,695

(3)	Excludes 11,725 shares which are the subject of stock options.
(4)	Excludes 28,283 shares which are the subject of stock options.
(5)	Includes 16,667 shares which are the subject of stock options.
(6)	Excludes 7,942 shares which are the subject of stock options.
(7)	Includes 166,667 shares which are the subject of stock options.
(8)	Excludes 4,128 shares which are the subject of stock options.
(9)

Mr. Rubin is a member of The Frost Group, LLC. He disclaims beneficial ownership of the securities held by The Frost Group, LLC except to the extent of his pecuniary interest therein. Also, includes 20,000 shares which are the subject of stock options.

(10)	Includes 20,000 shares which are the subject of stock options.
(11)	Includes 245,364 shares owned by Frost Gamma.
(12)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Director Independence

The Board of Directors has determined that four individuals of its five member board are independent as defined under federal securities laws, including the rules of the NYSE AMEX Equities Exchange: Mr. Larsson, Mr. Battistone, Mr. Malina and Mr. Rubin.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Friedman, Cohen, Taubman & Company for the year ended December 31, 2008 and the nine months ended December 31, 2007.

	Year Ended 12/31/ 2008	Nine Mths Ended 12/31/07
Audit Fees	$44,836	$86,135
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$44,836	$86,135

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees—N/A

Tax Fees—N/A

Overview—The Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Financial Statements Included in this Report	Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-2

Consolidated Statements of Operations for the year ended December 31, 2008, year ended December 31, 2007 and the nine months ended December 31, 2007	F-3

Consolidated Statement of Stockholders Equity for the year ended December 31, 2008, year ended December 31, 2007 and the nine months ended December 31, 2007	F-4

Consolidated Statement of Cash Flows for the year ended December 31, 2008, the year ended December 31, 2007 and the nine months ended December 31, 2007	F-5

Notes to Consolidated Audited Financial Statements	F-6

Quarterly Financial Information	F-25

(b) Exhibits

Exhibit No.
3.1	Restated Articles of Incorporation, dated June 8, 1989 (1)

3.2	Articles of Amendment, dated March 28, 1996 (1)

3.3	Articles of Amendment, dated January 14, 1999 (1)

3.4	Articles of Amendment to the Revised Articles of Incorporation, dated April 5, 2005 (2)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated January 25, 2007 (3)

3.6	Bylaws (1)

4	Dreams, Inc. Equity Incentive Plan (3)

21	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Filed with the Company’s Form 10-SB on September 7, 1999, and incorporated by this reference.
(2)	Filed with the Company’s Form SB-2/A on April 5, 2005, and incorporated by this reference.
(3)	Filed as an exhibit with the Company’s Form 8-k on January 29, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/s/ Ross Tannenbaum
Ross Tannenbaum President, Chief Executive Officer Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer and a Director (principal executive officer )
Dated: April 15, 2009

By:	/s/ Dorothy Sillano
Dorothy Sillano, V.P. and Chief Financial Officer (principal financial officer)
Dated: April 15, 2009

By:	/s/ Sam Battistone
Sam Battistone, Director
Dated: April 15, 2009

By:	/s/ Dale E. Larsson
Dale E. Larsson, Director
Dated: April 15, 2009

By:	/s/ David Malina
David Malina, Director
Dated: April 15, 2009

By:	/s/ Steven Rubin
Steven Rubin, Director
Dated: April 15, 2009

Friedman, Cohen, Taubman and Company, LLC Letterhead

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dreams, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and the nine months ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dreams, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the nine months ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company incurred a netloss in 2008, is in violation of its debt covenants, and is experiencing difficulty generating sufficient cash flows to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective September 12, 2007 the Company changed its fiscal year to begin on January 1 and end on December 31.

/s/ Friedman, Cohen, Taubman and Company

Friedman, Cohen, Taubman and Company, LLC

April 14, 2009

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$498	$1,601
Accounts receivable, net	3,313	4,395
Inventories	31,121	24,319
Prepaid expenses and deposits	1,863	1,999
Deferred tax asset	636	645

Total current assets	37,431	32,959
Property and equipment, net	5,476	3,891
Deferred loan costs	44	51
Goodwill, net	8,715	8,727
Other intangible assets, net	5,472	5,465
Deferred tax asset	1,776	284
Other assets	9	9

Total Assets	$58,923	$51,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,522	$11,113
Accrued liabilities	6,060	2,400
Current portion of long-term debt	1,255	712
Borrowings against line of credit	12,556	—
Deferred credits	1,863	1,186
Deferred tax liability	—	—

Total current liabilities	29,256	15,411
Long-term debt, less current portion	1,876	2,199
Capital lease obligation	75	93
Long-term deferred tax liability	2,500	1,967
Borrowings against line of credit	—	4,952

Total Liabilities	33,707	24,622

Minority Interest in subsidiary	4	4
Stockholders’ equity:
Preferred stock authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2008 and December 31, 2007.	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000, and 100,000,000 shares; issued and outstanding 37,566,614 and 37,528,214 shares as of December 31, 2008, and December 31, 2007, respectively.	35,339	35,213
Treasury stock 38,400 issued and 0 shares as of December 31, 2008 and December 31, 2007.	(46)	(—)
Accumulated deficit	(10,081)	(8,453)

Total stockholders’ equity	25,212	26,760

Total liabilities and stockholders’ equity	$58,923	$51,386

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Year Ended December 31, 2008, The Year Ended December 31, 2007 and the Nine Months Ended December 31, 2007

(Dollars in Thousands, except share and earnings per share amounts)

	Year ended December 31,2008	(unaudited) Year ended December 31,2007	9 months ended December 31,2007
Revenues:
Manufacturing/Distribution	$18,116	$18,191	$13,554
Retail	63,320	54,971	45,068
Other	546	1,107	1,080

Total revenues	81,982	74,269	59,702

Expenses:
Cost of sales—manufacturing/distribution	9,348	10,518	7,611
Cost of sales—retail	35,368	31,317	25,524
Operating expenses	37,925	29,595	23,406
Depreciation and amortization	1,347	1.121	928

Total expenses	83,988	72.551	57,469

Income (loss) from operations	(2,006)	1,718	2,233
Interest (expense), net	(926)	(829)	(708)
Other (expense) / income	(55)	(152)	(110)

Income (loss) before income taxes	(2,987)	737	1,415
Income tax benefit/(expense)	1,373	(218)	(623)

Net income (loss)	$(1,614)	$519	$792

Basic and diluted income (loss) per share	$(0.04)	$0.02	$0.02

Weighted average shares outstanding	37,545,576	37,328,962	37,328,962

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2008, The Year Ended December 31, 2007 and the Nine Months Ended December 31, 2007 (Dollars in Thousands, except share and earnings per share amounts)

	Shares Outstanding	Common Stock & Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31,2006	29,683,787	$26,286		$(10,225)	$16,061

Share Based Compensation Expense	—	32	—	—	32
Stock Options Converted/shares Issued	272,857	180	—	—	180
Settlement of debt	109,763	312	—	—	312
Shares Issued-Investor	5,128,205	1,992	—	—	1,992
Shares Issued-Acquisition (1)	1,666,667	4,500	—	—	4,500
Shares Held back-acquisition (1)	(166,667)	(400)	—	—	(400)
Shares Issued-Acquisition (2)	258,333	734	—	—	734
Net Income		0	—	980	980

Balance as of March 31, 2007	36,952,945	$33,636	—	$(9,245)	$24,391
Share Based Compensation Expense	—	76	—	—	76
Stock Options Converted/shares Issued	47,967	—	—	—	—
Reinstatement of debt	(109,763)	(312)	—	—	(312)
Shares Issued-Acquisition (3)	500,000	1,075	—	—	1,075
Shares Issued-Acquisition (1)	129,246	310	—	—	310
Shares Held back-acquisition (3)	182,218	428	—	—	428
Net Income	—	—	—	792	792

Balance as of December 31, 2007	37,702,523	$35,214	—	$(8,468)	$26,746
Share Based Compensation Expense	—	47	—	—	47
Stock Options Converted/shares Issued	2,499	2	—	—	2
Treasury stock	(38,400)	—	(46)	—	(46)
Pro Stars Acquisition	(139,408)	39	—	—	39
BoD Stock Option Expense	—	20	—	—	20
Acquisition Stock Option Expense	—	18	—	—	18
Net Income/(loss)	—	—	—	(1,614)	(1,614)

Balance as of December 31, 2008	37,527,214	$35,337	$(46)	$(10,081)	$25,212

(1)	Acquisition of Pro Stars
(2)	Acquisition of Unique Images
(3)	Acquisition of Schwartz Sports

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008, and the Year Ended December 31, 2007, and the nine months ended December 31, 2007.

Dollars in Thousands

		(unaudited)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2007
Cash Flows from Operating Activities
Net (Loss) Income	$(1,614)	$346	$792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:		— —
Depreciation	1,288	1,101	893
Amortization	59	51	35
Loan cost amortization	49	(28)	40
Net loss from the sale of property and equipment	(2)	—	—
Stock based compensation	48	65	76
Deferred tax benefit, net	(823)	(9)	113
(Increase) decrease in:		—
Accounts receivable	1,081	(2,013)	(2,108)
Notes receivable	—	5	—
Inventories	(6,802)	(7,630)	(6,452)
Prepaid expenses and deposits	136	(432)	(662)
Other assets	(0)	(9)	(9)
Increase (decrease) in:		—
Accounts payable	(3,592)	5,475	7,547
Accrued liabilities	3,660	343	2,166
Deferred revenues	677	445	942

Net cash (used in) provided by operating activities	(5,835)	(2,290)	3,373
Cash Flows from Investing Activities
Payment of contingent consideration	—	(454)	(454)
Sold/disposal of Property and equipment	—	78
Minority Interest in Subsidiary	—	—	(110)
Acquisition costs-Fashion Valley	—	(5)
Purchase of property and equipment	(2,873)	(1,563)	(1,280)

Net cash used in investing activities	(2,873)	(1,944)	(1,844)
Cash Flows from Financing Activities
Proceeds from Line of Credit	37,765	55,008	37,854
Paydown on Line of Credit	(30,262)	(51,145)	(37,379)
Proceeds from stock option exercise	—		—
Deferred loan costs	(38)	(61)	(48)
Payment of minority interest	(61)	(68)	—
Borrowings—capital lease	—	114	—
Repayment of Capital lease	(18)	(21)	—
Cash received from stock offering, net	—	(7)	—
Borrowings on notes payable	1,399	2,633	—
Repayment of Notes payable	(1,180)	(1,501)	(1,108)

Net cash provided by (used in) financing activities	7,605	4,952	(681)
Net increase (decrease) in cash and cash equivalents	(1,103)	718	848
Cash and cash equivalents at beginning of period	1,601	883	753
Cash and cash equivalents at end of period	$498	1,601	1,601

Cash paid for interest	916	786	673
Cash paid for income taxes	101	80	80
Non-cash transaction
Reversed NP to Fashion Valley	50
Notes Payable for Inventory acquisition	899
Purchase of M&S store inventory and accounts payable	—	48	48
Cashless exercise of stock options	—	129	129
Common stock issued in acquisition of Schwartz Sports	—	1,503	1,503
Debt incurred in acquisition of Schwartz Sports	—	1,168	1,168
Debt incurred in acquisition of Chicago Sun-Times Show rights	—	1,375	1,375
Debt incurred to buyout minority shareholder	—	40	40
Debt incurred in acquisition of Florida Mall	—	50	50
Note Receivable for Somerset sale	—	5	5
Goodwill adjustment to Fasnedge acquisition price	—	30	30
Goodwill adjustment to Dreams Unique acquisition price	—	42	42

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacturing, distributing, retailing and selling of sports licensed products, memorabilia and acrylic display cases via multiple channels. The Company is also in the business of selling Field of Dreams® retail store franchises and operates retail stores and websites selling memorabilia and licensed sports products, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America.

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

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations and credit card transactions from the internet division. The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set at an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of December 31, 2008 and December 31, 2007, the allowance for doubtful accounts was $76 and $67, respectively.

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

The Company partnered in a corporate rebate program with a national consumer goods retailer. The Company issued rebate coupons for which it was pre-paid 50% of the coupon value. Certificates redeemed through December 31, 2008, were recognized as revenue in the current period. Additionally, a breakage model was projected for the program’s eight month term, based upon redemption totals through March 15, 2009. Thus, the Company recognized four (4) months of breakage revenue for the year-ended December 31, 2008.

Shipping and Handling Costs

Costs incurred for shipping and handling associated with a sale are included in cost of sales in the period when the sale occurred. Amounts billed to a customer for shipping and handling is reported as revenue.

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. For the years ended December 31, 2008, December 31, 2007, and March 31, 2007, these expenses were $7.1 million, $4.4 million and $3.4 million, respectively.

Inventories

Inventories, consisting primarily of licensed sports products, sports memorabilia products and acrylic cases, are valued at the lower of cost or market. Inventory value is determined using the specific identification and average cost methods.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2001 and during the years ended December 31, 2008 and December 31, 2007, and performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and determined no impairment was necessary.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, pre paid expenses, accounts payable, accrued liabilities and deferred credits; approximated their fair values because of the short maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2008 and December 31, 2007, the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding including the dilutive effect of common stock equivalents. There was no dilutive effect of common stock equivalents in 2008, as all of the outstanding stock options had exercise prices greater than the average 2008 stock price.

Potential common stock equivalents at December 31, 2008 were stock options to purchase 486,748 shares of common stock with exercise prices ranging from $.60 to $2.75 per share.

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

For the year ended December 31, 2008, the Company recorded $48 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expense in the Company’s Consolidated Statement of Operations. This expense was offset by a $19 deferred tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R): (Which the Company adopted effective Fiscal Year 2007).

Stock Options—The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options may also be granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three and five years. There were 70,000 options granted during the twelve months ended December 31, 2008 with a weighted average issue price of $1.08. Awards generally expire three to five years after the date of grant.

During the twelve months ended December 31, 2008, 100,664 options vested. The Total Weighted Average (TWA) of shares vested for the year was 53,196. The TWA price vested during the period was $.49.

As of December 31, 2008, there were 486,748 options outstanding with a weighted average exercise price of $.98 Vested options totaled 431,411 with a weighted average exercise price of $.98. Total outstanding options that were “in the money” at December 31, 2008 were 0 with an average price per option of $.0. Of those options, the vested “in the money” options totaled 0 with an average price of $.0 and the “in the money” unvested options totaled 55,337.

The following table summarizes the stock option activity from April 1, 2007 through December 31, 2008:

	Shares	Exercise Price	Weighted Avg. Exercise Price
April 1, 2007	493,582	$.60 - $1.50	$.89
Granted	36,667	$2.64 - $2.75	$2.69
Expired	(3,166)	$ .90	$.90
Cancelled	(5,000)	$ .90	$.90
Exercised	(84,333)	$1.20	$1.07
December 31, 2007	437,750	$.60 - $2.75	$.97
Granted	70,000	1.08	1.08
Expired	—	—	—
Cancelled	(18,503)	.60	.60
Exercised	(2,499)	.60	.60
December 31, 2008	486,748	.60 - 2.75	.98

The following table breaks down the number of outstanding options with their corresponding contractual life, as well as the exerciseable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	[Outstanding]			[Exerciseable]
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.19	368,993	2.2	.69	321,990.70
$1.20 to $2.14	81,088.6		1.50	81,088	1.50
$2.15 to $2.75	36,667	2.5	2.69	28,333	2.67

$0.60 to $2.75	486,748	1.9	.98	431,411.98

At December 31, 2008, exercisable options had aggregate intrinsic values of $0.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (the “PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt Statement 161 in the first quarter of 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations, or cash flows.

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

General Statement

Upon the closing of an acquisition, management estimates the fair values of the acquired assets and liabilities and consolidates the acquisition as quickly as possible. However, it routinely takes time to obtain all of the pertinent information to finalize the acquired company’s balance sheet and supporting schedules and to adjust the acquired company’s accounting policies, procedures, books and records to the Company’s standards. As a result, it may take several quarters before the Company is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for initial estimates to be subsequently revised.

The Company considers the following transactions to be significant in nature but, not material to the business overall.

Chicago Sun-Times Collectibles Show

Effective September 4, 2007, the Company purchased all of the rights, title and interests in the Chicago Sun-Times Collectibles Show from Sportsnews Productions, Inc. The Agreement grants the Company the exclusive right to produce and operate the Chicago Sun-Times Collectibles Show from the date of the agreement in perpetuity and to receive all revenues and all other benefits and interests from those shows. As a result of the transaction, the Company recorded intangible assets of approximately $1.4 million in 2007. The intangible assets consist of a five year non-compete agreement which management estimates to be valued at $150. The remaining amount has been recorded as non-amortizable rights as management believes the asset has an indefinite useful life. In connection with the acquisition, a consulting agreement was executed with the president of the seller of the show for a term of five years.

Schwartz Sports

Effective August 1, 2007, the Company entered into a stock purchase agreement with the shareholders of BKJ Consulting Corp., an Illinois corporation that owned and operated Schwartz Sports, a Chicago based sports memorabilia Company. The Company acquired 100% of the outstanding shares of BKJ Consulting Corp. in exchange for 500,000 newly issued, restricted common shares of Dreams, Inc. The Company disclosed this transaction on a Form 8-K dated August 2, 2007. As a result of the acquisition, the Company recorded approximately $1.8 million of inventory and $867 of Goodwill on its books in 2007. Subsequently, the Goodwill figure was reduced to $812. Additionally, $1.2 million in notes payable and $1.5 million in common stock or 682,128 restricted shares were issued in 2007 to complete this transaction.

Florida Mall

Effective July 14, 2007, the Company entered into an asset purchase agreement with The Pentagon Group of Orlando, Inc., a Florida corporation that owned and operated a franchised Field of Dreams® store in Orlando, Florida. The Company paid $50 at closing and provided a $50 one-year promissory note, without interest in return for approximately $50 in inventory and all lease-hold improvements and other tangible assets used in the operation. As a result of the acquisition, the Company recorded $6 of Goodwill in 2007. Subsequently, the Goodwill figure was increased to $48.

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

Cash and Cash Equivalents

The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100; and now, as of October 2008, up to $250. At times, cash balances may be in excess of the amounts insured by the FDIC. The Company had not experienced any losses in such accounts until it was notified on September 24, 2008 that the Silver State Bank in Henderson, Nevada was closed by the FDIC. As a result of this notification, the Company booked a $50 reserve against the $240 Certificate of Deposit held at this institution. The Company received the $100 insured portion during the first quarter of 2009 and will continue to receive pro-rata distributions upon the liquidation of Bank assets in the future.

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

4.	Inventories

The components of inventories as of:

	December 31, 2008	December 31, 2007
Raw materials	$362	$363
Work in process	78	76
Finished goods, net	30,681	23,880

Total	$31,121	$24,319

The reserve for slow moving inventory was 334 at December 31, 2008 and $270 at December 31, 2007.

5.	Property and Equipment

The components of property and equipment as of:

	December 31, 2008	December 31, 2007
Leasehold improvements	$2,358	$1,721
Machinery and equipment	1,278	740
Office and other equipment and fixtures	1,219	904
Transportation equipment	72	72
Computer Software	2,705	1,758
Computer equipment	2,040	1,630

	9,672	6,825
Less accumulated depreciation	(4,196)	(2,934)

	$5,476	$3,891

The depreciation expense for the year ended December 31, 2008 was 1.3 million and 1.1 million for the same period last year.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

Total
Balance – March 31, 2007	$7,497
Acquisition of businesses	867
Adjustment to purchase price	363

Balance as of December 31, 2007	$8,727
Adjustment to purchase price	(12)
Balance as of December 31, 2008	$8,715

The following table provides information about changes relating to intangible assets for the Year ended December 31, 2008 and the nine months ended December 31, 2007:

	December 31, 2008
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	5.4	325	(206)	119
Other	2.2	67	(5)	62

		392	(211)	181

Indefinite-lived intangible assets:
Trademarks		3,886	—	3,886
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		5,683	(211)	5,472

	December 31, 2007
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	5.4	$325	(151)	174
Other	2.2	78	(78)	—

		403	(229)	174

Indefinite-lived intangible assets:
Trademarks		3,886	—	3,886
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		$5,694	$(229)	$5,465

Amortization expense for the year ended December 31, 2008 was $59. For the nine months ended December 31, 2007, it was $35. For the calendar year ending December 31, 2007, it was $59.

7.	Line of Credit

At December 31, 2008, the Company had a revolving line of credit with a financial institution which allowed the Company to borrow up to $21.5 million for working capital purposes based on eligible accounts receivable and inventories. The net availability as of December 31, 2008 was $21.2 million, which consisted of $19.6 million in inventory and $1.6 million in accounts receivables. The balance outstanding on the loan as of March 1, 2009 was $16.5 million resulting in the excess availability of $2.4 million as of March 1, 2009. The line of credit carries a floating annual interest rate at prime or fixed at 30 day Comerica costs of funds plus 2.00%. As of March 1, 2009 the interest rate on the loan was 2.96%. The line of credit is collateralized by the Company’s assets. The advanced rates as of December 31, 2008 were 80% for eligible accounts receivables and 60% for inventories. The Company also has a $1.5 million “Acquisition Line” with Comerica Bank of which $400 thousand amount was available at December 31, 2008. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include a fixed charge coverage ratio and minimum tangible net worth. We are currently out of compliance with certain financial covenants and are working with our Bank to determine a course of action to remedy the situation. Interest expense associated with the line of credit for the year ended December 31, 2008 was $734 and for the twelve months ended December 31, 2007 was $643 and for the nine months ended December 31, 2007 was $592.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at:

	December 31, 2008	December 31, 2007
Payroll costs (including bonuses and commissions)	$660	$777

Professional fees	—	50
Accrued royalties	264	630
Other trade accruals	5,136	943

	$6,060	$2,400

9.	Notes Payable

Notes payable consists of the following at:

	December 31, 2008	December 31, 2007
Note payable to seller of Field of Dreams store; unsecured, due December 2009, monthly payments of $5,822 including interest at 7% annually	68	181
Note payable, unsecured, due February 2011, monthly payments $7,320 including interest at 6.0% annually.	178	252
Note payable, unsecured, due July 2008, monthly payments of $4,167, no stated interest rate	—	29
Note payable, unsecured, due January 2011, monthly payments of $8,247, including interest at 6% annually	193	276
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 1 year	80	80
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	220	220
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	100	100
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 1 year	—	50
Notes payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	200	200

	December 31, 2008	December 31, 2007
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	518	518
Note payable, unsecured, due April 2009, with interest at 5.5%	899	—
Note payable, unsecured, due February 2008, with no stated interest rate	—	30
Note payable, unsecured, due April 2012, with no stated interest rate. Payments made annually now and until maturity between $100,000 and $300,000	675	975

	3,131	2,911
Less current portion	(1,255)	(712)

	1,876	2,199

Interest expense on the notes for the year ended December 31, 2008 was $119 and for the nine months ended December 31, 2007 was $30.

For notes that have no stated interest rates, the Company has imputed a rate of 6%.

10.	Stockholders’ Equity

Common Stock: As of December 31, 2008 and December 31, 2007, the Company had 100,000,000 and 100,000,000 shares authorized and 37,528,214 and 37,564,114 common shares issued and outstanding.

Preferred Stock: As of December 31, 2008 and December 31, 2007, the Company had 10,000,000 shares authorized and -0- preferred shares issued and outstanding for both periods.

Stock Split

The Company received approval from a majority of its shareholders on January 25, 2007 to effectuate a reverse stock split of its common shares. Consequently, the Board determined that a 1 for 6 reverse stock split would be effective on January 30, 2007. All share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

Stock Options: The following table summarizes information about the stock options outstanding:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at March 31, 2006	806,094	.84
Granted	—	—
Exercised	(308,332)	.85
Expired/Canceled	(4,166)	.60
Less fractional shares as a result of 1 for 6 reverse stock split	(14)

Outstanding at March 31, 2007	493,582	$.85
Granted	36,667	2.69
Exercised	(84,333)	1.20
Expired/Canceled	(8,166)	.90

Outstanding at December 31, 2007	437,750	.97
Granted	70,000	$1.08
Exercised	(2,499)	.60
Expired/Canceled	(18,503)	.60

Outstanding at December 31, 2008	486,748	.98

Options exercisable as of December 31, 2008 and , December 31, 2007, were 431,411, and 332,246, respectively. The weighted average fair value of options granted during the twelve months ended December 31, 2008 was $1.08 for the nine months ended December 31, 2007 was $.97 and for fiscal 2007, was $.90 per share.

11.	Income Taxes

The components of the income tax provision (benefit) are as follows:

	Year ended December 31, 2008	9 months December 31, 2007	12 months December 31, 2007
Current:
Federal tax expense/ (benefit)	$(459)	$452	$215
State tax expense/ (benefit)	34	30	14
Deferred:
Federal tax expense/ (benefit)	(858)	93	44
State tax expense/ (benefit)	(90)	48	23

	$(1,373)	$623	$296

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	Year ended December 31, 2008	9 months December 31, 2007	12 months December 31, 2007
Current
Allowance for doubtful accounts	$30	$27	$27
Inventory reserve	137	109	109
Inventory capitalization adjustment	442	344	344
Accrued expenses	27	165	165
Insurance reimbursement	—	—	—

	636	645	645
Long-term
Stock options	65	42	42
Federal and states NOL carry-forward	1,535	194	194
Capital loss carry-forward	187	187	187
Alternative Minimum Tax credit	176	49	49
Charitable contributions	—	—	—
Depreciation and amortization	(2,500)	(1,968)	(1,968)
Less valuation allowance	(187)	(187)	(187)

	$(724)	$(1,683)	$(1,683)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187, $187 and $187 as of December 31, 2008, December 31, 2007, and March 31, 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2007, March 31, 2007 and March 31, 2006.

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

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the year ended December 31, 2008, the nine months ended December 31, 2007 and for the year ended March 31, 2007 is as follows:

	Year ended December 31, 2008	9 months ended December 31, 2007	12 months ended December 31, 2007
Tax at U.S. statutory rate	(34)%	34%	34%
State taxes, net of federal benefit	(6)	6	6
Non-deductible items	1	1	1
Other	(8)	(1)	(4)

	(47)%	40%	37%

At December 31, 2008, the company will have federal net operating loss carryforward of approximately $2.9 million. The Company also has state operating loss carryforwards of approximately $6.1 million. The federal and state net operating losses expire by 2028.

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

Operating Leases

As of December 31, 2008, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next nine years and some contain provisions for certain annual rental escalations. For the Chicago warehouse lease, the Company is committed to assuming additional space each year for the first three years. Of the 188,901 square feet the Company is committed to assuming 65% of the space in year one, 75% of the space in year two, 85% of the space in year three and 100% of the space in year four until lease expiration in 2014.

The future aggregate minimum annual lease payments under the Company’s non-cancellable operating leases are as follows:

Calendar Year
2009	4,162,688
2010	3,704,685
2011	3,456,288
2012	3,165,049
2013	3,005,122
Thereafter	4,160,587

Total minimum lease commitments	21,654,419

Rent expense charged to operations for the year ended December 31, 2008, for the nine months ended December 31, 2007 and fiscal 2007, were $5.3 million, $2.9 million and $2.3 million, respectively.

Capital Leases

The Company has entered into a capital lease for office equipment. The lease requires monthly payments totaling $1,902 and expires in 2012. The interest rate on this capital lease is 5%.

Future minimum payments required under the capital leases consist of the following as of December 31, 2008:

Year Ending December 31,	Amount
2009	23
2010	23
2011	23
2012	17
Total	86
Less Amount representing interest	(11)
Present Value of net minimum lease payments	75

Future Contractual Payments to Athletes

As of December 31, 2008, the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Calendar Year
2009	1,068,665
2010	489,950
2011	305,000
2012	30,000

$1,893,615

14.	Related Party Transactions

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

15.	Business Segment Information

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

The Retail Operations segment is comprised of traditional brick and mortar and Internet:

Brick and Mortar

As of December 31, 2008, the Company owned and operated 17 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and 6 FansEdge stores offering sports licensed products. The Company has multiple stores in the south Florida, Chicago and Las Vegas markets.

Internet

The Internet component of the segment consists primarily of two e-commerce retailers along with a portfolio of athlete and syndicated web sites selling a diversified selection of sports licensed products and memorabilia on the Internet and has represented the fastest growing area of the Company.

All of the Company’s revenue generated during the year ended December 31, 2008, the nine months ended December 31, 2007, and fiscal 2007, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the year ended December 31, 2008, the nine months ended December 31, 2007 and the twelve months ended December 31, 2007, was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2008
Net sales	$23,122	63,385	86,507
Intersegment net sales	(5,006)	—	(5,006)
Operating earnings	12,600	(355)	846
Total assets	17,334	30,790	48,134

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2007
Net sales	$17,423	$45,049	$62,472
Intersegment net sales	(3,869)	(53)	(3,922)
Operating earnings	2,030	2,711	4,741
Total assets	17,097	25,725	42,822

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2007
Net sales	$22,352	$55,013	$77,364
Intersegment net sales	(4,660)	—	(4,660)
Operating earnings	2,296	2,196	3,905
Total assets	17,097	25,725	42,822

Reconciliation to consolidated amounts is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	9 months ended December 31, 2007
Revenues:
Total revenues for reportable segments	$86,507	$77.364	$62,472
Other revenues	481	1,569	1,152
Eliminations of intersegment revenues	(5,006)	(4,660)	(3,922)

Total consolidated revenues	$81,982	$74,273	$59,702

Pre-tax earnings / (loss):
Total earnings for reportable segments	$846	$3,905	$4,741
*Other (loss) / income	(2,907)	(2,339)	(2,619)
Interest expense	(926)	(829)	(707)

Total income (loss) before income taxes	$(2,987)	$737	$1,415

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

16.	Minority Interest

As a result of our Asset Purchase Agreement with Pro-Star, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store; and 88.125% of the marketing venture known as “Stars Live 365”. The Company records all of the revenues generated from these operations and then records a “minority interest expense” representing the limited partners’ earned pro-rata share of the actual profits. The minority interest expense at December 31, 2008 was approximately $55 and is included in accrued liabilities at year end. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three stores and Stars Live 365.

Effective August 29, 2007, the Company bought back 6.5% interest in the Caesars Forum Shops Field of Dreams store from an individual for $40. As a result, the Company’s interest in the Caesars store is now 93%.

17.	Valuation and Qualifying Accounts

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. The following table sets forth the change in each of those reserves for the year ended December 31, 2008 and for the nine months ended December 31, 2007.

Allowance for accounts receivable
Balance as of December 31, 2007	$67
Provision	31
Write offs	(22)

Balance as of December 31, 2008	$76

18.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations, had a decrease in operational cash flows, and is in violation of its debt covenants. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

19.	Management Plan

As a result of the Company incurring operating losses in 2008, experiencing a reduction in operational cash flow, and having violated certain financial performance covenants with its senior lender, the Company has instituted the following plan to mitigate these occurrences during the first quarter of 2009:

•	Substantially reduced its workforce
•	Reduced management and employee wages
•	Re-structured numerous rents at its warehouses and stores
•	Re-structured several athlete client agreements
•	Is managing cash conservatively
•	Is aggressively converting existing inventory into cash
•	Has greatly reduced our planned capital expenditures
•	Has requested waivers from its senior lender regarding the financial covenants not met in December 31, 2008
•

Is actively engaged in negotiating final terms and conditions with the Bank to receive the waiver, although, no assurances can be made that we ultimately receive Bank waivers, and if so, under acceptable terms and conditions.

TWELVE MONTHS ENDED DECEMBER 31, 2008 QUARTERLY FINANCIAL INFORMATION

Three Months Ended:	*December 31,2008	September 30, 2008	June 30, 2008	March 31, 2008
Net Sales	$35,404	14,400	13,650	18,518
Cost of Goods Sold	19,251	7,856	7,683	9,969

Gross Profit	16,153	6.544	5,967	8,549
Operating Expenses	13,847	8,230	7,301	8,514

Operating Income/(Loss)	2,306	(1,686)	(1,334)	35
Other Income (Expenses)	49	(35)	(32)	(37)
Interest Expense	280	273	224	148

Income (Loss) Before Taxes	2,075	(1,994)	(1,590)	(150)
(Provision) Benefit for income taxes	(181)	1,004	763	119

Net Income (loss)	1,894	(990)	(827)	(31)

Earnings (loss) per common share, basic	.04	(.04)	(.03)	(.00)
Earnings (loss) per common share, diluted	.04	(.04)	(.03	(.00)

Weighted Average shares Outstanding:
Basic	37,545,576	37,533,238	37,556376	37,703,211
Diluted	37,669,586	37,662,780	37,718,100	37,876,886

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

TWELVE MONTHS ENDED DECEMBER 31, 2007 QUARTERLY FINANCIAL INFORMATION

Three months ended	*December 31,2007	September 30, 2007	June 30, 2007	March 31 2007
Net Sales	$36,570	$12,584	$10,548	$14,625
Cost of Goods Sold	20,630	6,947	5,499	8,656

Gross Profit	15,940	5,637	5,049	5.969
Operating Expenses	11,477	6,684	6,192	6,561

Operating Income/(Loss)	4,463	(1,047)	(1,143)	(592)
Other Income (Expenses)	(27)	(38)	(45)	(42)
Interest Expense	277	194	237	122

Income (Loss) Before Taxes	4,159	(1,279)	(1,425)	(756)
(Provision) Benefit for income taxes	(1,711)	496	552	520

Net Income (loss)	$2,448	$(783)	$(873)	$(236)

Earnings (loss) per common share, basic	$0.07	$(0.02)	$(0.02)	$(0.06)
Earnings (loss) per common share, diluted	$0.07	$(0.02)	$(0.02)	$(0.06)

Weighted Average shares Outstanding:
Basic	37,328,962	37,203,417	36,958,391	36,958,391
Diluted	37,596,089	37,491,410	37,287,900	37,287,900

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

FISCAL 2007 QUARTERLY FINANCIAL INFORMATION

Three months ended	March 31,2007	*December 31, 2006	September 30, 2006	June 30, 2006
Net Sales	$14,626	$24,853	$8,557	$7,924
Cost of Goods Sold	8,658	13,929	4,700	4,511

Gross Profit	5,968	10,924	3,857	3,413
Operating Expenses	6,562	7,411	4,229	3,826

Operating Income/(Loss)	(594)	3,513	(372)	(413)
Other Income (Expenses)	(42)	—	—	—
Interest Expense	138	104	134	152

Income (Loss) Before Taxes	(774)	3,409	(506)	(565)
Provision (Benefit) for income taxes	(327)	1,328	(202)	(214)

Net Income (loss)	$(447)	$2,081	$(304)	$(351)

Earnings (loss) per common share, basic	$(.01)	$0.06	$(.01)	$(.01)
Earnings (loss) per common share, diluted	$(.01)	$0.06	$(.01)	$(.01)

Weighted Average shares Outstanding:
Basic	36,744,642	33,045,843	29,683,787	29,683,787
Diluted	36,744,642	33,045,843	29,683,787	29,683,787

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)