Form 10-Q
period 2009-03-31
DREAMS INC
filed 2009-05-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009 there were 37,528,214 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$368	$498
Accounts receivable, net	2,335	3,313
Inventories	29,861	31,121
Prepaid expenses and deposits	1,876	1,863
Deferred tax asset	636	636

Total current assets	$35,076	$37,431
Property and equipment, net	5,210	5,476
Deferred loan costs	27	44
Other intangible assets, net	5,437	5,472
Goodwill, net	8,715	8,715
Deferred tax asset	1,776	1,776
Other assets	9	9

Total assets	$56,250	$58,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,498	$7,522
Accrued liabilities	2,599	6,060
Current portion of long-term debt	723	1,255
Borrowings against line of credit	18,333	11,445
Borrowings against bank term note	944	1,111
Deferred credits	694	1,863

Total current liabilities	$27,791	$29,256
Long-term debt, less current portion	1,652	1,876
Capital lease obligation	80	75
Long-term deferred tax liability	2,500	2,500

Total Liabilities	$32,023	$33,707
Minority interest in subsidiary	4	4
Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,528,214 and 37,528,214 shares as of March 31, 2009 and December 31, 2008, respectively.	35,339	35,339
Treasury stock 38,400 issued as of March 31, 2009 and December 31, 2008.	(46)	(46)
Accumulated deficit	(11,070)	(10,081)

Total stockholders’ equity	24,223	25,212

Total liabilities and stockholders’ equity	$56,250	$58,923

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Manufacturing/Distribution	$3,523	$5,611
Retail	11,233	12,767
Other	89	140

Total Revenues	$14,845	$18,518
Expenses:
Cost of sales-mfg/distribution	$1,580	$2,987
Cost of sales-retail	6,243	6,982
Operating expenses	8,037	8,514
Depreciation and amortization	459	209

Total Expenses	$16,319	$18,692

(Loss) before interest and taxes	(1,474)	(174)
Interest expense, net	175	148
Other expense	—	37

(Loss) before income taxes	(1,649)	(359)
Income tax benefit	660	119

Net (loss)	$(989)	$(240)

(Loss) per share:
Basic: (Loss) per share	$(0.03)	$(0.01	) )
Weighted average shares outstanding – Basic	37,528,214	37,703,211
Diluted: (Loss) per share	$(0.03)	$(0.01)
Weighted average shares outstanding – Diluted	37,528,214	37,876,886

The accompanying notes are an integral part of these condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ending March 31, 2009 and March 31, 2008

(Dollars in Thousands)

Dreams, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ending March 31, 2009 and 2008

(Dollars in Thousands)	2009	2008
Cash Flows from Operating Activities
Net (Loss)	$(989)	(240)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	423	196
Amortization	36	13
Loan cost amortization	18	10
Stock based compensation	1	2
Deferred tax benefit, net	—	(119)
(Increase) decrease in:
Accounts receivable	978	1,747
Inventories	1,260	(1,954)
Prepaid expenses and deposits	(13)	(627)
Increase (decrease) in:
Accounts payable	(3,026)	(6,612)
Accrued liabilities	(3,461)	(540)
Deferred revenues	(1,169)	(880)

Net cash (used in) operating activities	(5,942)	(9,004)
Cash Flows from Investing Activities
Purchase of property and equipment	(157)	(343)

Net cash used in investing activities	(157)	(343)
Cash Flows from Financing Activities
Proceeds from Line of Credit	11,781	14,607
Paydown on Line of Credit	(5,048)	(4,978)
Repayment of Capital lease	(6)	(5)
Proceeds from stock option expense	—	2
Repayment of Notes payable	(758)	(393)

Net cash provided by financing activities	5,969	9,233
Net (decrease) in cash and cash equivalents	(130)	(114)
Cash and cash equivalents at beginning of period	498	1,601

Cash and cash equivalents at end of period	$368	1,487

Cash paid for interest	179	148
Cash paid for income taxes	—	415
Additional common stock issued in acquisition of Prostars	—	39

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, for the calendar year ended December 31, 2008, filed with the SEC on April 15, 2009.

The accompanying condensed consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in management’s opinion, all adjustments, which are of normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. Due to the seasonality of our business, the results of operations for such interim periods are not necessarily indicative of the results expected for future quarters or the full calendar year.

2.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacture, distribution and retailing of sports memorabilia and licensed sports products and acrylic display cases through multiple distribution channels; including brick & mortar, catalogue, kiosks, trade shows and internet. The Company is also in the business of selling Field of Dreams® store franchises, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America.

Going Concern

The Company incurred a loss from operations, has a decrease in operational cash flows, and as of December 31, 2008, the Company was not in compliance with its debt covenants. The Company has sought the appropriate waivers from its senior lender. However, no assurances can be made that the Company will receive the formal waivers, or if they will offer terms and conditions that are acceptable to the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Principals of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Earnings per Share

For the three months ended March 31, 2009, weighted average shares outstanding for basic and diluted earnings per share purposes was 37,528,214.

For the three months ended March 31, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,703,211. For the three months ended March 31, 2008, weighted average shares outstanding for diluted earnings per share purposes was 37,876,886.

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

For the three months ended March 31, 2009, the Company recorded $.7 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations. This expense was offset by approximately a $.3 in a deferred tax benefit for non-qualified share–based compensation.

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

While there were no options granted during the three months ended March 31, 2009, certain options awarded previously vested during the period.

Vested options totaled 454,909 with an average price of $.96. Total outstanding options that were “in the money” at March 31, 2009 were -0-. The unvested options totaled 30,505.

There were no options exercised, 1,334 options cancelled, and 23,498 options vested at an average price of $.60, during the period ended March 31, 2009.

The following table summarizes the stock option activity from January 1, 2009 through March 31, 2009:

	Options	Exercise Price	Weighted Avg. Exercise Price
January 1, 2009	486,748	$.60-$2.75	$.60-$2.75
Granted	—	—	—
Expired	—	—	—
Cancelled	1,334.60		.60
Exercised	—	—	—
March 31, 2009	485,414	$.60-$2.75	$.60-$2.75

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 3/31/09

Outstanding	Exerciseable

Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.60 to $1.19	367,659	1.9	$.69	345,488	$.70
$1.20 to $2.14	81,088.3		1.50	81,088	1.50
$2.15 to $2.75	36,667	2.2	2.69	28,333	2.67
$.60 to $2.750	485,414	1.7	$.97	454,909	$.96

At March 31, 2009 exercisable options had aggregate intrinsic values of $0.

Income Taxes

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 and $187 as of December 31, 2008 and December 31, 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2007, March 31, 2007, and March 31, 2006.

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

The Retail Operations segment is comprised of traditional brick and mortar stores and Internet sites:

Brick and Mortar

As of March 31, 2009, the Company owned and operated 16 Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and 6 FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the South Florida, Chicago and Las Vegas markets.

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of athlete and syndicated web sites including, but not limited to: www.peterose.com, www.danmarino.com, and www.dickbutkus.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

All of the Company’s revenue generated in the three months ended March 31, 2009 and March 31, 2008, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

3.	Business Segment Information

Segment information for the three month periods ended March 31, 2009 and March 31, 2008 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
March 31, 2009
Net sales	$4,475	$11,261	$15,736
Intersegment net sales	952		952
Operating earnings / (loss)	467	(1,217)	(750)
Total assets	20,100	31,042	51,142

March 31, 2008
Net sales	6,847	12,763	19,610
Intersegment net sales	1,236	—	1,236
Operating earnings / (loss)	1,229	(620)	609
Total assets	$16,884	$25,966	$42,850

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	3/31/09	3/31/08
Revenues:
Total revenues for reportable segment	$15,736	$19,610
Other revenues	61	144
Eliminations of intersegment	(952)	(1,236)

Total consolidated revenues	$14,845	$18,518
Pre-tax (loss) :
Total operating (loss) /earnings for reportable segments	(750)	609
*Other (loss)	(724)	(820)
Less: Interest expense	175	148

Total consolidated (loss) before taxes	$(1,649)	$(359)

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

4.	Inventories

The components of inventories are as follows:

	March 31, 2009	December 31, 2008
Raw materials	$503	$362
Work in process	78	78
Finished goods, net	29,280	30,681

Total	$29,861	$31,121

5.	Acquisition of Business

Upon the closing of an acquisition, management estimates the fair values of assets and liabilities, acquired and consolidates the acquisition as quickly as possible. However, it routinely takes time to obtain all of the pertinent information to finalize the acquired company’s balance sheet and supporting schedules and to adjust the acquired company’s accounting policies, procedures, books and records to the Company’s standards. As a result, it may take several quarters before the Company is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for initial estimates to be subsequently revised.

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

At March 31, 2009, the Company had a revolving line of credit with a financial institution which allowed the Company to borrow up to $21.5 million for working capital purposes based on eligible accounts receivable and inventories. The net availability as of March 31, 2009 was $19.0 million, which consisted of $18.1 million in inventory and $0.9 million in accounts receivables. The balance outstanding on the loan as of March 31, 2009 was $18.3 million resulting in the excess availability of $3.2 million as of March 31, 2009. The line of credit carries a floating annual interest rate at prime or fixed at 30 day Comerica costs of funds plus 2.00%. As of March 31, 2009 the interest rate on the loan was 3.25%. The line of credit is collateralized by the Company’s assets. The advanced rates as of March 31, 2009 were 80% for eligible accounts receivables and 60% for inventories. The Company also has a $1.5 million “Acquisition Line” with Comerica Bank of which $556 thousand amount was available at March 31, 2009. The Loan Security Agreement also requires that certain financial performance covenants be met. These covenants include a fixed charge coverage ratio and minimum tangible net worth. For 2008, we were out of compliance with certain financial covenants and are still working with our Bank to determine a course of action to remedy the situation. Interest expense associated with the line of credit for the year quarter ended March 31, 2009 was $175 and for the quarter ended March 31, 2008 was $148.

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

We generate revenues from:

•	Our sixteen (16) company-owned Field of Dreams stores;

•	Our six (6) company-owned FansEdge stores;

•	Our e-commerce component featuring www.FansEdge.com and others;

•	Our athlete and web syndication sites;

•	Our catalogues;

•	Our outbound VIP call center;

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing;

•	Our running of sports memorabilia /collectible trade shows;

•	Our franchise program through the eight (8) Field of Dreams franchise stores presently operating; and

•	Our representation and corporate marketing of individual athletes.

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; continuing our execution of multi-channel retailing; aggressively marketing our web syndication services, exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

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

Commencing in June, 2008 we have successfully opened and are presently operating (6) six FansEdge stores in the greater Chicago, IL area. This is in support of our executing our Multi-channel Retailing strategy; whereby we our driving and marketing a single brand via multiple channels. We plan to add an e-commerce component to our FieldofDreams.com site to cross market our (16) company-owned Field of Dreams stores in 2009.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 100,000 sku’s (stock keeping units). In fact, so far, we are seeing an average of 16% contribution to the individual store sales from the Kiosks.

In October 2008, Fansedge.com announced it began offering its vast array of products internationally to 34 countries.

Also, our first FansEdge catalogue was shipped in November 2008, and our latest catalogue was shipped in April 2009.

We believe this expansion of our revenue producing foot-print will serve us well as we navigate our business models through the challenging economy and look to distinguish ourselves from our competitors.

Objective

Our overall objective is to establish a market leading totally licensed, sports and entertainment products enterprise and true multi-channel retailer. That is, to service the customer by every possible means necessary in an efficient, profitable, and professional manner, driving and building our brands through on-line, brick and mortar, catalogue, kiosk, trade shows, and in-bound and out-bound call centers.

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

We believe we are well positioned to capture increased activity of on-line retail purchases as industry experts and analysts state that currently, only 5-6% of all retail sales are being conducted on-line and that over the next few years, consumers may generate twice that figure in on-line purchases.

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

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share and become a consolidator in the highly fragmented licensed sports products industry. During the slowing economy, we have been proactive as it relates to our corporate over-head and expenses and have instituted several savings initiatives including: lay-offs, management and employee salary reductions, re-negotiations of our client contracts, rent economics, extended terms from key suppliers, etc.

GENERAL

As used in this Form 10-Q “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Going Concern

The Company incurred a loss from operations, has a decrease in operational cash flows, and as of December 31, 2008, the Company was not in compliance with its debt covenants. The Company has sought the appropriate waivers from its senior lender. However, no assurances can be made that the Company will receive the formal waivers, or if they will offer terms and conditions that are acceptable to the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $51.

	March 31, 2009	December 31, 2008
Accounts receivable	$2,386	$3,389
Allowance for doubtful accounts	51	76

Accounts receivable, net	$2,335	$3,313

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. The Company’s current reserve for inventory obsolescence is $335.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of March 31, 2009 and December 31, 2008, was necessary.

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

The Company’s evaluations of the carrying amount of goodwill, were completed as of December 31, 2008 and December 31, 2007 in accordance with SFAS 142, resulted in no impairment losses. There were no material changes in the carrying amount of goodwill for the three months ended March 31, 2009.

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

The Company partnered in a corporate rebate program with a national consumer goods retailer. The Company issued rebate coupons for which it was pre-paid 50% of the coupon value. Certificates redeemed through March 31, 2009, were recognized as revenue in the period. Additionally, a breakage model was projected for the program’s eight month term, based upon redemption totals redeemed through April 27, 2009, the program’s termination date. Thus, the Company recognized breakage revenue over the seven months (September 2008 – March 09), of the program. The balance of certificates redeemed during the program’s last month (April 09), remain in deferred revenue at March 31, 2009.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Three Months March 31,
	2009	2008
Net Sales	1.00	1.00
COGS	.53	.54
Gross Profit	.47	.46
*Operating Expenses	.54	.46
Operating (loss)	(.10)	(.01)
(Loss) before income taxes	(.11)	(.02)
Net (loss)	(.07)	(.01)

*	Does not include depreciation.
**	Above table may not foot due to rounding

Three Months Ended March 31, 2009 versus the Three Months Ended March 31, 2008

Revenue. Total revenues decreased 20% to $14.8 million for the three months ended March 31, 2009, from $18.5 million in the same period last year. The decrease was primarily due to the overall weakness in the economy.

Manufacturing/Distribution revenues decreased 35.3% to $4.4 million for the three months ended March 31, 2009, from $6.8 million in the same period last year. Net revenues (after eliminating intercompany sales) decreased 37.5% to $3.5 for the three months ended March 31, 2009, from $5.6 million in the same period last year. The decrease in manufacturing/distribution revenues for the period was partially attributed to the Company’s participation last year in Orange Bowl Stadium asset sales as a partner with the City of Miami, a one time project that generated approximately $1.2 million during the 1st quarter of last year.

Retail operation revenues decreased 11.7% to $11.3 million for the three months ended March 28, 2009, from $12.8 million in the same period last year. Our internet retail division revenues decreased 14.9% to $8.0 million for the three months ended March 31, 2009, from $9.4 million in the same period last year. The decrease was a result of numerous retail competitors aggressively moving products for large discounts, and the overall weakness in the economy. Additionally, retail revenues generated through our sixteen company-owned Field of Dreams stores decreased 20.6% to $2.7 million for the three months ended March 31, 2009, from $3.4 in the same period last year. The decrease was attributable to the softness in the retail arena. For the first quarter of 2009, our six FansEdge stores generated $.5 in sales. These stores were opened towards the end of 2008.

Costs and expenses. Total cost of sales for the three months ended March 31, 2009, decreased 22.0% to $7.8 million, versus $10.0 million in the same period last year. The decrease is directly relates to the decrease in overall company sales. However, as a percentage of total sales, cost of sales was 52.7% for the three months ended March 31, 2009, compared to 53.8% for the same period last year.

Cost of sales of manufacturing/distribution products decreased 46.6% to $1.6 million for the three months ended March 31, 2009, versus $3.0 million in the same period last year. However, as a percentage of manufacturing/distribution revenues, cost of sales was approximately 45% for the three months ended March 31, 2009, compared to 53% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 56.7% for the three months ended March 31, 2009, versus 43.6% for the same period last year.

Cost of sales of retail products decreased 11.4% to $6.2 million for the three months ended March 31, 2009, from $7.0 million in the same period last year. The decrease is a direct result of lower retail sales. As a percentage of total retail sales, costs were 55.5% for the three months ended March 31, 2009, versus 54.7% for the same period last year.

Operating expenses decreased 5.9% to $8.0 million for the three months ended March 31, 2009, from $8.5 million in the same period last year. As a percentage of sales, operating expenses were 54.0% for the three months ended March 31, 2009, versus 46% for the same period last year. The Company has instituted numerous corporate savings initiatives that will reduce operating expenses for the 2nd quarter and the remainder of the year.

Interest expense, net. Net interest expense was $175 for the three months ended March 31, 2009, versus $148 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $660 for the three months ended March 31, 2009, versus an income tax benefit of $119 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of March 31, 2009 and March 31, 2008. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the three month period ended March 31, 2009, are the cash flows generated from our operating subsidiaries; availability under our $21.5 million senior revolving credit facility; and available cash and cash equivalents. We are unaware of any trends that may have a negative impact on our ability to continue our operations.

The balance sheet as of March 31, 2009 reflects working capital of $7.3 million versus working capital of $8.2 million at December 31, 2008. At March 31, 2009, the Company’s cash and cash equivalents were $368 thousand compared to $498 thousand at December 31, 2008. Net accounts receivable at March 31, 2009 were $2.3 million compared to $3.3 million at December 31, 2008.

Use of Funds

Cash used in operations was $5.9 million for the three months ended March 31, 2009, compared to $9.0 million cash used in operations during the same period of 2008.

Cash used in investing activities was $157 thousand for the three months ended March 31, 2009, compared to $343 thousand of cash used in investing activities for the same period of 2008.

Cash provided by financing activities was $6.0 million for the three months ended March 31, 2009, compared to $9.2 million cash provided by financing activities for the same period in 2008.

Other Activity

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the company with $18 million in credit facilities; consisting of a $15 million revolver and a $3 million acquisition line for the cash portion of future strategic acquisitions. Effective May 12, 2008, Comerica Bank increased the Company’s revolver from $15 million to $21.5 million. The loan is collateralized by all of the assets of the Company and its divisions. The interest rate for the revolver is floating at prime or 30 day Comerica costs of funds plus 2.00%; and prime or 30 day Comerica costs of funds plus 2.50%, for the funds drawn from the acquisition line. As of March 31, 2009, the Company’s outstanding loan balance was $18.3 million, yielding $3.2 million available on the revolver and $.9 million, yielding $.6 million available on the acquisition line. Our line of credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants. As of December 31, 2008, the Company was not in compliance with its covenants and has sought the appropriate waivers from its senior lender. No assurances can be made that the Company will ultimately receive the formal waivers, and if so, under acceptable terms and conditions. Also, no assurances can be made that the Company will have the ability to repay the debt when it comes due or be able to restructure the debt if waivers are obtained.

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

Contractual Obligations (dollars in thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:	2,374	723	358	1,293	—
Operating leases:	16,256	3,291	5,737	4,019	3,209
Other long-term liabilities:	2,041	1,141	870	30	—

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of March 31, 2009, we had $18.3 million of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of 2.52 % per annum for the quarter ended March 31, 2009, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $10.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at March 31, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of March 31, 2009.

Changes in Internal Control Over Financial Reporting. There have been no significant changes made in the registrant’s internal controls over financial reporting and there were no other factors that could significantly affect our internal controls over financial reporting during the first quarter covered by this report.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K that was filed on April 15, 2009.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2009.

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