Form 10-Q
period 2009-06-30
DREAMS INC
filed 2009-08-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009 there were 37,528,214 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$633	$498
Accounts receivable, net	1,764	3,313
Inventories	28,657	31,121
Prepaid expenses and deposits	2,053	1,863
Deferred tax asset	636	636

Total current assets	$33,743	$37,431
Property and equipment, net	4,923	5,476
Deferred loan costs	41	44
Other intangible assets, net	5,401	5,472
Goodwill, net	8,651	8,715
Deferred tax asset	1,776	1,776
Other assets	9	9

Total assets	$54,544	$58,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,227	$7,522
Accrued liabilities	2,536	6,060
Current portion of long-term debt	704	1,255
Borrowings against line of credit	19,361	11,445
Borrowings against bank term note	777	1,111
Deferred credits	550	1,863

Total current liabilities	$27,155	$29,256
Long-term debt, less current portion	1,626	1,876
Capital lease obligation	74	75
Long-term deferred tax liability	2,500	2,500

Total Liabilities	$31,355	$33,707

Minority interest in subsidiary	—	4

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,528,214 and 37,528,214 shares as of June 30, 2009 and December 31, 2008, respectively.	35,378	35,339
Treasury stock 38,400 issued as of June 30, 2009 and December 31, 2008	(46)	(46)
Accumulated deficit	(12,143)	(10,081)

Total stockholders’ equity	23,189	25,212

Total liabilities and stockholders’ equity	$54,544	$58,923

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Manufacturing/Distribution	$5,459	$9,605	$1,936	$3,993
Retail	21,397	22,240	10,164	9,474
Other	181	322	92	183

Total Revenues	$27,037	$32,167	$12,192	$13,650
Expenses:
Cost of sales-mfg/distribution	$2,513	$5,464	$933	$2,477
Cost of sales-retail	11,587	12,185	5,343	5,206
Operating expenses	15,078	15,804	7,041	7,301
Depreciation and amortization	912	541	453	332

Total Expenses	$30,090	$33,994	$13,770	$15,316

(Loss) before interest and taxes	(3,053)	(1,827)	(1,578)	(1,666)
Interest expense, net	371	372	197	224
Other expense	8	70	8	32

(Loss) before income taxes	(3,432)	(2,269)	(1,783)	(1,922)
Income tax benefit	1,370	870	710	763

Net (loss)	$(2,062)	$(1,399)	$(1,073)	$(1,159)

(Loss) per share:
Basic: (Loss) per share	$(0.05)	$(0.04)	$(0.03)	$(.03)
Weighted average shares outstanding – Basic	37,528,214	37,560,590	37,528,214	37,556,376
Diluted: (Loss) per share	$(0.05)	$(0.04)	$(0.03)	$(.03)
Weighted average shares outstanding – Diluted	37,528,214	37,728,136	37,528,214	37,718,100

The accompanying notes are an integral part of these condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ending June 30, 2009 and June 30, 2008

(Dollars in Thousands)

	2009	2008
Cash Flows from Operating Activities
Net(Loss)	$(2,062)	$(1,399)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	841	513
Amortization	71	28
Loan cost amortization	32	20
Net loss from the sale of property and equipment	188	—
Write down of goodwill	64	—
Minority interest in net income of consolidated subsidiary	4	—
Stock based compensation	38	13
Deferred tax benefit, net	—	(374)
(Increase) decrease in:
Accounts receivable	1,549	2,745
Inventories	2,464	(3,900)
Prepaid expenses and deposits	(190)	(582)
Increase (decrease) in:
Accounts payable	(4,295)	(7,037)
Accrued liabilities	(3,524)	(975)
Deferred revenues	(1,313)	(783)

Net cash (used in) operating activities	(6,132)	(11,731)
Cash Flows from Investing Activities
Purchase of property and equipment	(476)	(1,085)

Net cash (used in) investing activities	(476)	(1,085)
Cash Flows from Financing Activities
Proceeds from Line of Credit	17,290	22,160
Paydown on Line of Credit	(9,707)	(9,539)
Deferred loan costs	(34)	(38)
Payment of minority interest	—	(74)
Borrowings- capital lease	11	—
Repayment of Capital lease	(13)	(9)
Purchase of treasury stock	—	(25)
Repayment of Notes payable	(804)	(457)

Net cash provided by financing activities	6,743	12,018
Net increase (decrease) in cash	135	(798)
Cash at beginning of period	498	1,601

Cash at end of period	$633	$803

Cash paid for interest	314	319
Cash paid for income taxes	—	101

Supplemental Disclosure of Non Cash Financing Activity
Additional common stock issued in acquisition of Prostars	—	39

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

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

Going Concern

The Company incurred a loss from operations, has a decrease in operational cash flows, and as of December 31, 2008, the Company was not in compliance with its debt covenants. These factors, among others, have raised substantial doubt about the Company’s ability to continue as a going concern.

Effective, June 30, 2009, the Company received its waivers from its senior lender for performance covenant breaches in 2008 and extended its revolving credit facility with its Bank through June 2010. In addition, management continues to implement aggressive cost-cutting measures in order to reduce operating costs and maintain future compliance with financial performance covenants with its lender as specifically addressed in Part 1 Item 2 of the 10Q.

Principals of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Earnings per Share

For the six months ended June 30, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,528,214. For the six months ended June 30, 2009, weighted average shares outstanding for diluted earnings per share purposes was 37,528,214. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the three and six months ended June 30, 2009 since their effect was antidilutive.

For the six months ended June 30, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,560,590. For the six months ended June 30, 2008, weighted average shares outstanding for diluted earnings per share purposes was 37,728,136.

For the three months ended June 30, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,528,214. For the three months ended June 30, 2009, weighted average shares outstanding for the diluted earnings per share purposes was 37,528,214. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the three and six months ended June 30, 2009 since their effect was antidilutive.

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

For the six and three months ended June 30, 2009, the Company recorded $38 and $1 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $15 and $.3 in a deferred tax benefit for non-qualified share–based compensation, respectively.

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

On June 19, 2009, the Company granted 1,164,352 incentive stock options (ISO’s) under the Company’s Equity Compensation Plan to employees (1,045,058 options), outside Directors (90,000 options) and independent contractors (29,294 options). Each of the stock options have a (3) three-year term and are immediately vested. All of these options have an exercise price between $.41- $.45. These options were granted as a result of a voluntary deferred compensation program.

Vested options totaled 1,619,261 with an average price of $.57. Unvested options totaled 22,171. Total outstanding options that were “in the money” at June 30, 2009 were 0 with an average price per option of $0. Of those options, the vested “in the money” options totaled 0 with an average price of $0 and the “in the money” unvested options totaled 0.

There were no options exercised during the period ended June 30, 2009. There were 9,668 options cancelled during the period ended June 30, 2009.

The following table summarizes the stock option activity from January 1, 2009, through June 30, 2009:

	Options	Exercise Price	Weighted Avg. Exercise Price
January 1, 2009	486,748	$.60 - $2.75	$.97
Granted	1,164,352	.41-.45	.42
Expired	—	—	—
Cancelled	9,668	.60-2.75	2.24
Exercised	—	—	—

June 30, 2009	1,641,432	$.41 - $2.75	$.57

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 6/30/09

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	1,532,011	2.7	$.48	1,509,840	$.48
$1.20 to $2.14	81,088.1		1.50	81,088	1.50
$2.15 to $2.75	28,333	1.9	2.67	28,333	2.67
$.41 to $2.75	1,641,432	2.5	.57	1,619,261.57

At June 30, 2009, exercisable options had aggregate intrinsic values of $0.

Deferred Compensation

During the quarter ended June 30, 2009, the Company entered into a deferred compensation agreement with participating employees, through a voluntary program, which provides for a 12% accrued annual interest rate and incentive stock options (ISO’s). The deferred compensation which will total $1,100, along with accrued interest amounts are scheduled to be paid on December 18, 2009. As a result, the Company recorded $1 in interest expense and $187 in deferred compensation for the period.

Income Taxes

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 as of December 31, 2008, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2008, December 31, 2007, and March 31, 2007.

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

The Company has two reportable segments as identified by information reviewed by the Company’s chief operating decision maker (CODM) and is comprised of our CEO and SVP Finance of Dreams, Inc. The divisions whose customers are reseller’s of our goods have their results reflected in the manufacturing/distribution segment. The divisions whose customers are the end users of our goods have their results reflected in our retail segment.

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

The Retail Operations segment is comprised of traditional brick and mortar stores and Internet sites:

Brick and Mortar

As of June 30, 2009, the Company owned and operated (13) thirteen Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and (6) six FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the South Florida, Chicago and Las Vegas markets.

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

All of the Company’s revenue generated in the six months ended June 30, 2009 and June 30, 2008, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

3.	Business Segment Information

Segment information for the six month periods ended June 30, 2009 and June 30, 2008 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
June 30, 2009

Net sales	$7,556	$21,397	$28,953
Intersegment net sales	(2,097)	—	(2,097)
Operating earnings / (loss)	245	(1,905)	(1,660)
Total Assets	$19,240	$29,523	$48,763

June 30, 2008
Net sales	$11,838	$22,232	$34,070
Intersegment net sales	(2,233)	—	(2,233)
Operating earnings / (loss)	1,134	(1,616)	(482)
Total Assets	$16,632	$27,445	$44,077

Reconciliation to consolidated amounts is as follows:

	Six Months Ended
	6/30/09	6/30/08

Revenues:

Total revenues for reportable segments	$28,953	$34,070
Other revenues	181	330
Eliminations of intersegment	(2,097)	(2,233)

Total consolidated revenues	$27,037	$32,167

Pre-tax (loss):

Total operating loss for reportable segments	$(1,660)	$(482)
*Other (Loss)	(1,401)	(1,415)
Less: Interest expense	371	372

Total consolidated (loss) before taxes	$(3,432)	$(2,269)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

Segment information for the three month periods ended June 30, 2009 and June 30, 2008 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
June 30, 2009

Net sales	$3,081	$10,164	$13,245
Intersegment net sales	(1,145)	—	(1,145)
Operating earnings / (loss)	(182)	(697)	(879)
Total assets	$19,240	$29,523	$48,763

June 30, 2008	$4,991	$9,534	$14,525

Net sales	(998)	—	(998)
Intersegment net sales	(52)	(1,063)	(1,115)
Operating earnings / (loss)	$16,632	$27,445	44,077
Total assets

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	6/30/09	6/30/08
Revenues:

Total revenues for reportable segment	$13,245	$14,525
Other revenues	92	123
Eliminations of intersegment	(1,145)	(998)

Total consolidated revenues	$12,192	$13,650

Pre-tax (loss) :

Total operating (loss) for reportable segments	(879)	(1,115)
*Other (loss)	(707)	(583)
Less: Interest expense	197	224

Total consolidated (loss) before taxes	$(1,783)	$(1,922)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

4.	Inventories

The components of inventories are as follows:

	June 30, 2009	December 31, 2008
Raw materials	$472	$362
Work in process	65	78
Finished goods, net	28,120	30,681

Total	$28,657	$31,121

5.	Goodwill and Unamortized Intangible Assets

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2008 in accordance with SFAS 142, resulted in no impairment losses. During the quarter ended June 30, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $64 of goodwill recorded in the original acquisition of this store in November of 2006.

6.	Acquisition of Business

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

9.	Line of Credit

Effective June 30, 2009, the Company extended its credit facilities of $21,000 with its senior lender until June 2010, had its 2009 business plan approved and funded, and received waivers for its fourth quarter 2008 covenant breaches. By way of background, during the first quarter of 2009, the Company disclosed that it was out of compliance with certain financial performance covenants with its Bank from the fourth quarter of 2008 and that it was determining a course of action to remedy the situation. On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15,000 to $21,500 to support the Company’s 2008 projected growth and business plan. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime but, with the new extension has been increased to prime plus a 3.25% margin, currently 6.5%. The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, a minimum monthly EBITDA figure, and a minimum quarterly Tangible Net Worth amount. All of which have been met for the first six months of this year. The advance rates for eligible accounts receivable is 80% and 62.5% for the Company’s eligible inventories. As of June 30, 2009, the Company had $19,300 outstanding on the revolver and $777 outstanding on the acquisition line.

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

Management’s Overview

Dreams, Inc., headquartered in Plantation, Florida has evolved into the premier vertically integrated licensed sports products firm in the industry. This has previously been accomplished, in part, via organic growth and strategic acquisitions. Our continuing pursuit of this dual strategy should result in our becoming a principal leader and a consolidator in this highly fragmented industry. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors.

Specifically, we are engaged in multiple aspects of the licensed sports products and autographed memorabilia industry through a variety of distribution channels.

We generate revenues from:

•	Our thirteen (13) company-owned Field of Dreams stores; (reported in retail segment)

•	Our six (6) company-owned FansEdge stores; (reported in retail segment)

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our athlete and web syndication sites; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our outbound VIP call center*; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the eight (8) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes*(reported in other income).

*revenues not material to the overall consolidated results

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to nearly $47,000 in 2008, placing it at number 363 in 2005, number 289 in 2006, number 216 in 2007, and number 217 in 2008 of the largest Internet retailers in the nation. This remains the fastest growing area of the Company.

The Company has drawn on a complete spectrum of competencies it developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past few years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above as, Web Syndication, and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including AOL Sports, Majestic Athletic and the Philadelphia Eagles, to name a few.

We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slowing economy as we believe they offer approachable price points for the consumer. Commencing in June 2008 and continuing throughout the fall of last year, we opened (6) six FansEdge stores in the greater Chicago, IL area. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels.

During the period, the Company closed (3) three under-performing Field of Dreams stores (Pier 39, Scottsdale Fashion, Fashion Valley) in addition to the (1) one Field of Dream store closed in January 2009 (Westfarms). We will continue to monitor the results of the existing stores to ensure that they are providing us with the desired results.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 100,000 sku’s (stock keeping units). In fact, so far, we are seeing an average of 14% contribution to the individual store sales from the Kiosks. The Company believes it can seek joint venture deals with national retailers who are seeking to add a broader range of merchandising options to their customers by placing our kiosks within their store footprint. In August 2009, we will be installing our kiosks in (6) Philadelphia Eagles team stores in the greater Philadelphia market.

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

Analysis

We review our operations based on both our financial results and various non -financial measures. Management’s focus in reviewing performance begins with growth in sales, margin integrity and operating income. On the expense side, with a majority of our sales being achieved as an on-line retailer of licensed sports products, we spend a disproportionate amount of our operating expenses in internet marketing. Therefore, we continuously monitor the return on investment of these particular expenses. Non-financial measures which management reviews include: unique visitors to our web sites, foot traffic in our stores, sales conversion rates and average sold unit prices.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our brands in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 5-6% of all retail sales are being conducted on-line and are anticipated to increase.

With the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turns, increase our absorption rates and reduce inventory carrying costs.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. Other factors also make for a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that wins a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations , the over-all strength of the economy, and corporate expenses to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share and become a consolidator in the highly fragmented licensed sports products industry, especially on-line. During the slowing economy, we have been proactive as it relates to our corporate over-head and expenses and have instituted several savings initiatives including: lay-offs, management and employee salary reductions and deferrals, commitment modifications, rent deferrals, and reduced pricing and or extended terms from key suppliers and service professionals.

In the aftermath of the recession that was so prevalent during the fourth quarter of 2008, management’s task was to more methodically align expenditures with anticipated revenues. Remember, even in one of the most challenging economic environments ever witnessed, the Company was able to produce healthy profits and near record revenues for its fourth quarter of 2008, and recorded record revenue for the year in 2008 of $82,000. Our ability to generate revenues through traditional means, capturing market share from fallen competitors, and creating new sources of revenues (i.e. trade shows, kiosks, catalogues, web syndication, new stores- all new sources introduced in 2008), remained intact. Therefore, controlling costs and expenses became the primary focus. For years, we managed the business from a top-line perspective, and it showed. Our consolidated revenues have quadrupled in a few short years. With a new economy and consumer spending trends off considerably, managements focus on controlling expenses and reducing overhead was elevated to maximum importance. For that reason, beginning in 2009, it was imperative that we found ways to reduce overhead and overall operating expenses to diminish the non-holiday quarter operating losses and leverage the busier quarters to attain maximum profitability. Below is an outline of corporate savings initiatives and cash flow improvements already enacted with various execution dates and economic impact. (savings are approximates and on an annualized basis)

Corporate Savings Initiatives

Our reduction in work force was implemented in stages. In February, our employee count, as a result of lay-offs, went from 401 to 338 with an estimated savings of approximately $2,400 with benefits. In March, April and May, the reductions continued to yield our current employee level of 280. This next wave of lay-offs provided the Company with approximately another $2,000 in savings with benefits.

Salary reductions targeted the 23 top wage earners who were subjected to a 10% reduction in pay, which yielded a savings to the Company of approximately $365. In March, we included the remaining workforce in a 10% reduction in pay which yielded approximately $1,200 in additional savings.

We were proactive with each of our landlords and were able to re-negotiate 17 of our leases during the period, along with closing (4) under-performing Field of Dreams stores for an approximate savings of $500. In four other instances, we were able to shift current rent amounts to the end of the year which was an improvement in cash flow. The Company also reached out to key vendors and service providers and was able to reduce costs of about $100.

A material expense for the Company each year is the premiums associated with offering health insurance to its employees. In 2008, we incurred nearly $1,000 in fees associated with this expense. Effective May 1, 2009, we reduced our premiums for the next twelve months by $275 as a result of a large plan re-design.

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

	June 30, 2009	December 31, 2008
Accounts receivable	$1,815	$3,389
Allowance for doubtful accounts	51	76

Accounts receivable, net	$1,764	$3,313

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

	June 30, 2009	December 31, 2008
Inventory	$28,992	$31,456
Reserves for inventory obsolescence	335	335

Inventory, net	$28,657	$31,121

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of June 30, 2009, March 31, 2009 and December 31, 2008, was necessary.

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2008 in accordance with SFAS 142, resulted in no impairment losses. During the quarter ended June 30, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $64 of goodwill recorded in the original acquisition of this store in November of 2006.

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

The Company partnered in a corporate rebate program with a national consumer goods retailer. The Company issued rebate coupons for which it was pre-paid 50% of the coupon value. Certificates redeemed through March 31, 2009, were recognized as revenue in the period. Additionally, a breakage model was projected for the program’s eight month term, based upon redemption totals redeemed through April 27, 2009, the program’s termination date. Thus, the Company recognized breakage revenue over the seven months (September 2008 – March 09), of the program. The balance of certificates redeemed during the program’s last month (April 09), were relieved from deferred revenue and recognized in our manufacturing/wholesale revenues for the reporting period.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net Sales	1.00	1.00	1.00	1.00
COGS	.53	.55	.52	.56
Gross Profit	.47	.45	.48	.44
*Operating Expenses	.55	.49	.57	.53
Operating (loss)	(.08)	(.04)	(.10)	(.10)
(Loss) before income taxes	(.13)	(.07)	(.15)	(.14)
Net (loss)	(0.08)	(.04)	(.09)	(.09)

*	Does not include depreciation.
**	Above table may not foot due to rounding

Six Months Ended June 30, 2009 versus the Six Months Ended June 30, 2008

Revenue. Total revenues decreased 16.1% to $27,000 for the six months ended June 30, 2008, from $32,200 in the same period last year. The decrease was primarily due to the slow economy; our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites; and the closing of 4 Field of Dreams stores during the first six months of the year.

Manufacturing/Distribution revenues decreased 35.5% to $7,600 for the six months ended June 30, 2009, from $11,800 in the same period last year. Net revenues (after eliminating intercompany sales) decreased 42.7% to $5,500 for the six months ended June 30, 2009, from $9,600 in the same period last year. The decrease was primarily due to the slow economy and our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites.

Retail operation revenues decreased 3.6% to $21,400 for the six months ended June 30, 2009, from $22,200 in the same period last year. Our internet division revenues decreased 4.5% to $14,800 for the six months ended June 30, 2009, from $15,500 in the same period last year. Additionally, retail revenues generated through our Field of Dreams and FansEdge stores was approximately $6,600 for both the first six months of June 30, 2009 and June 30, 2008. However, same store sales at Field of Dreams were down approximately 24%, while the (6) six FansEdge stores produced $1,400 in the period. Also, we closed (4) four underperforming Field of Dreams stores in the period.

Costs and expenses. Total cost of sales for the six months ended June 30, 2009 decreased 19.9% to $14,100, from $17,600 in the same period last year. The decrease directly relates to a reduction in overall sales and an improvement in manufacturing/distribution gross margins enhanced by a corporate rebate program the Company partnered in with a national consumer goods retailer. As a percentage of total sales, costs of sales were 52.1% for the six months ended June 30, 2009, compared to 54.7% for the same period last year.

Costs of sales of manufacturing/distribution products decreased 54.5% to $2,500 for the six months ended June 30, 2009, from $5,500 in the same period last year. The decrease directly relates to a reduction in manufacturing/distribution sales and an improvement in manufacturing/distribution gross margins enhanced by a corporate rebate program the Company partnered in with a national consumer goods retailer. As a percentage of manufacturing/distribution revenues, costs of sales were approximately 46.0% for the six months ended June 30, 2009, compared to 57.3% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 61.0% for the six months ended June 30, 2009, versus 65% for the same period last year.

Costs of sales of retail products decreased 4.9% to $11,600 for the six months ended June 30, 2009, from $12,200 in the same period last year. The decrease is a direct result of slightly lower retail sales. As a percentage of total retail sales, costs were 54.2% for the six months ended June 30, 2009, versus 54.9% for the same period last year.

Operating expenses decreased 5.0% to $15,000 for the six months ended June 30, 2009, from $15,800 in the same period last year. As a percentage of sales, operating expenses were 55.5% for the six months ended June 30, 2009, versus 49% for the same period last year. The corporate savings initiatives implemented in early 2009, will just begin to materialize during the second quarter and have a greater impact towards the final two quarters of the year.

Interest expense, net. Net interest expense was $371 for the six months ended June 30, 2009, versus $372 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $1,400 for the six months ended June 30, 2009, versus an income tax benefit of $870 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax asset is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2009 and June 30, 2008. The effective tax rate for both periods was approximately 40%.

Three Months Ended June 30, 2000 versus the Three Months Ended June 30, 2008

Revenue. Total revenues decreased 10.2% to $12,200 for the three months ended June 30, 2009, from $13,600 in the same period last year. The decrease was primarily due to the slow economy, off- set by an increase in on-line revenues; our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites; and the closing of (3) three Field of Dreams stores during the second quarter of 2009.

Manufacturing/Distribution revenues decreased 38% to $3,100 for the three months ended June 30, 2009, from $5,000 in the same period last year. Net revenues (after eliminating intercompany sales) decreased 52.5% to $1,900 for the three months ended June 30, 2009, from $4,000 in the same period last year. The decrease was primarily due to the slow economy and our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites.

Retail operation revenues increased 7.3% to $10,200 for the three months ended June 30, 2009, from $9,500 in the same period last year. Our internet retail division revenues increased 11.6% to $6,700 for the three months ended June 30, 2009, from $6,000 in the same period last year. The overall increase is a result of fewer retailers liquidating inventories as was experienced in the first quarter 2009 environment. The increase in Internet sales is a result of our providing more robust platforms, improving our user interface, better merchandising of our products on-line, increased traffic and better conversion rates, and the early success of our web syndication model. Additionally, retail revenues generated through our company-owned ((13) thirteen company-owned Field of Dreams and (6) six FansEdge) stores were up 6.2% to $3,400 for the three months ended June 30, 2009, from $3,200 in the same period last year. However, same store sales at Field of Dreams were down approximately 24%, while our (6) FansEdge stores generated $880 for the quarter. Also, in the period, we closed (3) three underperforming Field of Dreams stores.

Costs and expenses. Total cost of sales for the three months ended June 30, 2009, decreased 18.1% to $6,300, versus $7,700 in the same period last year. The decrease directly relates to a decrease in overall company sales. However, as a percentage of total sales, cost of sales was 51.4% for the three months ended June 30, 2009, compared to 56.0% for the same period last year.

Cost of sales of manufacturing/distribution products decreased 64.0% to $933 for the three months ended June 30, 2009, versus $2,500 in the same period last year. However, as a percentage of manufacturing/distribution revenues, cost of sales was 48.2% for the three months ended June 30, 2009, compared to 62.5% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 67.4% for the three months ended June 30, 2009, compared to 70.0% for the three month period ended June 30, 2008.

Cost of sales of retail products increased 1.9% to $5,300 for the three months ended June 30, 2009, from $5,200 in the same period last year. . The increase is a direct result of incremental retail sales and continued downward pressure on pricing at our company-owned stores. As a percentage of total retail sales, costs were 51.9% for the three months ended June 30, 2009, versus 54.7% for the same period last year.

Operating expenses decreased 4.1% to $7,000 for the three months ended June 30, 2009, from $7,300 in the same period last year. The reduction in overall operating expenses is a result of numerous corporate savings initiatives enacted earlier this year that just began to materialize during the period. The Company believes a trend of lower operating expenses as a percentage of sales, will be material for the remaining six months of the year. Also, in the period, we were subjected to a one-time non-cash operating expense associated with the write-down of assets due to early terminations of (3) three Field of Dreams stores and a lease buy-out. As a percentage of sales, operating expenses were 57.3% for the three months ended June 30, 2009, versus 53.2% for the same period last year.

Interest expense net. Net interest expense was $197 for the three months ended June 30, 2008, versus $224 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $710 for the three months ended June 30, 2009, versus an income tax benefit of $763 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2009 and June 30, 2008. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the six month period ended June 30, 2009, are the cash flows generated from our operating subsidiaries; availability under our $20,000 senior revolving credit facility; and available cash.

The balance sheet as of June 30, 2009 reflects working capital of $6,600 versus working capital of $8,200 at December 31, 2008. At June 30, 2009, the Company’s cash was $633 compared to $498 at December 31, 2008. Net accounts receivable at June 30, 2009 were $1,800 compared to $3,300 at December 31, 2008.

Use of Funds

Cash used in operations was $6,100 for the six months ended June 30, 2009, compared to $11,700 cash used in operations during the same period of 2008. The Company’s improvement in operational cash flows for the first six months of 2009 is primarily attributable to a reduction in inventory levels, lower accounts payable balances, and lower operating expenses.

Cash used in investing activities was $500 for the six months ended June 30, 2009, compared to $1,100 of cash used in investing activities for the same period of 2008. The Company reduced its capital expenditures during the first six months of 2009.

Cash provided by financing activities was $6,700 for the six months ended June 30, 2009, compared to $12,000 cash provided by financing activities for the same period in 2008. The decrease in cash provided by financing activities during the first six months of 2009, was primarily a result of lower over-all operating expenses, the reduction in inventory levels and reduction in accounts payable balances.

Other Activity

Effective June 30, 2009, the Company extended its credit facilities of $21,000 with its senior lender until June 2010, had its 2009 business plan approved and funded, and received waivers for its fourth quarter 2008 covenant breaches. (Amended and restated letter agreement filed as Exhibit 10.1 with this 10-Q) By way of background, during the first quarter of 2009, the Company disclosed that it was out of compliance with certain financial performance covenants with its Bank from the fourth quarter of 2008 and that it was determining a course of action to remedy the situation. On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. Effective May 12, 2008 Comerica Bank increased the Company’s revolver from $15,000 to $21,500 to support the Company’s 2008 projected growth and business plan. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime but, with the new extension has been increased to prime plus a 3.25% margin, currently 6.5%. The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, a minimum monthly EBITDA figure, and a minimum quarterly Tangible Net Worth amount. All of which have been met for the first six months of this year. The advance rates for eligible accounts receivable is 80% and 62.5% for the Company’s eligible inventories. As of June 30, 2009, the Company had $19,300 outstanding on the revolver and $777 outstanding on the acquisition line.

Analysis

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With the slow economy, we continue to manage our capital conservatively and analyze each of our commitments to identify areas where we can improve the profitability and or cash flow of our business. To date, we have been successful with restructuring many of our rent commitments, player contracts and vendor pricing. Also, we have reduced our workforce and implemented management and employee salary reductions to lower our operating expenses. Each of these initiatives was enacted during the first quarter of this year and is providing the Company with the desired results, i.e. reducing operating expenses and general corporate overhead, and improving cash-flow.

In addition, our stock has been, and continues to be, thinly traded despite our listing on the American Stock Exchange, and our public and investor relations initiatives, therefore providing little liquidity for many of our shareholders. Accordingly, we believe we may have been unable to realize many of the principal benefits of being a public company; all the while, continuing to incur many of the additional costs associated with being a public company, including, but not limited to, listing fees, SEC filings, enhanced legal and accounting fees and Sarbanes-Oxley. We expect that these and other compliance costs of a public company will continue to increase. As a result of the foregoing, we expect to consider from time to time, strategic alternatives to maximize shareholder value.

Contractual Obligations (dollars in thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5-yrs
Long-term debts:	$2,330	$704	$508	$1,118	$0
Operating leases:	16,394	3,275	5,661	4,685	2,773
Other long-term liabilities:	1,743	989	724	30

Summary

With our 2008 results providing a loss from operations, management’s challenge was to methodically align expenditures with anticipated revenues. We believe this has been accomplished with the cost cutting and commitment modifications enacted earlier this year. Our previously disclosed issues with our senior lender have been resolved and our results for the second quarter of 2009 reflect an overall improvement. We believe this trend will continue throughout the balance of the year. Therefore, management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and our budgeted capital expenditure requirements for the foreseeable future.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of June 30, 2009, we had $19,300 of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 6.5% per annum for the quarter ended June 30, 2009, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $13.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at June 30, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, the Company’s CEO and CFO concluded that as of June 30, 2009 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in the Report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K that was filed on April 15, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a.	N/A

b.	N/A

c.	N/A

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.
10.1	Amended and Restated Letter Agreement dated June 30, 2009

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2009.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer, Principal Executive Officer

Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Letter Agreement dated June 30, 2009

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 202

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002