Form 10-Q
period 2009-09-30
DREAMS INC
filed 2009-11-13
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009 there were 37,554,354 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$184	$498
Accounts receivable, net	2,025	3,313
Inventories	30,287	31,121
Prepaid expenses and deposits	2,133	1,863
Deferred tax asset	636	636

Total current assets	$35,265	$37,431
Property and equipment, net	4,869	5,476
Deferred loan costs	52	44
Other intangible assets, net	5,365	5,472
Goodwill, net	8,651	8,715
Deferred tax asset	1,776	1,776
Other assets	9	9

Total assets	$55,987	$58,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,631	$7,522
Accrued liabilities	5,178	6,060
Current portion of long-term debt	1,253	1,255
Borrowings against line of credit	19,624	11,445
Borrowings against bank term note	611	1,111
Deferred credits	432	1,863

Total current liabilities	$31,729	$29,256
Long-term debt, less current portion	975	1,876
Capital lease obligation	146	75
Long-term deferred tax liability	614	2,500

Total Liabilities	$33,464	$33,707

Minority interest in subsidiary	—	4

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,554,354 and 37,528,214 shares as of September 30, 2009 and December 31, 2008, respectively.	35,499	35,339
Treasury stock 38,400 issued as of September 30, 2009 and December 31, 2008	(46)	(46)
Accumulated deficit	(12,930)	(10,081)

Total stockholders’ equity	22,523	25,212

Total liabilities and stockholders’ equity	$55,987	$58,923

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Manufacturing/Distribution	$8,042	$12,774 $	$2,583	$3,168
Retail	33,979	33,305	12,582	11,054
Other	242	500	61	178

Total Revenues	$42,263	$46,579	$15,226	$14,400
Expenses:
Cost of sales-mfg/distribution	$3,909	$7,386	$1,396	$1,921
Cost of sales-retail	18,263	18,121	6,676	5,935
Operating expenses	22,660	24,034	7,583	8,230
Depreciation and amortization	1,363	905	451	364

Total Expenses	$46,195	$50,446	$16,106	$16,450

(Loss) before interest and taxes	(3,932)	(3,867)	(880)	(2,050)
Interest expense, net	785	645	413	273
Other expense	8	104	—	35

(Loss) before income taxes	(4,725)	(4,616)	(1,293)	(2,358)
Income tax benefit	1,877	1,869	507	1,004

Net (loss)	$(2,848)	$(2,747)	$(786)	$(1,354)

(Loss) per share:
Basic: (Loss) per share	$(0.07)	$(0.07)	$(0.02)	$(0.04)
Weighted average shares outstanding – Basic	37,530,471	37,551,403	37,534,911	37,533,238
Diluted: (Loss) per share	$(0.07)	$(0.07)	$(0.02)	$(0.04)
Weighted average shares outstanding – Diluted	37,530,471	37,709,494	37,775,895	37,662,780

The accompanying notes are an integral part of these condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ending September 30, 2009 and 2008

(Dollars in Thousands)

	2009	2008
Cash Flows from Operating Activities:
Net (Loss)	$(2,848)	$(2,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,256	864
Amortization	107	41
Loan cost amortization	81	35
Net loss from the disposal of property and equipment	188	—
Write down of goodwill	64	—
Minority interest in net income of consolidated subsidiary	4	—
Stock based compensation	149	52
Deferred tax benefit, net	(1,885)	374
(Increase) decrease in:
Accounts receivable	1,288	2,781
Inventories	835	(11,232)
Prepaid expenses and deposits	(272)	(943)
Increase (decrease) in:
Accounts payable	(2,891)	(5,020)
Accrued liabilities	(882)	357
Deferred revenues	(1,432)	(632)

Net cash (used in) operating activities	$(6,238)	$(16,070)
Cash Flows from Investing Activities:
Purchase of property and equipment	(835)	(1,828)

Net cash (used in) investing activities	$(835)	$(1,828)
Cash Flows from Financing Activities:
Proceeds from Line of Credit	32,227	31,221
Paydown on Line of Credit	(24,558)	(13,580)
Deferred loan costs	(89)	(38)
Proceeds from Option Exercises	11	—
Payment of Minority Interest	—	(88)
Borrowings- capital lease	91	—
Repayment of Capital lease	(20)	(14)
Purchase of treasury stock	—	(46)
Repayment of Notes payable	(903)	(556)

Net cash provided by financing activities	$6,759	$16,899
Net (decrease) in cash	(314)	(999)
Cash at beginning of period	498	1,601

Cash at end of period	$184	$602

Cash paid for interest	729	568
Cash paid for income taxes	—	101

Supplemental Disclosure of Non Cash Financing Activity
Reversed note payable to Fashion Valley seller	—	50
Note payable for Asset Acquisition	—	899

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

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

2.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacture, distribution and retailing of sports memorabilia and licensed sports products and acrylic display cases through multiple distribution channels; including internet, brick & mortar, catalogue, kiosks, and trade shows. The Company is also in the business of athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America.

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

Earnings per Share

For the nine months ended September 30, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,530,471. For the nine months ended September 30, 2009, weighted average shares outstanding for diluted earnings per share purposes was 37,530,471. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the nine months ended September 30, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,551,403. For the nine months ended September 30, 2008, weighted average shares outstanding for diluted earnings per share purposes was 37,709,494. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the three months ended September 30, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,534,911. For the three months ended September 30, 2009, weighted average shares outstanding for the diluted earnings per share purposes was 37,775,895. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the three months ended September 30, 2008, weighted average shares outstanding for basic earnings per share purposes was 37,553,238. For the three months ended September 30, 2008, weighted average shares outstanding for the diluted earnings per share purposes was 37,662,780. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

Stock Compensation

Effective April 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with FASB Accounting Standards Codification, Topic 718 Compensation – Stock Compensation. Under the fair value recognition provisions of Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of Topic 718 apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

For the nine and three months ended September 30, 2009, the Company recorded $149 and $110 of pre-tax share-based compensation expense under Topic 718, recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $60 and $44 in a deferred tax benefit for non-qualified share–based compensation, respectively.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FASB Accounting Standards Codification, Topic 718 Compensation – Stock Compensation:

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

As of September 30, 2009, vested options totaled 1,504,907 with an average price of $.52. Unvested options totaled 22,171. Total outstanding options that were “in the money” at September 30, 2009 were 1,428,743 with an average price per option of $.45. Of those options, the vested “in the money” options totaled 1,406,572 with an average price of $.45 and the “in the money” unvested options totaled 22,171.

During the three months ended September 30, 2009; there were 2,174 options granted, 90,388 options expired, no options cancelled, and 26,140 options exercised.

The following table summarizes the stock option activity from January 1, 2009, through September 30, 2009:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2009	486,748	$.60 - $2.75	$.97
Granted	1,166,526	$.41 - .45	$.42
Expired	90,388	$.41 - $1.50	$1.49
Cancelled	9,668	$.60 - $2.75	$2.24
Exercised	26,140	$.41	$.41

Sept. 30, 2009	1,527,078	$.41 - $2.75	$.57

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 9/30/09

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	1,498,745	2.4	.48	1,476,574.48
$1.20 to $2.75	28,333	1.7	2.67	28,333	2.67
$.41 to $2.75	1,527,078	2.4	.52	1,504,907.52

At September 30, 2009, exercisable options had aggregate intrinsic values of $709.

Deferred Compensation

During the quarter ended June 30, 2009, the Company entered into a deferred compensation agreement with participating employees, through a voluntary program, which provides for a 12% accrued annual interest rate and incentive stock options (ISO’s). The deferred compensation which will total $1,100, along with accrued interest amounts are scheduled to be paid on December 18, 2009. As a result, the Company recorded $15 in interest expense and $742 in deferred compensation for the nine months ended September 30, 2009 and recorded $9 in interest expense and $555 in deferred compensation for the three-months ended September 30, 2009.

Income Taxes

FASB Accounting Standards Codification, Topic 740-Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 as of December 31, 2008, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification Topic 740-10-65, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2008, December 31, 2007 and March 31, 2007.

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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns; the allowance for doubtful accounts; the recoverability of long-lived and intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation

In an on-going basis, the Company reviews its outstanding customer receivables for collectability. Adjustments to the allowance account are made according to current knowledge. Additionally, management reviews the composition of its inventory no less than annually. Reserves are adjusted accordingly. On a quarterly basis, the Company also evaluates its ability to realize its deferred tax assets and whether or not a valuation allowance is necessary.

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of September 30, 2009, no impairment has been necessary, yet the Company has taken a write down to Goodwill in the amount of $64 due to the closing of stores previously acquired that had Goodwill associated with the original purchase.

3.	Business Segment Information

The Company has two reportable segments as identified by information reviewed by the Company’s chief operating decision makers (CODM) and is comprised of our CEO and SVP Finance of Dreams, Inc. The divisions whose customers are reseller’s of our goods have their results reflected in the manufacturing/distribution segment. The divisions whose customers are the end users of our goods have their results reflected in our retail segment.

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

The Retail Operations segment is comprised of traditional brick and mortar stores and Internet sites:

Brick and Mortar

As of September 30, 2009, the Company owned and operated (12) twelve Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and (6) six FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the South Florida, Chicago and Las Vegas markets.

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of athlete and syndicated web sites including, but not limited to: www.danmarino.com, www.majesticathletic.com, and www.philadelphiaeagles.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

All of the Company’s revenue generated in the nine months ended September 30, 2009 and September 30, 2008, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

3.	Business Segment Information

Segment information for the nine month periods ended September 30, 2009 and September 30, 2008 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2009

Net sales	$10,864	$33,979	$44,843
Intersegment net sales	(2,822)	—	(2,822)
Operating earnings / (loss)	(29)	(1,756)	(1,785)
Total Assets	$19,382	$31,806	$51,188

September 30, 2008

Net sales	$15,962	$33,289	$49,251
Intersegment net sales	(3,189)	—	(3,189)
Operating earnings / (loss)	776	(2,616)	(1,840)
Total Assets	$16,904	$34,782	$51,686

Reconciliation to consolidated amounts is as follows:

	Nine Months Ended
	9/30/09	9/30/08
Total revenues for reportable segments	$44,843	$49,251
Other revenues	242	517
Eliminations of intersegment	(2,822)	(3,189)

Total consolidated revenues	$42,263	$46,579

Pre-tax (loss):

Total operating loss for reportable segments	$(1,785)	$(1,840)
*Other (Loss)	(2,155)	(2,131)
Less: Interest expense	785	645

Total consolidated (loss) before taxes	$(4,725)	$(4,616)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

Segment information for the three month periods ended September 30, 2009 and September 30, 2008 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2009

Net sales	$3,307	$12,582	$15,889
Intersegment net sales	(724)	—	(724)
Operating earnings / (loss)	(239)	135	(104)
Total assets	$19,382	$31,806	$51,188

September 30, 2008

Net sales	$4,123	$11,120	$15,243
Intersegment net sales	(955)	___	(955)
Operating earnings / (loss)	(318)	(1,070)	(1,388)
Total assets	$16,904	34,782	51,686

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	9/30/09	9/30/08
Revenues:

Total revenues for reportable segment	$15,889	$15,243
Other revenues	61	112
Eliminations of intersegment	(724)	(955)

Total consolidated revenues	$15,226	$14,400

Pre-tax (loss) :

Total operating (loss) for reportable segments	$(104)	$(1,388)
*Other (loss)	(776)	(697)
Less: Interest expense	413	273

Total consolidated (loss) before taxes	$(1,293)	$(2,358)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses and running the franchise business.

4.	Inventories

The components of inventories are as follows:

	Sept 30, 2009	December 31, 2008
Raw materials	$367	$362
Work in process	86	78
Finished goods, net	29,834	30,681

Total	$30,287	$31,121

5.	Goodwill and Unamortized Intangible Assets

In accordance with FASB Accounting Standards Codification Topic 350-20-35 Intangibles – Goodwill and Other > Goodwill > Subsequent Measurement, the Company evaluates the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair value. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds it implied fair value.

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2008 resulted in no impairment losses. During the quarter ended June 30, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $64 of goodwill recorded in the original acquisition of this store in November of 2006.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. This SFAS has not had an impact on our consolidated financial position, results of operations and cash flows.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime; but with the extension has been increased to prime plus a 3.25% margin, currently 6.5%. The advance rates for eligible accounts receivable is 80% and 62.5% for the Company’s eligible inventories. As of September 30, 2009, the Company had $19,600 outstanding on the revolver and $600 outstanding on the acquisition line.

The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, a minimum monthly EBITDA figure, and a minimum quarterly Tangible Net Worth amount. All of which have been met by the Company for the first nine months of this year. Below are the (3) three performance financial covenant details with actual results at month and or quarter end. (Dollars in whole numbers).

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth (for the four quarter period ending on such date) of not more than the following:

	Covenant	Actual
March 31, 2009	3.2 to 1.0	3.18
June 30, 2009	3.7 to 1.0	3.43
September 30, 2009	4.35 to 1.0	3.93
December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0

(2)	Maintain, as of the last day of each month, commencing April 30, 2009, EBITDA (on a year to date basis) of not less than the following:

	Covenant	Actual
April 30, 2009	(1,367,000)	(1,315,458)
May 31, 2009	(2,278,000)	(1,915,374)
June 30, 2009	(2,576,000)	(2,139,609)
July 31, 2009	(2,835,000)	(2,628,957)
August 31, 2009	(3,099,000)	(2,655,264)
September 30, 2009	(3,069,000)	(2,569,444)
October 31, 2009	(2,926,000)
November 30, 2009	(2,008,000)
December 31, 2009	1,998,000

(3)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual
March 31, 2009	10,000,000	10,071,000
June 30, 2009	8,600,000	9,136,873
September 30, 2009	7,600,000	8,507,935
December 31, 2009 and the last day of each fiscal quarter thereafter	10,200,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We generate revenues from:

•	Our twelve (12) company-owned Field of Dreams stores; (reported in retail segment)

•	Our six (6) company-owned FansEdge stores; (reported in retail segment)

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our athlete and web syndication sites; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our outbound VIP call center*; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the eight (8) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes*(reported in other income).

*revenues not material to the overall consolidated results.

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

The Company has drawn on a complete spectrum of competencies it developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past few years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above as, Web Syndication, and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, AOL Sports, Majestic Athletic and the Philadelphia Eagles, to name a few.

We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge site and benefit by a high-tech inter-active kiosk used in each of the FansEdge stores. Commencing in June 2008 and continuing throughout the fall of last year, we opened (6) six FansEdge stores in the greater Chicago, IL area. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels.

During the nine month period ended September 30, 2009, the Company closed (5) five under-performing Field of Dreams stores (Westfarms, Pier 39, Scottsdale Fashion, Fashion Valley, North Bridge). We will continue to monitor the results of the existing stores to ensure that they are providing us with the desired results.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 100,000 sku’s (stock keeping units). In fact, so far, we are seeing an average of 16% contribution to the individual store sales from the Kiosks. The Company believes it can seek joint venture deals with national retailers who are seeking to add a broader range of merchandising options to their customers by placing our kiosks within their store footprint. In October 2009, we installed our kiosks in (6) Philadelphia Eagles team stores in the greater Philadelphia market.

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

We believe the implementation of our Multi-channel Retailing strategy will strengthen our brands in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 6-7% of all retail sales are being conducted on-line and are anticipated to increase.

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

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share and become a consolidator in the highly fragmented licensed sports products industry, especially on-line. During the slow economy, we have been proactive as it relates to our corporate over-head and expenses and have instituted several savings initiatives including: lay-offs, management and employee salary reductions and deferrals, commitment modifications, rent deferrals, and reduced pricing and or extended terms from key suppliers and service professionals.

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

We were proactive with each of our landlords and were able to re-negotiate 17 of our leases during the period, along with closing (5) under-performing Field of Dreams stores for an approximate savings of $500. In four other instances, we were able to shift current rent amounts to the end of the year which was an improvement in cash flow. The Company also reached out to key vendors and service providers and was able to reduce costs of about $100.

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

Use of Estimates

The preparation of our financial statements are in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $34.

	Sept 30, 2009	December 31, 2008
Accounts receivable	$2,059	$3,389
Allowance for doubtful accounts	34	76

Accounts receivable, net	$2,025	$3,313

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. Adjustments are made to the reserve based on a number of factors, such as, players changing teams, falling out of favor with the public, incurring an injury, etc. These negative situations may impact valuation. However, dynamics that could increase inventory value, like the death of an athlete, do not result in writing up of inventory values. The Company’s current reserve for inventory obsolescence is $335.

	Sept 30, 2009	December 31, 2008
Inventory	$30,622	$31,456
Reserves for inventory obsolescence	335	335

Inventory, net	$30,287	$31,121

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of September 30, 2009 and December 31, 2008, was necessary.

Goodwill and Unamortized Intangible Assets

In accordance with FASB Accounting Standards Codification Topic 350-20-35 Intangibles-Goodwill and Other > Goodwill > Subsequent Measure, the Company evaluates the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair value. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds it implied fair value.

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2008 in accordance with Topic 350-20-35, resulted in no impairment losses. During the quarter ended June 30, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $64 of goodwill recorded in the original acquisition of this store in November of 2006.

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

The Company partnered in a corporate rebate program with a national consumer goods retailer. The Company issued rebate coupons for which it was pre-paid 50% of the coupon value. Certificates redeemed through March 31, 2009, were recognized as revenue in the period. Additionally, a breakage model was projected for the program’s eight month term, based upon redemption totals redeemed through April 27, 2009, the program’s termination date. Thus, the Company recognized breakage revenue over the seven months (September 2008 – March 09), of the program. The balance of certificates redeemed during the program’s last month (April 09), were relieved from deferred revenue and recognized in our manufacturing/wholesale revenues for the quarter ended June 30, 2009.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Nine months ended Sept 30,		Three months ended Sept 30,
	2009	2008	2009	2008
Net Sales	1.00	1.00	1.00	1.00
COGS	.52	.55	.53	.55
Gross Profit	.48	.45	.47	.45
*Operating Expenses	.54	.52	.50	.57
Operating (loss)	(.09)	(.08)	(.06)	(.14)
(Loss) before income taxes	(.11)	(.10)	(.08)	(.16)
Net (loss)	(.07)	(.06)	(.05)	(.09)

*	Does not include depreciation.
**	Above table may not foot due to rounding

Nine Months Ended September 30, 2009 versus the Nine Months Ended September 30, 2008

Revenue. Total revenues decreased 9.0% to $42,263 for the nine months ended September 30, 2009, from $46,579 in the same period last year. The decrease was primarily due to the slow economy; our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites; and the closing of five (5) Field of Dreams stores during the first nine months of the year.

Manufacturing/Distribution revenues decreased 30.3% to $10,863 for the nine months ended September 30, 2009, from $15,600 in the same period last year. Net revenues reported (after eliminating intercompany sales) decreased 37.0% to $8,042 for the nine months ended September 30, 2009, from $12,774 in the same period last year. The decrease was primarily due to the slow economy and our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites.

Retail operation revenues increased 2.0% to $33,979 for the nine months ended September 30, 2009, from $33,305 in the same period last year. Our internet division revenues increased 6.3% to $24,358 for the nine months ended September 30, 2009, from $22,900 in the same period last year. We are experiencing organic growth with our main site, www.fansedge.com, as well as continuing to expand our web syndication portfolio. Additionally, retail revenues generated through our Field of Dreams and FansEdge stores was down 6.1% to $9,665 for the nine months ended September 30, 2009, from $10,300 during the same period last year. However, same store sales at Field of Dreams were down approximately 30%, while the (6) six FansEdge stores produced $2,400 in the period. The FansEdge stores will have been operating for one-year in October. The FansEdge stores are performing well due to the multi-channel marketing efforts with www.fansedge.com, the benefit of the kiosks located in each of the FansEdge stores currently providing 16% of incremental sales and a more approachable price point with the array of licensed sports products offered at the stores. Also, we closed five (5) underperforming Field of Dreams stores in the period.

Costs and expenses. Total cost of sales for the nine months ended September 30, 2009 decreased 13.1% to $22,172, from $25,507 in the same period last year. The decrease directly relates to a reduction in overall sales and an improvement in manufacturing/distribution and Internet gross margins. As a percentage of total sales, costs of sales were 52.4% for the nine months ended September 30, 2009, compared to 54.7% for the same period last year.

Costs of sales of manufacturing/distribution products decreased 47.1% to $3,909 for the nine months ended September 30, 2009, from $7,386 in the same period last year. The decrease directly relates to a reduction in manufacturing/distribution sales and an improvement in manufacturing/distribution gross margins. As a percentage of manufacturing/distribution revenues, costs of sales were approximately 48.3% for the nine months ended September 30, 2009, compared to 57.8% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 61.7% for the nine months ended September 30, 2009, versus 65.0% for the same period last year.

Costs of sales of retail products were constant with $18,263 for the nine months ended September 30, 2009, versus $18,121 in the same period last year. As a percentage of total retail sales, costs were 53.7% for the nine months ended September 30, 2009, versus 54.4% for the same period last year.

Operating expenses decreased 5.7% to $22,660 for the nine months ended September 30, 2009, from $24,034 in the same period last year. However, as a percentage of sales, operating expenses were 53.6% for the nine months ended September 30, 2009, versus 51.5% for the same period last year. The corporate savings initiatives implemented in early 2009 continue to have a positive economic impact.

Interest expense, net. Net interest expense was $785 for the nine months ended September 30, 2009, versus $645 for the same period last year.

Provision for income taxes. The Company recognized an income tax benefit of $1,877 for the nine months ended September 30, 2009, versus an income tax benefit of $1,869 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax asset is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2009 and September 30, 2008. The effective tax rate for both periods was approximately 40%.

Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008

Revenue. Total revenues increased 5.7% to $15,226 for the three months ended September 30, 2009, from $14,400 in the same period last year. The increase was primarily due to organic growth with our main site www.fansedge.com and our continued expansion of our web syndication portfolio; off- set by the slow economy and our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites.

Manufacturing/Distribution revenues decreased 19.7% to $3,307 for the three months ended September 30, 2009, from $4,123 in the same period last year. Net revenues reported (after eliminating intercompany sales) decreased 18.4% to $2,583 for the three months ended September 30, 2009, from $3,168 in the same period last year. The decrease was primarily due to the slow economy and our strategic decision to stop selling our manufactured products to third party on-line retailers who compete against our own internet sites.

Retail operation revenues increased 13.8% to $12,582 for the three months ended September 30, 2009, from $11,054 in the same period last year. Our internet revenues increased 24.4% to $9,583 for the three months ended September 30, 2009. We are experiencing organic growth with our main site, www.fansedge.com, as well as continuing to expand our web syndication portfolio. Additionally, retail revenues generated through our Field of Dreams and FansEdge stores was down 11.7% to $3,000 for the three months ended September 30, 2009, from $3,400 during the same period last year. However, same store sales at Field of Dreams were down approximately 23%, while the (6) six FansEdge stores produced $953 in the period. The FansEdge stores just had their one-year anniversary in October. The FansEdge stores are performing well due to the multi-channel marketing efforts with www.fansedge.com, the lift of about 16.0% from the FansEdge kiosk located in each of these stores and a more approachable price point with the array of licensed sports products offered at the stores. Also, we closed (1) one underperforming Field of Dreams stores in the period.

Costs and expenses. Total cost of sales for the three months ended September 30, 2009, increased 2.4% to $8,072, versus $7,856 in the same period last year. The increase directly relates to an increase in overall company sales. However, as a percentage of total sales, cost of sales was 52.8% for the three months ended September 30, 2009, compared to 54.5% for the same period last year.

Cost of sales of manufacturing/distribution products decreased 27.3% to $1,396 for the three months ended September 30, 2009, versus $1,921 in the same period last year. However, as a percentage of manufacturing/distribution revenues, cost of sales was 53.1% for the three months ended September 30, 2009, compared to 60.6% for the same period last year. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 63.4% for the three months ended September 30, 2009, compared to 70.0% for the three month period ended September 30, 2008.

Cost of sales of retail products increased 12.4% to $6,676 for the three months ended September 30, 2009, from $5,935 in the same period last year. The increase is a direct result of incremental retail sales and continued downward pressure on pricing at our company-owned stores. As a percentage of total retail sales, costs were 53.0% for the three months ended September 30, 2009, versus 53.6% for the same period last year.

Operating expenses decreased 7.8% to $7,583 for the three months ended September 30, 2009, from $8,230 in the same period last year. The reduction in overall operating expenses is a result of numerous corporate savings initiatives enacted earlier this year that materialized during the end of the second period. The Company believes a trend of lower operating expenses as a percentage of sales, will be material for the remaining months of the year. Also, in the period, we were subjected to a $109 non-cash operating expense associated with the granting of some employee stock options. As a percentage of sales, operating expenses were 49.8% for the three months ended September 30, 2009, versus 57.1% for the same period last year.

Interest expense net. Net interest expense was $413 for the three months ended September 30, 2009, versus $273 for the same period last year. Beginning July 1, 2009, the Company’s credit facility was subjected to a higher interest rate.

Provision for income taxes. The Company recognized an income tax benefit of $507 for the three months ended September 30, 2009, versus an income tax benefit of $1,004 for the same period last year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2009 and September 30, 2008. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the nine month period ended September 30, 2009, are the cash flows generated from our operating subsidiaries; availability under our $20,000 senior revolving credit facility and available cash.

The balance sheet as of September 30, 2009 reflects working capital of $3,536 versus working capital of $8,175 at December 31, 2008. At September 30, 2009, the Company’s cash was $184 compared to $498 at December 31, 2008. Net accounts receivable at September 30, 2009 were $2,025 compared to $3,300 at December 31, 2008.

Use of Funds

Cash used in operations was $6,238 for the nine months ended September 30, 2009, compared to $16,070 cash used in operations during the same period of 2008. The Company’s improvement in operational cash flows for the first nine months of 2009 is primarily attributable to a reduction in inventory levels, lower accounts payable balances, and lower operating expenses.

Cash used in investing activities was $835 for the nine months ended September 30, 2009, compared to $1,828 of cash used in investing activities for the same period of 2008. The Company reduced its capital expenditures during the first nine months of 2009 without any negative impact to its operations.

Cash provided by financing activities was $6,759 for the nine months ended September 30, 2009, compared to $16,899 cash provided by financing activities for the same period in 2008. The decrease in cash provided by financing activities during the first nine months of 2009 was primarily a result of lower over-all operating expenses, the reduction in inventory levels and reduction in accounts payable balances allowing for more funds to be paid against the line of credit and term note.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime but, with the new extension has been increased to prime plus a 3.25% margin, currently 6.5%. The advance rates for eligible accounts receivable is 80% and 62.5% for the Company’s eligible inventories. As of September 30, 2009, the Company had $19,600 outstanding on the revolver and $600 outstanding on the acquisition line.

The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, a minimum monthly EBITDA figure, and a minimum quarterly Tangible Net Worth amount. All of which have been met for the first nine months of this year.

Below are the (3) three performance financial covenant details with actual results at month and or quarter end.

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth (for the four quarter period ending on such date) of not more than the following:

	Covenant	Actual
March 31, 2009	3.2 to 1.0	3.18
June 30, 2009	3.7 to 1.0	3.43
September 30, 2009	4.35 to 1.0	3.93
December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0

(2)	Maintain, as of the last day of each month, commencing April 30, 2009, EBITDA (on a year to date basis) of not less the following:

	Covenant	Actual
April 30, 2009	(1,367,000)	(1,315,458)
May 31, 2009	(2,278,000)	(1,915,374)
June 30, 2009	(2,576,000)	(2,139,609)
July 31, 2009	(2,835,000)	(2,628,957)
August 31, 2009	(3,099,000)	(2,655,264)
September 30, 2009	(3,069,000)	(2,569,444)
October 31, 2009	(2,926,000)
November 30, 2009	(2,008,000)
December 31, 2009	1,998,000

(3)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual
March 31, 2009	10,000,000	10,071,000
June 30, 2009	8,600,000	9,136,873
September 30, 2009	7,600,000	8,507,935
December 31, 2009 and the last day of each fiscal quarter thereafter	10,200,000

Analysis

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With the slow economy, we continue to manage our capital conservatively and analyze each of our commitments to identify areas where we can improve the profitability and or cash flow of our business. To date, we have been successful with restructuring many of our rent commitments, player contracts and vendor pricing. Also, we have reduced our workforce and implemented management and employee salary reductions to lower our operating expenses. Each of these initiatives was enacted during the first quarter of this year and is providing the Company with the desired results, i.e. reducing operating expenses and general corporate overhead, and or improving cash-flow.

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

Contractual Obligations (dollars in thousands)

	Total	Less than 1-yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-term Debt	$2,228	1,253	975	—	—
Operating Leases	$15,584	3,197	5,570	4,295	2,522
Other long-term Liabilities	$2,115	1,080	1,005	30	—

Summary

With our 2008 results providing a loss from operations, management’s challenge was to methodically align expenditures with anticipated revenues. We believe this has been accomplished with the cost cutting and commitment modifications enacted earlier this year. Our previously disclosed issues with our senior lender have been resolved and our results for the first nine months of 2009 reflect an overall improvement. We believe this trend will continue throughout the balance of the year. Therefore, management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and our budgeted capital expenditure requirements for the foreseeable future.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of September 30, 2009, we had $19,600 of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 6.5% per annum for the quarter ended September 30, 2009, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $13.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at September 30, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that as of September 30, 2009 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in the Report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

On October 5, 2009, Brian Urlacher filed a Complaint in the Circuit Court of Cook County, Illinois against Dreams, Inc. for an alleged breach of agreement. On October 27, 2009, Dreams filed its responses to the claim and a counter-suit for breach of agreement. The lawsuit relates to an Exclusive Services Agreement entered into between the Company and Mr. Urlacher in October 2007. Dreams chose to exercise an injury clause in the agreement and terminated the agreement in a letter dated September 15, 2009 to Mr. Urlacher. The Company does not believe the outcome, whatever it may be as deemed by the courts, is material to its overall operations.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2009.

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