Form 10-K
period 2009-12-31
DREAMS INC
filed 2010-03-29
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33405

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,400,000.

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 is 37,646,811.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

FORM 10-K

i

Part I

Item 1.	BUSINESS.

Introduction.

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Overview

Dreams, Inc., headquartered in Plantation, Florida is a Utah Corporation which was formed on April 9, 1980, and has evolved into the premier vertically integrated licensed sports products firm in the industry. This has previously been accomplished, in part, via organic growth and strategic acquisitions. Our continuing pursuit of this dual strategy should result in our becoming a principal leader and a consolidator in this highly fragmented industry. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors.

Specifically, we are engaged in multiple aspects of the licensed sports products and autographed memorabilia industry through a variety of distribution channels.

We generate revenues principally from:

•	Our twelve (12) company-owned Field of Dreams stores; (reported in retail segment)

•	Our six (6) company-owned FansEdge stores; (reported in retail segment)

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our athlete and web syndication sites; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the eight (8) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes*(reported in other income).

*	revenues not material to the overall consolidated results.

Organic Growth (dollar amounts in thousands)

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; continuing our execution of multi-channel retailing under our FansEdge brand; aggressively marketing our web syndication services, which has met with early success, exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $60,000 in 2009, placing it at number 363 in 2005, number 289 in 2006, number 216 in 2007, and number 217 in 2008 of the largest Internet retailers in the nation (2009 ranking is forthcoming). This remains the fastest growing area of the Company.

The Company has drawn on a complete spectrum of competencies it has developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, AOL Sports, Majestic Athletic and the Philadelphia Eagles, to name a few.

Commencing in June 2008 and continuing throughout the fall of 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the six (6) FansEdge stores.

During the year ended December 31, 2009, the Company closed five (5) under-performing Field of Dreams stores (Westfarms, Pier 39, Scottsdale Fashion, Fashion Valley, North Bridge) and has closed three (3) more during the first quarter of 2010. We will continue to monitor the results of the existing stores to ensure that they are providing us with the desired results.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In fact, for 2009, we saw an average of 20% contribution to the individual store sales from the Kiosks. In addition, we are experiencing higher conversion rates on-line in the Chicago market for our FansEdge.com site due to the brand recognition provided by the physical stores presence throughout the Chicago land area. The Company will seek joint venture deals with national retailers who are seeking to add a broader range of merchandising options to their customers by placing our kiosks within their store footprint. In October 2009, we installed our kiosks in six (6) Philadelphia Eagles team stores in the greater Philadelphia market.

We believe this expansion of our revenue producing footprint will serve us well as we navigate our business models through the challenging economy and look to distinguish ourselves from our competitors.

Objective

Our overall objective is twofold; to become the premier multi-channel retailer in the team licensed products industry under our FansEdge brand; and become the leading online syndicator for sports related properties.

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

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 6-7% of all retail sales are being conducted on-line and are anticipated to increase.

With the continued growth of our Web Syndication business model, which grew from 31 clients in 2008 to 50 clients in 2009, and revenues from syndication growing from $3,000 in 2008 to over $17,000 in 2009, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. Other factors also cause a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that plays in a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new web syndication accounts, new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations , the general health of the economy, and corporate expenses needed to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share and become a consolidator in the highly fragmented licensed sports products industry, especially on-line.

Current Landscape

Dreams presently operates in two business segments:

•

Retail. Our retail segment is made up of many locations for our inventory. Revenues are achieved by moving inventory through our sales channels to reach and expand our customer base. These channels include the internet, stores and our catalogues. The retail segment is comprised of twelve (12) Company owned and operated Field of Dreams® retail stores, the six (6) Company owned and operated FansEdge retail stores and catalogues and e-Commerce sites featuring FansEdge.com and ProSportsMemorabilia.com. The e-commerce component of the segment consists primarily of two e-commerce retailers along with a growing portfolio of athlete and syndicated web sites selling a diversified selection of sports licensed products and memorabilia on the Internet and has represented the fastest growing area of the Company.

•

Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports and celebrity memorabilia products, custom framing and acrylic display cases. These operations are conducted through Mounted Memories™.

Retail Segment.

Brick & Mortar Channel

As of March 1, 2010 we owned and operated nine (9) Field of Dreams® retail stores and six (6) FansEdge stores. Three (3) of our leases for Field of Dreams stores came to term between January 31, 2010 and February 28, 2010, and were not renewed and the stores were closed. The Company will continue to evaluate the opening of new retail stores under the FansEdge brand. Stores typically are located in high traffic areas in regional shopping malls. The stores average approximately 1,000-2,500 square feet. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our Field of Dreams stores. Effective December 31, 2005, the parties extended the exclusive licensing agreement for an additional five-year term. During the year ended December 31, 2009 and 2008, we incurred royalty fees of $125 and $165, respectively.

This segment prides itself on being the ultimate, corporate-owned licensed sports products and celebrity gift stores in the country. This goal has been achieved by:

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

Set forth below is a listing of our stores as of March 1, 2010, their location and the date opened or acquired.

STORE NAME	LOCATION	DATE OPENED OR ACQUIRED
Field of Dreams:

Park Meadows Mall	Denver, CO	March 2002
Woodfield Mall	Schaumberg, IL	October 2002
Garden State Plaza	Paramus, NJ	May 2003
Cherry Creek Mall	Denver, CO	May 2004
The Rio Hotel	Las Vegas, NV	December 2006
Smith & Wollensky Plaza	Las Vegas, NV	December 2006
Caesars Palace Forum Shops	Las Vegas, NV	December 2006
Boca Town Center	Boca Raton, FL	June 2007
Florida Mall	Orlando, FL	July 2007

Fans Edge:

Fox Valley Mall	Aurora, IL	June 2008
Northbridge Mall	Chicago, IL	August 2008
Orland Square	Orland Pk, IL	September 2008
Lincolnwood Mall	Lincolnwood, IL	September 2008
Woodfield Mall	Schaumberg, IL	October 2008
River Oaks Mall	Calumet City, IL	October 2008

E-Commerce Channel

The Company sells officially licensed products and authentic autographed memorabilia of the NFL, MLB, NHL, NBA, NCAA and NASCAR via our e-commerce channel with our feature sites Fansedge.com and ProSportsMemorabilia.com leading the way.

Our focus is on providing the best customer experience in the online sports-licensed products and memorabilia vertical.

These e-commerce channels have provided for the fastest growing area of the Company with revenues climbing from approximately $4,000 in 2004 to $60,000 in 2009.

E-commerce products are marketed through a series of company-owned and syndicated websites that offer customers a daily selection of items from more than 200 teams and over 1,300 different athletes. This division sells over 200,000 products across categories such as apparel, auto accessories, autographed memorabilia, collectibles, headwear, home and office items, jewelry and watches, tailgate and stadium gear, and DVD’s. These online properties represent several of the leading brand names in this market including, but not limited to:

Big Box Retailer Sites – (JC Penney)

Professional Sports Team Sites – (Philadelphia Eagles, Washington Wizards)

Content Sites – (AOL Fanhouse, Pro Football Weekly, Football.com, Covers, Topix)

Fantasy Sites – (Open Sports, Rotohog, Fanball, Rotowire, Fantasy Players)

Newspaper Sites – (Baltimore Sun, Tucson.com, OC Register, Houston Chronicle, BostonGlobe.com)

Player Sites – (Dan Marino, Larry Bird, Ben Roethlisberger, Dick Butkus, Pete Rose, Andre Dawson)

Miscellaneous Sites – (Majestic Athletic, Orange Bowl Stadium, Fandalia, The Sporting News, Tuff Stuff)

Beginning in January 2008, the Company began marketing its web syndication services to third parties. Web Syndication is when website material is made available to multiple other sites. This arrangement benefits both the Company providing content/products and the websites displaying it. The Company’s list of syndication clients has grown from 31 in 2008, to 50 in 2009, with associated revenues of $3,000 in 2008 and over $17,000 in 2009. The Company has drawn on the complete spectrum of competencies it developed to support its flagship online brand, FansEdge. These services include: managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace.

In addition, FansEdge maintains strategic alliances with Amazon.com and WalMart.com in which our FansEdge and ProTeam brands and their products are sold in the apparel and sporting section of the Amazon.com, and WalMart.com websites. Amazon, with an audience of more than 50 million active customer accounts, affords us national brand prominence for our FansEdge.com brand. On August 31, 2009, WalMart announced the launch of the “WalMart Marketplace” whereby they selected a few retailers based on their strong customer service track records and large assortments of quality brands and products to enhance the WalMart on-line experience. Pro Team, a Dreams, Inc. brand, was chosen to provide their vast array of sports licensed products.

E-commerce orders are fulfilled by shipping products from its own warehouse facilities in Sunrise, Florida, Chicago, Illinois, Las Vegas, Nevada and Denver, Colorado, and from suppliers via drop-ship agreements. In 2009, one supplier represented 18% of the Company’s total purchases. Our distribution network enables us to provide prompt delivery service to our online customers. It is our goal to be the market leader by shipping orders the same day they are received.

This channel’s strategy is to be the best at what they do within the sports-licensed products and memorabilia vertical. Tactics employed to execute this strategy include:

•	Applying critical expertise to improve logistics and provide the best possible customer experience;

•	Strengthening brands by continually expanding catalogs and reinforcing market positioning in response to market demand;

•	Efficiently transforming shoppers into customers and effectively turning customers into repeat customers; and

•	Operating with optimal efficiencies realized through superior market expertise and technology, total commitment to both quality, accuracy, and timely fulfillment.

Manufacturing/Distribution Segment.

Mounted Memories.

Mounted Memories (“MMI”) celebrating its 21st anniversary this year, is one of the largest wholesalers of authentic sports and celebrity memorabilia products, custom framing and acrylic display cases in the country. The Company maintains exclusive and non-exclusive agreements with numerous athletes who frequently provide autographs and/ or game used memorabilia at agreed upon terms. In addition to its relationships with various athletes and their representatives, MMI holds licenses with different sports leagues which allow for the manufacture and distribution of a wide array of products. Licenses are currently held with MLB, MLBPA, NFL, NBA, NHL, Golden Bear (Jack Nicklaus), Signature Product (Elvis Presley), NASCAR and a variety of NASCAR teams and drivers and many more. MMI has diversified into obtaining several celebrity licenses to compliment their sports licenses during the past year.

Specifically, MMI strives to enhance its market leading position by executing against the following objectives:

•	Further expand distribution channels and deepen existing customer relationships.

•	Expand and diversify product lines by adding new licenses and bringing new products to market.

•	Continue to pursue exclusive licensing and memorabilia opportunities.

•	Enhance manufacturing efficiencies.

•	Provide strategic advantages to company owned retail properties by offering exclusively manufactured items.

MMI has been in business since 1989 and has achieved its industry leading status fundamentally due to a combination of its licenses and its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI and /or league representative. In addition to sports and celebrity memorabilia products, MMI manufactures a large selection and supply of custom acrylic display cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is acrylic. There are many vendors who sell plastic throughout South Florida. The Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual supplier represented more than ten percent of the Company’s total year ended December 31, 2009 or 2008 purchases.

MMI has one of the most advanced and effective fulfillment processes in the industry and utilizes the most current shipping software to assist in the process. MMI operates out of a 50,000 square foot facility and will continue to invest in technologies that enhance its competitive manufacturing and distribution advantages. In April of 2009, the previously acquired Schwartz Sports Company was merged into MMI.

The Greene Organization.

The Greene Organization since 1991 has been engaged in athlete representation and corporate sports marketing of individual athletes. This boutique division provides athletes with all “off-field” activities including but not limited to; personal appearances, product endorsements, book publishing deals, public/private autograph signings, licensing and marketing opportunities. As a result, over the years, The Greene Organization has become a portal for numerous corporate clients who regularly contract this division to identify a professional athlete to enhance their company’s profile, products and or services. Recently, The Greene Organization added Andre Dawson, the sole inductee into the 2010 National Baseball Hall of Fame as a client. In addition, the auction arm of this division, SCAC (Sports Collectibles and Auction Company) provides complete auction services to charities and organizations throughout the country. Warren H. Greene, president of The Greene Organization, is the brother-in-law of the Company’s president.

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

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry such as Steiner Sports and Upper Deck Authenticated. MMI believes it competes well within the industry because of the reputation it has established in its 21-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and NASCAR.

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

Dreams Franchise Corp. (DFC) competes with other larger, more well-known and substantially better funded franchisors for the sale of franchises. Field of Dreams® stores compete with other retail establishments of all kinds. The Company believes that the principal competitive factors in the sale of franchises are franchise sales price, services rendered, public awareness and acceptance of trademarks and franchise agreement terms.

Employees.

The Company employs 255 full-time employees and 61part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the October – December quarter, primarily due to holiday sales. Approximately 50% and 43% of our annual revenues were generated during this quarter for 2009 and 2008. Management believes that the percentage of revenues in the holiday quarter will increase in future years as we focus on and grow the retail segment. As a result, we may incur additional expenses during our holiday quarter, including higher inventory of product and additional staffing in anticipation of increased sales activity.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 8,000 square feet of office space and expires in June 2011, and has total occupancy costs of approximately, $22 per month. The Company’s principal executive and accounting offices are located at the Plantation, Florida facility.

Our primary manufacturing/warehouse facility is located in Sunrise, Florida and has approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term expiring in 2012 with total occupancy costs of approximately $40 per month with 3% annual increases. We also lease a warehouse facility in Denver, Colorado which has approximately 1,500 square feet and a warehouse facility in Las Vegas, NV which has approximately 12,000 square feet that have occupancy costs of $1 and $13 per month, respectively.

Our eighteen (18) company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2018 with initial terms of 7 to 10 years.

To support our Internet division growth, we lease a 207,000 square foot facility in Northbrook, IL with a termination date of May 31, 2014 and a monthly occupancy cost of approximately, $120.

All in all, we believe our current facilities are adequate for our operations for the foreseeable future.

Item 3.	Legal Proceedings.

None.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

As of January 17, 2009, the Company’s common stock is listed on the NYSE Amex Equities Exchange as a result of an acquisition by the NYSE of the American Stock Exchange. From April 16, 2007 to January 16, 2009, the Company’s common stock was listed on the American Stock Exchange (Amex), an international, technologically advanced auction market, under the symbol “DRJ”. The high and low bids of the Company’s common stock for each quarter during the year ended December 31, 2009, and the year ended December 31, 2008, are as follows:

Year Ended December 31, 2009

	High Bid Price	Low Bid Price
First Quarter	$.51	$.30
Second Quarter	.47	.21
Third Quarter	1.74	.34
Fourth Quarter	1.68	$.81

Year Ended December 31, 2008

	High Bid Price	Low Bid Price
First Quarter	$1.90	$1.14
Second Quarter	1.62	.95
Third Quarter	1.38	.56
Fourth Quarter	.90	.24

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are 372 record owners of the Company’s common stock as of March 1, 2010. Because many of our shares of common stock are held by brokers, and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders. However, we believe there are more than 1,800 beneficial holders of our common stock. On March 1, 2010, the high bid price was $1.71 and the low bid price was $1.54 for the Company’s common stock.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes. In addition, our current loan and security agreement with Comerica Bank prohibits the Company from paying cash dividends.

Issuance of Unregistered Securities

The Company issued 87,573 unregistered common shares as a result of options that were exercised during the reporting period. There were no issuances of unregistered securities during the year ended December 31, 2008.

All of the common stock issued for the above transactions were not registered under the Securities Act of 1933 (the “Act”) and were issued pursuant to an exemption from registration under Section 4 (2) of the Act.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,255,559	$.52	1,244,441
Equity Compensation Plans Not Approved by Security Holders	*319,995	$.60	0

*	Represents options granted during the previous four-years to employees and consultants prior to the adoption of the Company’s 2006 Equity Incentive Plan which was approved by the shareholders in January 2007.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Overview

Dreams, Inc., headquartered in Plantation, Florida is a Utah Corporation which was formed on April 9, 1980, and has evolved into the premier vertically integrated licensed sports products firm in the industry. This has previously been accomplished, in part, via organic growth and strategic acquisitions. Our continuing pursuit of this dual strategy should result in our becoming a principal leader and a consolidator in this highly fragmented industry. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors.

Specifically, we are engaged in multiple aspects of the licensed sports products and autographed memorabilia industry through a variety of distribution channels.

We generate revenues principally from:

•	Our twelve (12) company-owned Field of Dreams stores; (reported in retail segment)

•	Our six (6) company-owned FansEdge stores; (reported in retail segment)

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our athlete and web syndication sites; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the eight (8) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes*(reported in other income).

*	revenues not material to the overall consolidated results.

Organic Growth

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; continuing our execution of multi-channel retailing under our FansEdge brand; aggressively marketing our web syndication services, which has met with early success, exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $60,000 in 2009, placing it at number 363 in 2005, number 289 in 2006, number 216 in 2007, and number 217 in 2008 of the largest Internet retailers in the nation (2009 ranking is forthcoming). This remains the fastest growing area of the Company and will remain its primary focus.

The Company has drawn on a complete spectrum of competencies it developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, AOL Sports, Majestic Athletic and the Philadelphia Eagles, to name a few.

Commencing in June 2008 and continuing throughout the fall of last year, we opened (6) six FansEdge stores in the greater Chicago, IL area. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and our FansEdge catalogue. The stores also benefit by a high-tech inter-active kiosk used in each of the six (6) FansEdge stores.

During the year ended December 31, 2009, the Company closed five (5) under-performing Field of Dreams stores (Westfarms, Pier 39, Scottsdale Fashion, Fashion Valley, North Bridge) and has closed three (3) more during the first quarter of 2010. We will continue to monitor the results of the existing stores to ensure that they are providing us with the desired results.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In fact, for 2009, we saw an average of 20% contribution to the individual store sales from the Kiosks. In addition, we are experiencing higher conversion rates on-line in the Chicago market for our FansEdge.com site due to the brand recognition provided by the physical stores presence throughout the Chicago land area. The Company believes it can seek joint venture deals with national retailers who are seeking to add a broader range of merchandising options to their customers by placing our kiosks within their store footprint. In October 2009, we installed our kiosks in six (6) Philadelphia Eagles team stores in the greater Philadelphia market.

We believe this expansion of our revenue producing footprint will serve us well as we navigate our business models through the challenging economy and look to distinguish ourselves from our competitors.

Objective

Our overall objective is twofold; to become the premier multi-channel retailer in the team licensed products industry under our FansEdge brand; and become the leading online syndicator for sports related properties.

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

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 6-7% of all retail sales are being conducted on-line and are anticipated to increase.

With the continued growth of our Web Syndication business model which grew from 31 clients in 2008, to 50 clients in 2009, and revenues from syndication growing from $3,000 in 2008 to over $17,000 in 2009, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. Other factors also cause a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that plays in a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new web syndication accounts, new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations and expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations , the general health of the economy, and corporate expenses to support our expansion and growth strategy.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2009, no impairment has been necessary, yet the Company has taken a write down to Goodwill in the amount of $64 due to the closing of stores previously acquired that had Goodwill associated with the original purchase during the second quarter of 2009.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $35.

	December 31, 2009	December 31, 2008
Accounts receivable	$5,377	$3,389
Allowance for doubtful accounts	35	76

Accounts receivable, net	$5,342	$3,313

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. Adjustments are made to the reserve based on a number of factors, such as, players changing teams, falling out of favor with the public, incurring an injury, etc. These negative situations may impact valuation. However, dynamics that could increase inventory value, like the death of an athlete, do not result in writing up of inventory values. The Company’s current reserve for inventory obsolescence is $470.

	December 31, 2009	December 31, 2008
Inventory	$27,063	$31,456
Reserves for inventory obsolescence	470	335

Inventory, net	$26,593	$31,121

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 as of December 31, 2009 and $187 as of December 31, 2008, was necessary.

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2009 in accordance with Topic 350-20-35, resulted in no impairment losses. During the quarter ended June 30, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $64 of goodwill recorded in the original acquisition of this store in November of 2006.

Revenue Recognition

The Company recognizes retail (including e-commerce sales and web syndication sales) and wholesale/distribution revenues at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Retail revenues and wholesale/distribution are recognized at the time of sale. Return allowances, which reduce gross sales, are estimated using historical experience.

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

The Company had approximately $592 in orders not yet shipped as of December 31, 2009.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 31 2009	Year Ended December 31, 2008
Net Sales	1.00	1.00
COGS	.53	.54
Gross Profit	.47	.46
*Operating Expenses	.42	.46
Operating Income/(Loss)	.05	(.02)
Other (Expenses)/Income	.00	.00
Income(Loss) Before Taxes	.01	(.04)
Net Income (Loss)	.00	(.02)

*	Does not include depreciation.
**	The above table may not foot due to rounding.

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2008.

Revenues. Total revenues increased 4.3% to $85,535 during the twelve months ended December 31, 2009, from $81,982 during the same period ended December 31, 2008. This increase was attributed to an increase in retail revenues generated through on-line sales.

Manufacturing and distribution revenues decreased 31.6% to $15,730 during the twelve months ended December 31, 2009, from $23,000 during the same period ended December 31, 2008. Net revenues reported, after elimination of intercompany sales, decreased 36.6% to $11,470 during the twelve months ended December 31, 2009, from $18,116 during the same period ended December 31, 2008. This segment was impacted by the slow economy.

Retail operation revenues increased 16.4% to $73,711 during the twelve months ended December 31, 2009, from $63,320 during the same period ended December 31, 2008. This increase was attributed to the continuing growth the Company is experiencing with its on-line properties, specifically, their web syndication sites. The Internet division contributed $59,700 for the twelve months ended December 31, 2009 of the retail sales, up 27.9% from $46,900 for the same period last year. The Field of Dreams and FansEdge stores generated $14,011 for the twelve months ended December 31, 2009, versus $16,400 for the same period last year.

Costs and expenses. Total costs of sales for the twelve months ended December 31, 2009 was $45,123, versus $44,716 for the same period in 2008. As a percentage of total sales, costs were 52.7% and 54.5% for the twelve months ended December 31, 2009 and December 2008, respectively.

Costs of sales of manufacturing/distribution products were $5,497 for the twelve month period ended December 31, 2009, versus $9,348 for the same twelve month period in 2008, or a 41.1% decrease. This decrease was a result of lower manufacturing/distribution product sales. As a percentage of total manufacturing/distribution sales, costs were 62.0% and 40.2% for the twelve months ended December 31, 2009 and December 31, 2008, respectively. During 2008, we recorded $740 in sales associated with a corporate sponsorship program at higher than historical gross margins. After elimination of intercompany sales, as a percentage of total manufacturing/distribution sales, costs were 47.9% and 51.6%, respectively.

Cost of sales of retail products were $39,626 for the twelve month period ended December 31, 2009, versus $35,368 for the same twelve month period in 2008, or a 12.0% increase. This increase is attributable to an overall increase in retail sales. As a percentage of total sales, costs were 53.8% and 55.8% for the twelve months ended December 31, 2009 and December 2008, respectively.

Operating expenses decreased 4.4% to $36,226 for the twelve month period ended December 31, 2009, versus $37,925 for the same period in 2008. The current period figures included some one-time, non-cash charges including, $220 for leasehold improvement write-offs due to the early closing of a few Field of Dreams stores; and $260 in stock option expenses associated with stock option grants to certain employees, consultants and Directors. As a percentage of sales, operating expenses were 42.2% and 46.2% for the twelve month periods ended December 31, 2009 and December 31, 2008, respectively. The Company benefited from a series of corporate savings initiatives it had enacted starting in the second quarter of 2009.

Interest expense, net. Net interest expense was $1,268 for the twelve months ended December 31, 2009, versus $926 for the same period last year. This increase is a result of higher interest rates charged by the Company’s senior lender during the remaining six-months of the reporting period and the Company recorded $90 in interest expense associated with a restructuring fee imposed on it by its senior lender.

Provision for income taxes. The Company recorded a one-time, non-cash, additional tax expense of $350 as a result of cumulative differences in deferred taxes. The cumulative timing differences in the deferred tax benefits associated with federal and state net operating loss carry-forwards and a return to profitability of the operations were the catalysts for the current period effective tax rate being 81%. The Company expects its 2010 tax rate to be similar to historic corporate federal & state tax rates that approximate 40%. The Company recognized a current income tax expense of $9 and a deferred tax expense of $702 for the twelve month period ended December 31, 2009, versus an income tax benefit of $1,400 for the same period in 2008 as the Company returned to profitability for the current year. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all of the evidence, management has determined that a valuation allowance of $187 is necessary for the twelve months ended December 31, 2009 and $187 for the twelve months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the twelve months ended December 31, 2009, are the cash flows generated daily from our operating subsidiaries; availability under our $20,000 senior revolving credit facility and available cash.

The balance sheet as of December 31, 2009 reflects working capital of $9,903 versus working capital of $8,175 at December 31, 2008. At December 31, 2009, the Company’s cash was $582 compared to $498 at December 31, 2008. Please note that the Company is not negatively impacted by the cash balance of $582 as it has sufficient access to capital under its revolving credit facility with its senior lender. As a lead-in to the holiday season, the Company draws down on its line of credit to make inventory purchases so it is properly positioned to support the increased sales activity experienced during the quarter ended December 31. The increased throughput results in significant pay-downs to the line balances; and the yearly cycle starts anew. Net accounts receivable at December 31, 2009 were $5,342 compared to $3,313 at December 31, 2008.

Use of Funds

Cash provided by operations amounted to $5,249 for the twelve months ended December 31, 2009, compared to $5,835 cash used in operations during the same period of 2008. The Company was able to significantly reduce its inventory levels as it created incremental distribution channels for its products. This in turn, provided for shorter cycles from inventory investment to cash conversion. The Company was also successful integrating numerous corporate savings initiatives that resulted in improvements to its cash flow and profitability.

Cash used in investing activities was $919 for the twelve months ended December 31, 2009 and $2,873 cash used in investing activities for the same period ended December 31, 2008. The Company reduced its capital expenditures for the current period, without any negative impact to operations.

Cash used in financing activities was $4,064 for the twelve months ended December 31, 2009, versus $7,605 cash provided by financing activities for the same period in 2008.

Alleviation of the Going Concern

In 2008, the Company incurred a loss from operations, had a decrease in operational cash flows, and was in violation of its debt covenants. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

Such doubt was alleviated during 2009 due to the receipt of all necessary waivers from the Bank, as well as effective implementation of Management’s plans to reduce its operating expenses and capital expenditures, restructure its commitments, convert its existing inventory into cash and conservatively manage its cash resulting in positive cash flows from operations and a return to profitability. Management believes that profits, operating cash flow and available credit resources will be adequate to make repayments of indebtedness, meet working capital needs, satisfy the needs of its operations, and meet anticipated capital expenditures during the next twelve months ending December 31, 2010.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime but, with the new extension has been increased to prime plus a 3.25% margin, currently 6.5%. The weighted average interest rate was 4.75% and the average loan balance was $17,500 during the year. The advance rates for eligible accounts receivable is 80% and 60.0% for the Company’s eligible inventories. As of December 31, 2009, the Company had $8,815 outstanding on the revolver and $444 outstanding on the acquisition line.

The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, a minimum monthly EBITDA figure, and a minimum quarterly Tangible Net Worth amount. All of which have been met for the entire year ended December 31, 2009.

Below are the (3) three performance financial covenant details with actual results at month and or quarter and or year end. (Dollars in whole numbers)

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth (for the four quarter period ending on such date) of not more than the following:

	Covenant	Actual
March 31, 2009	3.2 to 1.0	3.18
June 30, 2009	3.7 to 1.0	3.43
September 30, 2009	4.35 to 1.0	3.93
December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0	2.48

(2)	Maintain, as of the last day of each month, commencing April 30, 2009, EBITDA (on a year to date basis) of not less the following:

	Covenant	Actual
April 30, 2009	(1,367,000)	(1,315,458)
May 31, 2009	(2,278,000)	(1,915,374)
June 30, 2009	(2,576,000)	(2,139,609)
July 31, 2009	(2,835,000)	(2,628,957)
August 31, 2009	(3,099,000)	(2,655,264)
September 30, 2009	(3,069,000)	(2,569,444)
October 31, 2009	(2,926,000)	(2,230,487)
November 30, 2009	(2,008,000)	(545,369)
December 31, 2009	1,998,000	3,962,645

(3)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual
March 31, 2009	10,000,000	10,071,000
June 30, 2009	8,600,000	9,136,873
September 30, 2009	7,600,000	8,507,935
December 31, 2009 and the last day of each fiscal quarter thereafter	10,200,000	11,678,511

Analysis

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With the slow economy, we are managing our capital conservatively and analyzing each of our commitments to identify areas where we can improve the profitability and or cash flow of our business.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective April 1, 2009. The implementation of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. As of April 1, 2009, we implemented FASB ASC Topic 260 which requires us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. We had no shares of unvested restricted stock as of December 31, 2009 so the retrospective application of FASB ASC Topic 260 had no effect on our earnings per share for the year ended December 31, 2009.

In December 2008, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations” which requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. FASB ASC Topic 805 also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The adoption of FASB ASC Topic 805 did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FASB guidance now codified as FASB ASC Topic 718-740, “Compensation – Stock Compensation, Income Taxes.” FASB ASC Topic 718-740 requires us to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of FASB ASC Topic 718-740 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted FASB ASC Topic 855 on June 30, 2009 with no material effects to the financial results of the Company.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of December 31, 2009, we had $9,000 of variable rate debt outstanding under our credit facility with Comerica Bank. Presently, the revolving credit line bears interest at the prime rate plus a 3.25% margin. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 7.15% per annum for the year ended December 31, 2009 would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $89.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at December 31, 2009 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Report of Management on Internal Controls Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009, is effective.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On December 15, 2009, the Company held an Annual Meeting of its Stockholders in Plantation, FL. There were two proposals voted upon at the meeting; to elect directors to each serve until the next Annual Meeting of Stockholders of the Company and until their successors have been duly elected and qualified; and to ratify the appointment of Kramer, Weisman & Associates as independent auditors for the Company for the year ending December 31, 2009. Both proposals passed with 88% approval.

The following individuals were re-elected as Directors for another year:

Name	Votes For	Votes Against/Withheld
Sam D. Battistone	33,387,724	58,765
Ross Tannenbaum	33,395,447	51,042
Dale Larsson	33,379,338	67,151
David Malina	33,379,338	67,151
Steven Rubin	33,377,620	68,869

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director/Officer of the Company Since	Position Held With the Company
Sam D. Battistone	70	1982	Chairman/Director
Ross Tannenbaum	47	1998	President/CEO/Director
David M. Greene	47	2001	Senior V. P. /Corporate Secretary
Dale Larsson	65	1982	Director
Kevin Bates	42	2006	Divisional President - Retail
Mitch Adelstein	44	2006	Divisional President -Manufacturing
Dorothy Sillano	52	2006	V.P. / Chief Financial Officer
David Malina	65	2006	Director
Steven Rubin	48	2006	Director
Manoharan Sivashanmugam	39	2007	Chief Information Officer

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

Steven Rubin. Mr. Rubin was named a director of the Company in November 2006. Mr. Rubin has served as Executive Vice President - Administration of OPKO Health, Inc., since May 2007 and a director of OPKO since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Safestitch Medical, Inc., a medical device company, PROLOR Biotech, Inc., a development stage biopharmaceutical company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices (OTCBB:CDOM), Castle Brands, Inc., a developer and marketer of premium brand spirits, SearchMedia Holdings Limited (NYSE Amex:IDI), a multi-platform media advertising company and in China, Cocrystal Discovery, Inc., a privately held biopharmaceutical company, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida.

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

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Nominating and Corporate Governance Committee focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience, industry-specific and otherwise, in the licensed sports products, autographed memorabilia, finance and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Nominating and Corporate Governance Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, qualifications, attributes, skills, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

Code of Ethics.

We have adopted a code of ethics for our officers and directors. The Code of Ethics was approved by our Board of Directors in June 2004 and is posted on our web site. We will also disclose any amendments or waivers to our Code of Ethics on our website www.dreamscorp.com.

Independence of the Board.

The Board of Directors has determined that the following four individuals of its five member board are independent as defined under the federal securities laws, and the rules of the NYSE Amex Equities Exchange: Mr. Battistone, Mr. Larsson. Mr.Malina and Mr. Rubin.

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

Audit Committee

The Audit Committee presently consists of Messrs. Larsson, Battistone and Malina; with Mr. Larsson serving as chairman. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board has determined that Mr. Dale Larsson qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in an Audit Committee Charter, a copy of which is currently available from the Company and is posted on our web site at www.dreamscorp.com. The Audit committee had (4) four meetings during 2009.

Compensation Committee

The Compensation Committee presently consists of Messrs. Larsson and Malina. The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation and over-all benefits of our executive officers, including administering the Company’s Equity Incentive Stock Option Plan. The Compensation Committee Charter, a copy of which is currently available from the Company, is posted on our web site at www.dreamscorp.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee presently consists of Messrs. Battistone and Rubin. The Nominating and Corporate Governance Committee is responsible for identifying prospective qualified Board of Director candidates as well as those names submitted by our shareholders. In addition, this committee provides recommendations to the Board of Directors as to a proper set of corporate governance guidelines and principles to adopt. The Nominating and Corporate Governance Committee Charter, a copy of which is currently available from the Company, and is posted on our web site at www.dreamscorp.com

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2009 and amendments thereto furnished to the Company with respect to the twelve months ended December 31, 2008, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009.

Item 11.	Executive Compensation.

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

2009 Compensation Tables.

Summary Compensation Table as of December 31, 2009 (Dollar amounts in whole numbers)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Ross Tannenbaum PEO	2009	333,000			69,161	9,600	411,761

David M. Greene Senior V.P Finance	2009	157,500			27,914	7,200	192,614

Kevin Bates Division President	2009	324,000	225,000		25,186		574,186

Mitch Adelstein Division President	2009	194,400			33,623	7,200	235,223

Dorothy Sillano V.P, PFO	2009	130,500			9,753		140,253

Mano Sivashanmugam CIO	2009	162,000			10,026		172,026

Outstanding Equity Awards At December 31, 2009 Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

Ross Tannenbaum	153,692			.45	6/12
PEO

David Greene	68,083			.41	6/12
Senior V.P.

Kevin Bates	166,667			.60	2/11
Division President

Mitch Adelstein	82,009			.41	6/12
Division President

Dorothy Sillano	23,790			.41	6/12
PFO

Mano Sivashanmugam	24,455			.41	6/12
CIO

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Sam Battistone	2009			8,200	8,200
Dale Larsson	2009			12,300	12,300
Steven Rubin	2009			8,200	8,200
David Malina	2009			8,200	8,200

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders.

The following table sets forth as of March 1, 2010 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	1,922,839	(2)(3)	5.1%

Ross Tannenbaum	7,827,515	(4)	20.8%

Mano Sivashanmugam	29,455	(5)	*

Dorothy Sillano	24,539	(6)	*

Dale Larsson 1776 North State Street, ste #160 Orem, UT 84057	124,809	(7)	*

Mitch Adelstein	404,521	(8)	1.1%

Kevin Bates	249,614	(9)	*

David M. Greene	468,083	(10)	1.2%

Steven Rubin 4400 Biscayne Blvd Miami, FL 33137	72,051	(11)	*

David Malina 4400 Biscayne Blvd Miami, FL 33137	40,000	(12)	*

The Frost Group, LLC 4400 Biscayne Blvd, 15th Floor Miami, FL 33137	5,128,205		14.0%

All Executive Officers and Directors as a group (10 persons) (13)	11,163,426		29.7%

See footnotes below.

*	Less than 1.0%
(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, suite 325 Plantation, Florida 33324.
(2)	Excludes 146,112 shares owned by the following family members of which Mr. Battistone disclaims beneficial ownership:

Name	Number of Shares Owned
Kelly Battistone	43,752
Dann Battistone	33,334
Mark Battistone	7,242
Cindy Battistone Hill	40,250
Signature, Inc.	21,534

(3)	Includes 20,000 shares which are the subject of stock options.
(4)	Includes 153,692 shares which are the subject of stock options.
(5)	Includes 24,455 shares which are the subject of stock options.
(6)	Includes 23,789 shares which are the subject of stock options.
(7)	Includes 30,000 shares which are the subject of stock options.
(8)	Includes 82,009 shares which are the subject of stock options.
(9)	Includes 166,667 shares which are the subject of stock options.
(10)	Includes 68,083 shares which are the subject of stock options.
(11)

Mr. Rubin is a member of The Frost Group, LLC. He disclaims beneficial ownership of the securities held by The Frost Group, LLC except to the extent of his pecuniary interest therein. Also, includes 40,000 shares which are the subject of stock options.

(12)	Includes 40,000 shares which are the subject of stock options.
(13)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Director Independence

The Board of Directors has determined that four individuals of its five member board are independent as defined under federal securities laws, including the rules of the NYSE Amex Equities Exchange: Mr. Larsson, Mr. Battistone, Mr. Malina and Mr. Rubin.

Item 14.	Principal Accountant Fees and Services. (dollars in whole numbers)

The following table shows what Kramer, Weisman and Associates and Friedman, Cohen, Taubman & Company billed for the audit and other services for the year ended December 31, 2009 and for the year ended December 31, 2008, respectively.

	Year Ended 12/31/ 2009	Year Ended 12/31/08
Audit Fees	$62,500	$90,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$62,500	$90,000

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit No.

3.1	Restated Articles of Incorporation, dated June 8, 1989 (1)

3.2	Articles of Amendment, dated March 28, 1996 (1)

3.3	Articles of Amendment, dated January 14, 1999 (1)

3.4	Articles of Amendment to the Revised Articles of Incorporation, dated April 5, 2005 (2)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated January 25, 2007 (3)

3.6	Bylaws (1)

4	Dreams, Inc. Equity Incentive Plan (3)

10.1	Amended and Restated Letter Agreement dated June 30, 2009 (4)

21	Subsidiaries of the Company

23	Consent of former Independent Auditors

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Filed with the Company’s Form 10-SB on September 7, 1999, and incorporated by this reference.
(2)	Filed with the Company’s Form SB-2/A on April 5, 2005, and incorporated by this reference.
(3)	Filed as an exhibit with the Company’s Form 8-k on January 29, 2007, and incorporated by this reference.
(4)	Filed with the Company’s Form 10-Q on August 14, 2009, and incorporated by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/S/ ROSS TANNENBAUM
Dated:	Ross Tannenbaum President, Chief Executive Officer March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ ROSS TANNENBAUM
Ross Tannenbaum, Chief Executive Officer and a Director (principal executive officer)

Dated:	March 29, 2010

By:	/S/ DOROTHY SILLANO
Dorothy Sillano, V.P. and Chief Financial Officer (principal financial officer)

Dated:	March 29, 2010

By:	/S/ SAM BATTISTONE
Sam Battistone, Director

Dated:	March 29, 2010

By:	/S/ DALE E. LARSSON
Dale E. Larsson, Director

Dated:	March 29, 2010

By:	/S/ DAVID MALINA
David Malina, Director

Dated:	March 29, 2010

By:	/S/ STEVEN RUBIN
Steven Rubin, Director

Dated:	March 29, 2010

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company incurred a net loss in 2008, is in violation of its debt covenants, and is experiencing difficulty generating sufficient cash flows to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective September 12, 2007 the Company changed its fiscal year to begin on January 1 and end on December 31.

/s/ Friedman, Cohen, Taubman and Company
Friedman, Cohen, Taubman and Company, LLC
April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dreams, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Dreams, Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Dreams, Inc. and Subsidiaries as of December 31, 2008 were audited by other auditors, whose report dated April 14, 2009, expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dreams, Inc. and Subsidiaries as of December 31, 2009 and, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kramer Weisman and Associates, LLP

March 29, 2010

Davie, Florida

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$582	$498
Accounts receivable, net	5,342	3,313
Inventories	26,593	31,121
Prepaid expenses and deposits	2,331	1,863
Deferred tax asset	1,068	636

Total current assets	35,916	37,431
Property and equipment, net	4,654	5,476
Deferred loan costs	21	44
Goodwill, net	8,650	8,715
Other intangible assets, net	5,329	5,472
Deferred tax asset	823	1,776
Other assets	9	9

Total Assets	$55,402	$58,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,516	$7,522
Accrued liabilities	4,583	6,060
Current portion of long-term debt	1,116	1,255
Borrowings against line of credit	9,066	12,556
Term Note	444	—
Deferred credits	1,288	1,863

Total current liabilities	26,013	29,256
Long-term debt, less current portion	913	1,876
Capital lease obligation	137	75
Long-term deferred tax liability	2,681	2,500
Borrowings against line of credit	—	—

Total Liabilities	29,744	33,707

Minority Interest in subsidiary	—	4
Stockholders’ equity:
Preferred stock authorized 10,000,000 shares; issued and 0 outstanding shares as of December 31, 2009 and December 31, 2008.	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000, and 100,000,000 shares; issued and outstanding 37,615,786 and 37,566,614 shares as of December 31, 2009, and December 31, 2008, respectively.	35,635	35,339
Treasury stock 38,400 issued and 0 as of December 31, 2009 and December 31, 2008.	(46)	(46)
Accumulated deficit	(9,931)	(10,081)

Total stockholders’ equity	25,658	25,212

Total liabilities and stockholders’ equity	$55,402	$58,923

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Year Ended December 31, 2009 and the Year Ended December 31, 2008.

(Dollars in Thousands, except share and earnings per share amounts)

	Year ended December 31, 2009	Year ended December 31, 2008
Revenues:
Manufacturing/Distribution	$11,470	$18,116
Retail	73,711	63,320
Other	354	546

Total revenues	$85,535	$81,982

Expenses:
Cost of sales—manufacturing/distribution	$5,497	$9,348
Cost of sales—retail	39,626	35,368
Operating expenses	36,226	37,925
Depreciation and amortization	1,819	1,347

Total expenses	$83,168	$83,988

Income / (loss) from operations	$2,367	$(2,006)
Interest (expense), net	(1,268)	(926)
Other (expense) / income	(238)	(55)

Income / (loss) before income taxes	$861	$(2,987)
Provision for Income tax (expense)/benefit:
Current	(9)	1,373
Deferred	(702)	–

Net income / (loss)	$150	$(1,614)

Basic and diluted income / (loss) per share	$0.00	$(0.04)

Basic weighted average common shares outstanding	37,537,838	37,545,576

Potentially dilutive weighted average shares outstanding	37,624,552	37,545,576

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2009 and the Year Ended December 31, 2008.

(Dollars in Thousands, except share and earnings per share amounts)

	Shares Outstanding	Common Stock & Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2007	37,702,523	$35,213	—	$(8,467)	$26,746

Share Based Compensation Expense	—	47	—	—	47
Stock Options Converted/shares Issued	2,499	2	—	—	2
Treasury stock	(38,400)	—	(46)	—	(46)
Pro Stars Acquisition	(139,408)	39	—	—	39
BoD Stock Option Expense	—	20	—	—	20
Acquisition Stock Option Expense	—	18	—	—	18
Net Income/(loss)	—	—	—	(1,614)	(1,614)

Balance as of December 31, 2008	37,527,214	$35,339	$(46)	$(10,081)	$25,212

Share Based Compensation Expense	—	224	—	—	224
Stock Options Converted/shares Issued	87,573	36	—	—	36
BoD Stock Option Expense	—	36	—	—	36
Net Income/(loss)	—	—	—	150	150

Balance as of December 31, 2009	37,615,786	$35,635	$(46)	$(9,931)	$25,658

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2009 and the Year Ended December 31, 2008.

Dollars in Thousands

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash Flows from Operating Activities
Net Income (Loss)	$150	$(1,614)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Depreciation	1,674	1,288
Amortization	145	59
Loan cost amortization	118	49

Net loss from the disposal of property and equipment	158	(2)
Write down of goodwill	65	—
Minority interest in net income of consolidated subsidiary	4	—
Stock based compensation	260	48

Deferred tax expense/(benefit), net	702	(823)

(Increase) decrease in:

Accounts receivable	(2,029)	1,081

Inventories	4,528	(6,802)
Prepaid expenses and deposits	(468)	136

Increase (decrease) in:

Accounts payable	1,994	(3,592)

Accrued liabilities	(1,477)	3,660
Deferred revenues	(575)	677

Net cash provided by/ (used in) operating activities	$5,249	$(5,835)
Cash Flows from Investing Activities

Purchase of property and equipment	(919)	(2,873)

Net cash (used in) investing activities	$(919)	$(2,873)
Cash Flows from Financing Activities
Proceeds from Line of Credit	59,692	37,811

Paydown on Line of Credit	(62,748)	(30,262)

Deferred loan costs	(95)	(38)

Payment of minority interest	—	(61)
Proceeds from stock option exercise	36	—

Repayment of Capital lease	(29)	(18)
Purchase of treasury stock	(46)	—
Borrowings on Notes Payable	—	1,399

Repayment of Notes payable	(1,102)	(1,180)

Net cash (used in) provided by financing activities	$(4,064)	$7,605

Net increase (decrease) in cash	84	(1,103)
Cash at beginning of period	498	1,601

Cash at end of period	$582	$498

Cash paid for interest	1,148	916
Cash paid for income taxes	—	101

Supplemental Disclosure of Non Cash Investing and Financing Activity
PP & E acquired under capital lease	91	—
Reversed NP to Fashion Valley	—	50
Notes Payable for Inventory acquisition	—	899

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

1. Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacturing, distributing, retailing and selling of sports licensed products, memorabilia and acrylic display cases via multiple channels. The Company is also in the business of operating retail stores and websites selling memorabilia and licensed sports products, as well as athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout the United States of America.

Principals of Consolidation

The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Cash

Cash is defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations and recently, some web syndication clients, and credit card transactions from the internet division. The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set at an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of December 31, 2009 and December 31, 2008, the allowance for doubtful accounts was $34 and $76, respectively.

Revenue Recognition

The Company recognizes retail (including e-commerce sales and web syndication sales) and wholesale/distribution revenues at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Retail revenues and wholesale/distribution revenues are recognized at the time of sale. Sales completed but not shipped at year-end are considered deferred revenue.

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

The Company partnered in a corporate rebate program with a national consumer goods retailer. The Company issued rebate coupons for which it was pre-paid 50% of the coupon value. Certificates redeemed through March 31, 2009, were recognized as revenue in the current period. Additionally, a breakage model was projected for the program’s eight month term, based upon redemption totals through April 27, 2009 and the remainder of revenue was recognized during 2009.

The Company had approximately $592 in unshipped orders as of December 31, 2009.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Shipping and Handling Costs

Costs incurred for shipping and handling associated with a sale are included in cost of sales in the period when the sale occurred. Amounts billed to a customer for shipping and handling is reported as revenue.

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. For the years ended December 31, 2009 and December 31, 2008, these expenses were $5,876 and $7,100, respectively.

Inventories

Inventories, consisting primarily of licensed sports products, sports memorabilia products and acrylic cases, are valued at the lower of cost or market, using the specific identification and average cost methods.

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

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved the issuance of ASC Topic 350, “Intangible Goodwill and Other,” which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of ASC Topic 350 beginning on April 1, 2001 and during the years ended December 31, 2009 and December 31, 2008, performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and determined no impairment was necessary.

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

Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, bank line of credit, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share:

Earnings per share are reported pursuant to the provisions of FASB ASC 210. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as the effect would be anti-dilutive. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Basic weighted-average common shares outstanding	37,537,838	37,545,576
Dilutive effect of stock plans and other options	86,714	0
Dilutive weighted-average shares outstanding	37,624,552	37,545,576

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

For the year ended December 31, 2009, the Company recorded $260 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expense in the Company’s Consolidated Statement of Operations. This expense was offset by a $104 deferred tax benefit for non-qualified share–based compensation. For the year ended December 31, 2008, the Company recorded $48 of pre-tax share-based compensation expense; which was offset by a $19 deferred tax benefit.

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

As of December 31, 2009, vested options totaled 1,443,474 with an average price of $.53. Unvested options totaled 22,171. Total outstanding options that were “in the money” at December 31, 2009 were 1,437,312 with an average price per option of $.49. Of those options, the vested “in the money” options totaled 1,415,141 with an average price of $.48 and the “in the money” unvested options totaled 22,171.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

During the twelve months ended December 31, 2009; there were 1,166,526 options granted, 90,388 options expired, 9,668 options cancelled, and 87,573 options exercised. The Company received $36 from exercised options during the period.

The following table summarizes the stock option activity from January 1, 2009, through December 31, 2009:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2009	486,748	$.60 - $2.75	$.97
Granted	1,166,526	$.41 - .45	$.42
Expired	90,388	$.41 - $1.50	$1.49
Cancelled	9,668	$.60 - $2.75	$2.24
Exercised	87,573	$.41	$.41

December 31, 2009	1,465,645	$.41 - $2.75	$.57

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 12/31/09

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	1,473,312	2.1	.49	1,415,141.48
$1.20 to $2.75	28,333	1.5	2.67	28,333	2.67
$.41 to $2.75	1,465,645	2.1	.53	1,443,474.53

At December 31, 2009, exercisable options had aggregate intrinsic values of $1,630.

Deferred Compensation

During the quarter ended June 30, 2009, the Company entered into a deferred compensation agreement with participating employees, through a voluntary program, which provided for a 12% accrued annual interest rate and incentive stock options (ISO’s). The deferred compensation which totaled $1,100, along with accrued interest amounts were paid in full during the month of December 2009. As a result, the Company recorded $42 in interest expense for the twelve months ended December 31, 2009.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2009, no impairment has been necessary, yet the Company has taken a write down to Goodwill in the amount of $64 due to the closing of stores previously acquired that had Goodwill associated with the original purchase during the second quarter of 2009.

Subsequent Events

The Company has evaluated subsequent events through the time of the filing of these consolidated financial statements. No material subsequent events have occurred since December 31, 2009 that require recognition or disclosure in these financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective April 1, 2009. The implementation of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. As of April 1, 2009, we implemented FASB ASC Topic 260 which requires us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. We had no shares of unvested restricted stock as of December 31, 2009 so the retrospective application of FASB ASC Topic 260 had no effect on our earnings per share for the year ended December 31, 2009.

In December 2008, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations” which requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. FASB ASC Topic 805 also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The adoption of FASB ASC Topic 805 did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FASB guidance now codified as FASB ASC Topic 718-740, “Compensation – Stock Compensation, Income Taxes.” FASB ASC Topic 718-740 requires us to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of FASB ASC Topic 718-740 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted FASB ASC Topic 855 on June 30, 2009 with no material effects to the financial results of the Company.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

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

3. Concentration of Credit Risk

Cash

The Company maintains cash accounts in financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100; as of October 2008, up to $250. At times, cash balances may be in excess of the amounts insured by the FDIC. The Company had not experienced any losses in such accounts until it was notified on September 24, 2008 that the Silver State Bank in Henderson, Nevada was closed by the FDIC. As a result of this notification, the Company booked a $50 reserve against the $240 Certificate of Deposit held at this institution. The Company received the $100 insured portion during the first quarter of 2009 and an additional $26 as of December 31, 2009. We will continue to receive pro-rata distributions upon the liquidation of Bank assets in 2010.

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

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

4. Inventories

The components of inventories as of:

	December 31, 2009	December 31, 2008
Raw materials	$393	$362
Work in process	80	78
Finished goods, net	26,120	30,681

Total	$26,593	$31,121

The reserve for slow moving inventory was $470 at December 31, 2009 and $334 at December 31, 2008.

5. Property and Equipment

The components of property and equipment as of:

	December 31, 2009	December 31, 2008
Leasehold improvements	$2,108	$2,358
Machinery and equipment	1,218	1,278
Office and other equipment and fixtures	1,338	1,219
Transportation equipment	72	72
Computer Software	3,333	2,705
Computer equipment	2,331	2,040

	10,400	9,672
Less accumulated depreciation	(5,746)	(4,196)

	$4,654	$5,476

The depreciation expense for the year ended December 31, 2009 was $1,395 and at December 31, 2008 was $1,300. An additional $158 was recognized as the write off of abandoned property during the year ended December 31, 2009.

6. Intangible Goodwill and Other

During the year ended December 31, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $65 of goodwill recorded in the original acquisition of this store in November, 2006.

The changes in the carrying amounts of goodwill are as follows:

Total

Balance as of December 31, 2008	$8,715
Close of FOD store	(65)

Balance as of December 31, 2009	$8,650

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

The following table provides information about changes relating to intangible assets for the Year ended December 31, 2009 and December 31, 2008:

	December 31, 2009
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	2.3	325	(242)	83
Other	1.5	67	(19)	48
Trademarks	39	3,886	(92)	3,794

		4,238	(353)	3,925

Indefinite-lived intangible assets:
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		5,472	(353)	5,329

	December 31, 2008
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	5.4	325	(206)	119
Other	2.2	67	(5)	62

		392	(211)	181

Indefinite-lived intangible assets:
Trademarks		3,886	—	3,886
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		5,683	(211)	5,472

Amortization expense for the year ended December 31, 2009 was $145 and December 31, 2008 was $59.

7. Line of Credit

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances was prime; but with the extension has been increased to prime plus a 3.25% margin, currently 6.5%. The weighted average interest rate was 4.75% and the average loan balance was $17,500 during the year. The advance rates for eligible accounts receivable is 80% and 60.0% for the Company’s eligible inventories. As of December 31, 2009, the Company had $8,815 outstanding on the revolver and $444 outstanding on the acquisition line.

The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, a minimum monthly EBITDA figure, and a minimum quarterly Tangible Net Worth amount. All of which have been met by the Company for the first nine months of this year. Below are the (3) three performance financial covenant details with actual results at month and or quarter end and or year end. (Dollars in whole numbers). All of which have been met for the entire year ended December 31, 2009.

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth (for the four quarter period ending on such date) of not more than the following:

	Covenant	Actual
March 31, 2009	3.2 to 1.0	3.18
June 30, 2009	3.7 to 1.0	3.43
September 30, 2009	4.35 to 1.0	3.93
December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0	2.48

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

(2)	Maintain, as of the last day of each month, commencing April 30, 2009, EBITDA (on a year to date basis) of not less than the following:

	Covenant	Actual
April 30, 2009	(1,367,000)	(1,315,458)
May 31, 2009	(2,278,000)	(1,915,374)
June 30, 2009	(2,576,000)	(2,139,609)
July 31, 2009	(2,835,000)	(2,628,957)
August 31, 2009	(3,099,000)	(2,655,264)
September 30, 2009	(3,069,000)	(2,569,444)
October 31, 2009	(2,926,000)	(2,230,487)
November 30, 2009	(2,008,000)	(545,369)
December 31, 2009	1,998,000	3,962,645

(3)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual
March 31, 2009	10,000,000	10,071,000
June 30, 2009	8,600,000	9,136,873
September 30, 2009	7,600,000	8,507,935
December 31, 2009 and the last day of each fiscal quarter thereafter	10,200,000	11,678,511

8. Accrued Liabilities

Accrued liabilities consisted of the following at:

	December 31, 2009	December 31, 2008
Payroll costs (including bonuses and commissions)	$511	$660

Accrued royalties	196	264

Accrued site commissions	1,253	—
Other accrued expenses	2,023	5,136

	$4,583	$6,060

9. Notes Payable

Notes payable consists of the following at:

	December 31, 2009	December 31, 2008
Note payable to seller of Field of Dreams store; unsecured, due December 2009, monthly payments of $5,822 including interest at 7% annually (paid January 2010)	31	68
Note payable, unsecured, due February 2011, monthly payments $7,320 including interest at 6.0% annually.	99	178

Note payable, unsecured, due January 2011, monthly payments of $8,247, including interest at 6% annually	104	193
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 1 year	80	80
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	220	220
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	100	100
Notes payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	200	200
Note payable, unsecured, due August 2012, with interest at 7%. There are no monthly payments due. Can be redeemed after 3 years	518	518
Note payable, unsecured, due April 2010, with interest at 5.5%	102	899

Note payable, unsecured, due April 2012, with no stated interest rate. Payments made annually now and until maturity between $100,000 and $300,000	575	675

	2,029	3,131
Less current portion	(1,116)	(1,255)

	913	1,876

Interest expense on the notes for the years ended December 31, 2009 was $121 and December 31, 2008 was $119.

For notes that have no stated interest rates, the Company has imputed a rate of 6%.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

10. Stockholders’ Equity

Common Stock: As of December 31, 2009 and December 31, 2008, the Company had 100,000,000 and 100,000,000 shares authorized and 37,615,784 and 37,528,214 common shares issued and outstanding.

Preferred Stock: As of December 31, 2009 and December 31, 2008, the Company had 10,000,000 shares authorized and -0- preferred shares issued and outstanding for both periods.

Stock Options: The following table summarizes information about the stock options outstanding:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at December 31, 2007	437,750	.97
Granted	70,000	$1.08
Exercised	(2,499)	.60
Expired/Canceled	(18,503)	.60

Outstanding at December 31, 2008	486,748	.98
Granted	1,166,526	.42
Exercised	(87,573)	.41
Expired	(90,388)	1.49
Canceled	(9,668)	2.24

Outstanding at December 31, 2009	1,465,645	.57

Options exercisable as of December 31, 2009 and December 31, 2008, were 1,443,474, and 431,411, respectively. The weighted average fair value of options granted during the twelve months ended December 31, 2009 was $0.42 and for December 31, 2008 was $1.08.

11. Income Taxes

The components of the income tax provision (benefit) are as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
Current:
Federal tax expense/ (benefit)		$(459)
State tax expense/ (benefit)	5	34
Deferred:
Federal tax expense/ (benefit)	384	(858)
State tax expense/ (benefit)	317	(90)

	$706	$(1,373)

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	Year ended December 31, 2009	Year ended December 31, 2008
Current
Allowance for doubtful accounts	$13	$30
Inventory reserve	187	137
Inventory capitalization adjustment	778	442
Accrued expenses	90	27

	1,068	636
Long-term
Stock options	181	65
Federal and states NOL carry-forward	458	1,535
Capital loss carry-forward	187	187
Alternative Minimum Tax credit	163	176
Charitable contributions	21	0
Depreciation and amortization	(2,681)	(2,500)
Less valuation allowance	(187)	(187)

	$(1,858)	$(724)

FASB ASC 740-10 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 and $187 as of December 31, 2009 and December 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of ASC 740-10-50, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2009. The tax years subject to examination by the taxing authorities are the years ended December 31, 2009, and December 31, 2008.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). Now codified FASB ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
Tax at U.S. statutory rate	34%	(34)%
State taxes, net of federal benefit	6	(6)
Non-deductible items	3	1
Other	38	(8)

	81%	(47)%

The increase in the tax rate for 2009 was the result of timing differences involving the Company’s computation of the capitalization of inventory under IRS Section 263A and the reversal of certain tax benefits used in the previous year as the Company returned to profitability.

At December 31, 2009, the company will have federal net operating loss carry-forward of approximately $1,041. The Company also has state operating loss carry-forwards of approximately $1,777. The federal and state net operating losses expire by 2028.

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

13. Commitments and Contingencies

Operating Leases

As of December 31, 2009, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next eight years and some contain provisions for certain annual rental escalations, and renewal options for additional periods. Rent expense is computed on the straight-line method over the lease term period.

The future aggregate minimum annual lease payments under the Company’s non-cancellable operating leases are as follows:

Calendar Year
2010	3,240
2011	2,859
2012	2,614
2013	2,434
2014	1,499
Thereafter	2,266

Total minimum lease commitments	14,912

Rent expense charged to operations for the years ended December 31, 2009 and December 31, 2008, were $4,987 and $5,300, respectively. The Company was a named party in a breach of contract suit by a former landlord. The Company believes the claim without merit and will defend itself vigorously. No outcome can be determined at this time.

Capital Leases

The Company has entered into capital leases for computer and warehouse equipment. The leases require monthly payments of approximately $2 and expire in 2011 and 2012. The interest rate on this capital leases range from 4%-12%. The Company’s obligations under capital leases as of December 31, 2009 are not significant.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Future minimum payments required under the capital leases consist of the following as of December 31, 2009:

Year Ending December 31,	Amount

2010	59
2011	58
2012	42

Total	159
Less Amount representing interest	(22)

Present Value of net minimum lease payments	137

Future Contractual Payments to Athletes

As of December 31, 2009, the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and re sold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Calendar Year

2010	493,095
2011	275,000

14. Related Party Transactions

None.

15. Business Segment Information

The Company has two reportable segments as identified by information reviewed by the Company’s chief operating decision makers (CODM) and is comprised of our CEO and SVP Finance of Dreams, Inc. The divisions whose customers are reseller’s of our goods have their results reflected in the manufacturing/distribution segment. The retail segment is made up of many locations for our inventory. Revenues are achieved by moving inventory through our sales channels to reach and expand our customer base. These channels include the Internet, stores and our catalogues. Hence, customers who are the end users of our goods have their results reflected in our retail segment.

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

The Retail Operations segment is multi-channel and comprised of traditional brick and mortar stores, catalogues and Internet sites:

Brick and Mortar

As of December 31, 2009, the Company owned and operated (12) twelve Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and (6) six FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

Catalogues

The Company publishes and distributes a FansEdge catalogue two times a year.

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of athlete and syndicated web sites including, but not limited to: www.danmarino.com, www.jcp.com, and www.philadelphiaeagles.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

All of the Company’s revenue generated during the twelve months ended December 31, 2009 and December 31, 2008, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the years ended December 31, 2009 and December 31, 2008, was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2009
Net sales	$15,730	73,711	89,441
Intersegment net sales	(4,260)	0	(4,260)
Operating earnings	342	4,797	5,139
Total assets	18,920	31,648	50,568

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2008
Net sales	$23,122	63,385	86,507
Intersegment net sales	(5,006)	—	(5,006)
Operating earnings / (loss)	12,600	(355)	846
Total assets	17,334	30,790	48,134

Reconciliation to consolidated amounts is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
Revenues:
Total revenues for reportable segments	$89,441	$86,507
Other revenues	354	481
Eliminations of intersegment revenues	(4,260)	(5,006)

Total consolidated revenues	$85,535	$81,982

Pre-tax earnings / (loss):
Total earnings for reportable segments	$5,139	$846
*Other (loss) / income	(3,011)	(2,907)
Interest (expense)	(1,268)	(926)

Total income (loss) before income taxes	$861	$(2,987)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

16. Minority Interest

As a result of our Asset Purchase Agreement with Pro-Star, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store; and 88.125% of the marketing venture known as “Stars Live 365”. The Company records all of the revenues generated from these operations and then records a “minority interest expense” representing the limited partners’ earned pro-rata share of the actual profits. The minority interest expense at December 31, 2009 was $3 and is included in accrued liabilities at year end. For December 31, 2008, it was approximately $55 and was included in accrued liabilities at year end. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three stores and Stars Live 365.

Effective August 29, 2007, the Company bought back 6.5% interest in the Caesars Forum Shops Field of Dreams store from an individual for $40. As a result, the Company’s interest in the Caesars store is now 93%.

17. Valuation and Qualifying Accounts

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. The following table sets forth the change in each of those reserves for the years ended December 31, 2009 and December 31, 2008.

Allowance for accounts receivable
Balance as of December 31, 2008	$76
Provision	69
Write offs	(110)

Balance as of December 31, 2009	$35

18. Going Concern

In 2008, the Company incurred a loss from operations, had a decrease in operational cash flows, and was in violation of its debt covenants. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

Such doubt was alleviated during 2009 due to the receipt of all necessary waivers from the Bank, as well as effective implementation of Management’s plans to reduce its operating expenses and capital expenditures, restructure its commitments, convert its existing inventory into cash and conservatively manage its cash resulting in positive cash flows from operations and a return to profitability. Management believes that profits, operating cash flow and available credit resources will be adequate to make repayments of indebtedness, meet working capital needs, satisfy the needs of its operations, and meet anticipated capital expenditures during the next twelve months ending December 31, 2010.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

TWELVE MONTHS ENDED DECEMBER 31, 2009 QUARTERLY FINANCIAL INFORMATION (Unaudited)

Three Months Ended:	*December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net Sales	$43,272	15,226	12,192	14,845
Cost of Goods Sold	22,950	8,072	6,276	7,823

Gross Profit	20,322	7,154	5,916	7,022
Operating Expenses (1)	14,245	8,034	7,494	8,496

Operating Income/(Loss)	6,077	(880)	(1,578)	(1,474)
Other Income (Expenses)	(7)	0	8	0
Interest Expense	482	413	197	175

Income (Loss) Before Taxes	5,588	(1,293)	(1,783)	(1,649)
(Provision) Benefit for income taxes	(2,587)	507	710	660

Net Income (loss)	3,001	(786)	(1,073)	(989)

Earnings (loss) per common share, basic	.08	(.02)	(.03)	(.03)
Earnings (loss) per common share, diluted	.08	(.02)	(.03)	(.03)

Weighted Average shares Outstanding:
Basic	37,545,576	37,534,911	37,528,214	37,528,214
Diluted	37,669,586	37,775,895	37,528,214	37,528,214

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(1)	May not include depreciation or amortization.

TWELVE MONTHS ENDED DECEMBER 31, 2008 QUARTERLY FINANCIAL INFORMATION (Unaudited)

Three Months Ended:	*December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net Sales	$35,403	14,400	13,650	18,518
Cost of Goods Sold	19,209	7,856	7,683	9,969

Gross Profit	16,194	6.544	5,967	8,549
Operating Expenses (1)	14,333	8,230	7,301	8,514

Operating Income/(Loss)	1,861	(1,686)	(1,334)	35
Other Income (Expenses)	1	(35)	(32)	(37)
Interest Expense	281	273	224	148

Income (Loss) Before Taxes	1,581	(1,994)	(1,590)	(150)
(Provision) Benefit for income taxes	(181)	1,004	763	119

Net Income (loss)	1,400	(990)	(827)	(31)

Earnings (loss) per common share, basic	.04	(.04)	(.03)	(.00)
Earnings (loss) per common share, diluted	.04	(.04)	(.03)	(.00)

Weighted Average shares Outstanding:
Basic	37,545,576	37,533,238	37,556,376	37,703,211
Diluted	37,669,586	37,662,780	37,718,100	37,876,886

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(1)	May not include depreciation or amortization.

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Company

23	Consent of former Independent Auditors

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)