Form 10-Q
period 2010-03-31
DREAMS INC
filed 2010-05-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 1, 2010 there were 37,738,172 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$221	$582
Accounts receivable, net	2,725	5,342
Inventories	27,247	26,593
Prepaid expenses and deposits	2,148	2,331
Deferred tax asset	1,068	1,068

Total current assets	$33,409	$35,916
Property and equipment, net	4,613	4,654
Deferred loan costs	160	21
Other intangible assets, net	5,293	5,329
Goodwill, net	8,650	8,650
Deferred tax asset	823	823
Other assets	9	9

Total assets	$52,957	$55,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,116	$9,516
Accrued liabilities	3,037	4,583
Current portion of long-term debt	773	1,116
Borrowings against line of credit	16,717	9,066
Borrowings against bank term note	111	444
Deferred credits	265	1,288

Total current liabilities	$25,019	$26,013
Long-term debt, less current portion	899	913
Capital lease obligation	119	137
Long-term deferred tax liability	2,106	2,681

Total Liabilities	$28,143	$29,744

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 37,658,380 and 37,615,786 shares as of March 31, 2010 and December 31, 2009, respectively	35,653	35,635
Treasury stock 38,400 issued as of March 31, 2010 and December 31, 2009	(46)	(46)
Accumulated deficit	(10,793)	(9,931)

Total stockholders’ equity	24,814	25,658

Total liabilities and stockholders’ equity	$52,957	$55,402

The accompanying notes are an integral part of these condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Manufacturing/Distribution	$2,843	$3,523
Retail	13,523	11,233
Other	178	89

Total Revenues	$16,544	$14,845
Expenses:
Cost of sales-mfg/distribution	$1,719	$1,580
Cost of sales-retail	7,335	6,243
Operating expenses	8,136	8,037
Depreciation and amortization	449	459

Total Expenses	$17,639	$16,319

(Loss) before interest and taxes	(1,095)	(1,474)
Interest expense, net	345	175
Other expense	—	—

(Loss) before income taxes	(1,440)	(1,649)
Income tax benefit	576	660

Net (loss)	$(864)	$(989)

(Loss) per share:
Basic: (Loss) per share	$(0.02)	$(0.03)
Weighted average shares outstanding – Basic	37,641,321	37,528,214
Diluted: (Loss) per share	$(0.02)	$(0.03)
Weighted average shares outstanding – Diluted	38,621,912	37,528,214

The accompanying notes are an integral part of these condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ending March 31, 2010 and 2009

(Dollars in Thousands)	3 months March 31, 2010	3 months March 31, 2009
Cash Flows from Operating Activities
Net (Loss)	$(864)	$(989)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	414	423
Amortization	36	36
Loan cost amortization	90	18
Minority interest in net income of consolidated subsidiary	(2)	—
Stock based compensation	—	1
Deferred tax benefit, net	(576)	—
(Increase) decrease in:
Accounts receivable	2,618	978
Inventories	(654)	1,260
Prepaid expenses and deposits	182	(13)
Increase (decrease) in:
Accounts payable	(5,398)	(3,026)
Accrued liabilities	(1,546)	(3,461)
Deferred revenues	(1,023)	(1,169)

Net cash (used in) operating activities	$(6,723)	$(5,941)
Cash Flows from Investing Activities
Purchase of property and equipment	(372)	(157)

Net cash (used in) investing activities	$(372)	$(157)
Cash Flows from Financing Activities
Proceeds from Line of Credit	24,660	11,779
Paydown on Line of Credit	(17,008)	(5,048)
Deferred loan costs	(228)	(95)
Proceeds from stock option exercise	18	—
Repayment of Capital lease	(17)	(6)
Repayment of Notes payable	(691)	(758)

Net cash provided by financing activities	$6,734	5,967
Net (decrease) in cash	(361)	$(130)
Cash at beginning of period	582	498

Cash at end of period	$221	368

Cash paid for interest	203	179

The accompanying notes are an integral part of these condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, for the calendar year ended December 31, 2009, filed with the SEC on March 29, 2010.

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

2.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacturing, distribution and retailing of sports memorabilia and licensed sports products and acrylic display cases through multiple distribution channels; including internet, brick & mortar, catalogue, kiosks, and trade shows. The Company is also in the business of athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout North America.

Principals of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Earnings per Share

For the three months ended March 31, 2010, weighted average shares outstanding for basic earnings per share purposes was 37,641,321. For the three months ended March 31, 2010, weighted average shares outstanding for diluted earnings per share purposes was 38,621,912. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

For the three months ended March 31, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,528,214. For the three months ended March 31, 2009, weighted average shares outstanding for the diluted earnings per share purposes was 37,528,214. Common stock equivalent shares were excluded from the computation for May 31, 2009, as their effect is anti-dilutive.

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

For the three months ended March 31, 2010 and March 31, 2009, the Company recorded $0 and $1 of pre-tax share-based compensation expense under Topic 718, recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $0 and $0 in a deferred tax benefit for non-qualified share-based compensation, respectively.

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

As of March 31, 2010, vested options totaled 1,423,053 with an average price of $.53. Unvested options totaled 0. Total outstanding options that were “in the money” at March 31, 2010 were 1,394,720 with an average price per option of $.49. Of those options, the vested “in the money” options totaled 1,394,720 with an average price of $.49 and the “in the money” unvested options totaled 0.

During the three months ended March 31, 2010; there were no options granted, no options expired, no options cancelled, and 42,592 options exercised.

The following table summarizes the stock option activity from January 1, 2010, through March 31, 2010:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2010	1,465,645	$.41 - $2.75	$.57
Granted	0	—	$—
Expired	0	—	$—
Cancelled	0	—	$—
Exercised	42,592	$.41	$.41

March 31, 2010	1,423,053	$.41 - $2.75	$.53

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 3/31/2010

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	1,394,720	1.9	$.49	1,394,720	$.49
$1.20 to $2.75	28,333	1.2	2.67	28,333	2.67

$.41 to $2.75	1,423,053	1.9	$.53	1,423,053	$.53

At March 31, 2010, exercisable options had aggregate intrinsic values of $1,537.

Income Taxes

FASB Accounting Standards Codification, Topic 740-Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 as of December 31, 2009, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current fiscal year is $0.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of March 31, 2010, no impairment has been necessary.

3.	Business Segment Information

The Company has two reportable segments as identified by information reviewed by the Company’s chief operating decision makers (CODM), our CEO and SVP Finance. The divisions whose customers are reseller’s of our goods have their results reflected in the manufacturing/distribution segment. The retail segment is made up of many locations for our inventory. Revenues are achieved by moving inventory through our sales channels to reach and expand our customer base. These channels include the Internet, stores and our catalogues. Hence, customers who are the end users of our goods have their results reflected in our retail segment.

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

The Retail Operations segment is multi-channel and comprised of traditional brick and mortar stores, catalogues and Internet sites:

Brick and Mortar

As of March 31, 2010, the Company owned and operated (9) nine Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and (6) six FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

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

All of the Company’s revenue generated during the three months ended March 31, 2010 and March 31, 2009, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

3.	Business Segment Information

Segment information for the three month periods ended March 31, 2010 and March 31, 2009 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
March 31, 2010
Net sales	$3,560	13,523	17,083
Intersegment net sales	(717)	0	(717)
Operating (loss)	(86)	(358)	(444)
Total assets	18,888	29,113	48,011

March 31, 2009
Net sales	$4,475	$11,261	$15,736
Intersegment net sales	(952)	0	(952)
Operating earnings / (loss)	467	(1,217)	(750)
Total assets	20,100	31,042	51,142

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	3/31/10	3/31/09
Revenues:
Total revenues for reportable segment	$17,083	$15,736
Other revenues	178	61
Eliminations of intersegment	(717)	(952)

Total consolidated revenues	$16,544	$14,845
Pre-tax (loss):
Total operating (loss) for reportable segments	(444)	(750)
Other (loss)*	(651)	(724)
Less: Interest expense	345	175

Total consolidated (loss) before taxes	$(1,440)	$(1,649)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	March 31, 2010	December 31, 2009
Raw materials	$379	$393
Work in process	65	80
Finished goods, net	26,803	26,120

Total	$27,247	$26,593

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2009 and resulted in no impairment losses. There have been no subsequent event that resulted in evaluation adjustments as of March 31, 2010.

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

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next two years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future. Rent expenses for the quarter ended March 31, 2010 and March 31, 2009 were $1,184 and $1,290 respectively.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances beginning June 30, 2009, has been increased to prime plus a 3.25% margin, currently 6.5% and the credit facilities were increased to $19,500 on the revolver and $1,500 on the acquisition line. The weighted average interest rate was 6.5% and the average loan balance was $13,200 during the first quarter of 2010. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories. As of March 31, 2010, the Company had $16,100 outstanding on the revolver and $111 outstanding on the acquisition line.

The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, and a minimum quarterly Tangible Net Worth amount. Both have been met for the quarter ended March 31, 2010.

Below are the (2) two performance financial covenant details with actual results at month and/or quarter and/or year end. (Dollars in whole numbers)

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth (for the four quarter period ending on such date) of not more than the following:

	Covenant	Actual

December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0	2.58

(2)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual

December 31, 2009 and the last day of each fiscal quarter thereafter	10,200,000	10,871,000

10.	Subsequent Events

In preparing the interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements. No material subsequent events were identified that require recognition or disclosure in these financial statements.

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

We generate revenues principally from:

•	Our nine (9) company-owned Field of Dreams stores; (reported in retail segment)

•	Our six (6) company-owned FansEdge stores; (reported in retail segment)

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our athlete and web syndication sites; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the six (6) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes*(reported in other income).

*	revenues not material to the overall consolidated results.

Organic Growth (dollar amounts in thousands)

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both in our stores and web sites; continuing our execution of multi-channel retailing under our FansEdge brand; aggressively marketing our web syndication services, which has met with great success, exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $60,000 in 2009, placing it at number 363 in 2005, number 289 in 2006, number 216 in 2007, number 217 in 2008, and number 198 in 2009 of the largest Internet retailers in the nation. For the first quarter of 2010, our on-line sales grew 39.2% to $11,000 versus $7,900 during the first quarter of 2009. This remains the fastest growing area of the Company.

The Company has drawn on a complete spectrum of competencies it has developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, AOL Sports, Majestic Athletic, and the Philadelphia Eagles, to name a few. Commencing in June 2008 and continuing throughout the fall of 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the six (6) FansEdge stores.

During the quarter ended March 31, 2010, the Company closed three (3) under-performing Field of Dreams stores as their lease terms came due and we chose not to renew. We will continue to monitor the results of the existing stores to ensure that they are providing us with the desired results.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In fact, for 2009 and continuing through the first quarter of 2010, we saw an average of 20% contribution to the individual store sales from the Kiosks. In addition, we are experiencing higher conversion rates on-line in the Chicago market for our FansEdge.com site due to the brand recognition provided by the physical stores presence throughout the Chicago land area. The Company will seek joint venture deals with national retailers who are seeking to add a broader range of merchandising options to their customers by placing our kiosks within their store footprint. In October 2009, we installed our kiosks in six (6) Philadelphia Eagles team stores in the greater Philadelphia market.

We believe this expansion of our revenue producing footprint will serve us well as we navigate our business models through the challenging economy and look to distinguish ourselves from our competitors.

Objective

Our overall objective is twofold: to become the premier multi-channel retailer in the team licensed products industry under our FansEdge brand; and become the leading online syndicator for sports related properties.

Analysis

We review our operations based on both our financial results and various non-financial measures. Management’s focus in reviewing performance begins with growth in sales, margin integrity and operating income. On the expense side, with a majority of our sales being achieved as an on-line retailer of licensed sports products, we spend a disproportionate amount of our operating expenses in internet marketing. Therefore, we continuously monitor the return on investment of these particular expenses. Non-financial measures which management reviews include: unique visitors to our web sites, foot traffic in our stores, sales conversion rates and average sold unit prices.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 6-7% of all retail sales are being conducted on-line and are anticipated to increase.

With the continued growth of our Web Syndication business model, which grew from 31 clients in 2008 to 50 clients in 2009, and revenues from syndication growing from $3,000 in 2008 to over $17,000 in 2009, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs. In fact, the Company was excited to add Seattle PI and media giant NBCSports.com during the first quarter of 2010 to its growing web syndication portfolio.

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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns; the allowance for doubtful accounts; the recoverability of long-lived and intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2009, no impairment has been necessary. However, the Company has taken a write down to Goodwill in the amount of $64 due to the closing of stores previously acquired that had Goodwill associated with the original purchase during the second quarter of 2009. As of March 31, 2010 there have been no circumstances that would yield in impairment.

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

	March 31, 2010	December 31, 2009
Accounts receivable	$2,760	$5,377
Allowance for doubtful accounts	35	35

Accounts receivable, net	$2,725	$5,342

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. Adjustments are made to the reserve based on a number of factors, such as, players changing teams, falling out of favor with the public, incurring an injury, etc. These negative situations may impact valuation. However, dynamics that could increase inventory value, like the death of an athlete, do not result in writing up of inventory values. The Company’s current reserve for inventory obsolescence is $446.

	March 31, 2010	December 31, 2009
Inventory	$27,693	$27,063
Reserves for inventory obsolescence	446	470

Inventory, net	$27,247	$26,593

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2009 in accordance with Topic 350-20-35, resulted in no impairment losses. During the quarter ended June 30, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $64 of goodwill recorded in the original acquisition of this store in November of 2006. As of March 31, 2010, there was no impairment to goodwill.

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

The Company had approximately $395 in orders not yet shipped as of March 31, 2010.

Three Months Ended March 31, 2010 versus the Three Months Ended March 31, 2009

Revenue. Total revenues increased 11.4% to $16,544 for the three months ended March 31, 2010, compared to $14,845 for the three months ended March 31, 2009. This increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned stores due to fewer stores operating in the comparable period and the softness experienced in manufacturing/distribution revenues for sports memorabilia due to the economy.

Manufacturing/Distribution revenues decreased 20.4% to $3,560 for the three months ended March 31, 2010, compared to $4,475 for the three months ended March 31, 2009. Net revenues (after eliminating intercompany sales) decreased 19.3% to $2,843 for the three months ended March 31, 2010, from $3,523 for the three months ended March 31, 2009. The decrease in manufacturing/distribution revenues for the period was attributed to the slow economy and the Company’s participation last year with a national consumer goods retailer. The program resulted in $762 being recorded as revenues for the first quarter of last year.

Retail channel revenues increased 20.3% to $13,523 for the three months ended March 31, 2010, from $11,233 for the three months ended March 31, 2009. The increase was principally driven by considerably higher revenues generated online with organic growth from our www.FansEdge.com site, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Our internet retail division revenues increased 39.2% to $11,000 during the first three months of 2010, versus $7,900 for the three months ended March 31, 2009. The increase is a result of our FansEdge.com and web syndication growth.

•	FansEdge stores - Retail revenues generated through our six FansEdge stores increased 18.8% to $556 for the first three months of 2010, from $468 for the three months ended March 31, 2009.

•

Field of Dreams stores - Retail revenues generated through our company-owned Field of Dreams stores decreased 31.3% to $1,967 for the first three months of 2010, from $2,865 for the three months ended March 31, 2009. We had nine stores operating during the current period, versus sixteen last year.

Costs and expenses. Total cost of sales for the three months ended March 31, 2010, increased 15.7% to $9,054, versus $7,823 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 54.7% for the three months ended March 31, 2010, versus 52.7% for the three months ended March 31, 2009.

Cost of sales of manufacturing/distribution products increased 8.7% to $1,719 for the three months ended March 31, 2010, from $1,580 for the three months ended March 31, 2009. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 60% versus 45% for the three months ended March 31, 2009. During the first quarter of 2009, the Company recorded revenues of $762 associated with a national consumer goods retailer project with higher than historical gross profits. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 68.0% for the three months ended March 31, 2010, compared to 56.7% for the three months ended March 31, 2009.

Cost of sales of retail products increased 17.4% to $7,335 for the three months ended March 31, 2010, from $6,243 for the three months ended March 31, 2009. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 54.2% for the three months ended March 31, 2010, versus 55.7% for the same period last year.

Operating expenses were essentially flat at $8,136 for the three months ended March 31, 2010, compared to $8,037 for the three months ended March 31, 2009. As a percentage of sales, operating expenses were 49.1% for the three months ended March 31, 2010, compared to 54.1% for the three months ended March 31, 2009. The Company is benefiting by numerous corporate savings initiatives enacted last year.

Interest expense, net. Net interest expense was $345 for the three months ended March 31, 2010, versus $175 for the three months ended March 31, 2009. Effective June 30, 2009, the Company’s senior lender increased our interest rate on outstanding loan balances from our credit facility.

Provision for income taxes. The Company recognized an income tax benefit of $576 for the three months ended March 31, 2010, versus $660 for the three months ended March 31, 2009. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of March 31, 2010 and March 31, 2009. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the three months ended March 31, 2010, are the cash flows generated daily from our operating subsidiaries; availability under our $20,000 senior revolving credit facility and available cash.

The balance sheet as of March 31, 2010 reflects working capital of $8,390 versus working capital of $9,903 at December 31, 2009. At March 31, 2010, the Company’s cash was $221, compared to $582 at December 31, 2009. The Company is not negatively impacted by the cash balance of $221 as it has sufficient access to capital under its revolving credit facility with its senior lender. Net accounts receivable at March 31, 2010 were $2,725, compared to $5,342 at December 31, 2009.

Use of Funds

Cash used in operations amounted to $6,723 for the three months ended March 31, 2010, compared to $5,941 cash used in operations during the same period of 2009.

Cash used in investing activities was $372 for the three months ended March 31, 2010, compared to $157 cash used in investing activities for the same period of 2009.

Cash provided by financing activities was $6,734 for the three months ended March 31, 2010, versus $5,967 cash provided by financing activities for the same period in 2009.

Other Activity

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances beginning June 30, 2009, has been increased to prime plus a 3.25% margin, currently 6.5% and the credit facilities were increased to $19,500 on the revolver and $1,500 on the acquisition line. The weighted average interest rate was 6.5% and the average loan balance was $13,200 during the first quarter of 2010. The advance rates for eligible accounts receivable is 80% and 60% for the Company’s eligible inventories. As of March 31, 2010, the Company had $16,100 outstanding on the revolver and $111 outstanding on the acquisition line.

The credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, and a minimum quarterly Tangible Net Worth amount. Both have been met for the quarter ended March 31, 2010.

Below are the (2) two performance financial covenant details with actual results at month and/or quarter and/or year end. (Dollars in whole numbers)

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth (for the four quarter period ending on such date) of not more than the following:

	Covenant	Actual
December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0	2.58

(2)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual
December 31, 2009 and the last day of each fiscal quarter thereafter	10,200,000	10,871,000

Analysis

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With the slow economy, we are managing our capital conservatively and analyzing each of our commitments to identify areas where we can improve the profitability and/or cash flow of our business. To date, we have been successful with restructuring many of our rent commitments, player contracts and vendor pricing. During 2009, we reduced our workforce and implemented management and employee salary reductions to lower our operating expenses. These types of measures continue to be implemented.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of March 31, 2010, we had $16,100 of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of .65 % per annum for the quarter ended March 31, 2010, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $26.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at March 31, 2010, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Executive Officer

May 14, 2010.

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