Form 10-Q
period 2010-06-30
DREAMS INC
filed 2010-08-13
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010 there were 43,853,977 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$508	$582
Accounts receivable, net	2,514	5,342
Inventories	28,581	26,593
Prepaid expenses and deposits	2,399	2,331
Deferred tax asset	1,068	1,068

Total current assets	$35,070	$35,916
Property and equipment, net	$4,484	4,654
Deferred loan costs	154	21
Other intangible assets, net	5,257	5,329
Goodwill, net	8,650	8,650
Deferred tax asset	823	823
Other assets	9	9

Total assets	$54,447	$55,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,292	$9,516
Accrued liabilities	3,078	4,583
Current portion of long-term debt	914	1,116
Borrowings against line of credit	17,728	9,066
Borrowings against bank term note	—	444
Deferred credits	548	1,288

Total current liabilities	$26,560	$26,013
Long-term debt, less current portion	694	913
Capital lease obligation	161	137
Long-term deferred tax liability	1,320	2,681

Total Liabilities	$28,735	$29,744

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 39,175,359 and 37,615,786 shares as of June 30, 2010 and December 31, 2009, respectively	37,729	35,635
Treasury stock 38,400 issued as of June 30, 2010 and December 31, 2009	(46)	(46)
Accumulated deficit	(11,971)	(9,931)

Total stockholders’ equity	25,712	25,658

Total liabilities and stockholders’ equity	$54,447	$55,402

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Manufacturing/Distribution	$4,661	$5,459	$1,819	$1,936
Retail	25,966	21,397	12,455	10,164
Other - Fees	283	181	92	92

Total Revenues	$30, 910	$27,037	$14,366	$12,192
Expenses:
Cost of sales-mfg/distribution	$2,740	$2,513	$1,022	$933
Cost of sales-retail	14,136	11,587	6,801	5,343
Operating expenses	15,777	15,086	7,641	7,049
Depreciation and amortization	900	912	451	453

Total Expenses	$33,553	$30,098	$15,915	$13,778

(Loss) before interest and taxes	(2,643)	(3,061)	(1,549)	(1,586)
Interest expense, net	759	371	414	197

(Loss) before income taxes	(3,402)	(3,432)	(1,963)	(1,783)
Income tax benefit	1,362	1,370	785	710

Net (loss)	$(2,040)	$(2,062)	$(1,178)	$(1,073)

(Loss) per share:
Basic: (Loss) per share	$(0.05)	$(0.05)	$(0.03)	$(0.03)
Weighted average shares outstanding – Basic	37,955,943	37,528,214	38,267,107	37,528,214
Diluted: (Loss) per share	$(0.05)	$(0.05)	$(0.03)	$(0.03)
Weighted average shares outstanding – Diluted	38,901,624	37,528,214	39,178,628	37,528,214

The accompanying notes are an integral part of these condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and June 30, 2009

(Dollars in Thousands)	6 month ended June 30, 2010	6 months ended June 30, 2009

Cash Flows from Operating Activities
Net (Loss)	(2,040)	(2,062)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	828	841
Amortization	72	71
Loan cost amortization	206	32
Net loss from sale of property and equipment	—	188
Write down of goodwill	—	64
Warrants issued for services	40	—
Minority interest in net income of consolidated subsidiary	(2)	4
Stock based compensation	—	38
Deferred tax benefit, net	(1,362)	—
(Increase) decrease in:
Accounts receivable	2,829	1,549
Inventories	(1,988)	2,464
Prepaid expenses and deposits	(69)	(190)
Increase (decrease) in:
Accounts payable	(5,222)	(4,294)
Accrued liabilities	(1,505)	(3,524)
Deferred revenues	(740)	(1,313)

Net cash (used in) operating activities	(8,953)	(6,132)
Cash Flows from Investing Activities
Purchase of property and equipment	(607)	(465)

Net cash (used in) investing activities	(607)	(465)
Cash Flows from Financing Activities
Proceeds from Line of Credit	42,559	17,290
Pay down on Line of Credit	(34,008)	(9,707)
Deferred loan costs	(338)	(34)
Proceeds from stock option exercise	54	—
Proceeds from stock & warrant issuance	2,000	—
Repayment of Capital lease	(26)	(13)
Repayment of Notes payable	(755)	(804)

Net cash provided by financing activities	9,486	6,732
Net (decrease) increase in cash	(74)	135
Cash at beginning of period	582	498

Cash at end of period	$508	$633

Cash paid for interest during the period	419	314

Supplemental Disclosure of Non Cash Financing Activity
Borrowings on Capital Lease	50	11

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

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

Earnings per Share

For the six months ended June 30, 2010, weighted average shares outstanding for basic earnings per share purposes was 37,955,943. For the six months ended June 30, 2010, weighted average shares outstanding for diluted earnings per share purposes was 38,901,624. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

For the six months ended June 30, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,528,214. For the six months ended June 30, 2009, weighted average shares outstanding for diluted earnings per share purposes was 37,528,214. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

For the three months ended June 30, 2010, weighted average shares outstanding for basic earnings per share purposes was 38,267,107. For the three months ended June 30, 2010, weighted average shares outstanding for diluted earnings per share purposes was 39,178,628. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the six months ended June 30, 2010 and June 30, 2009, the Company recorded $0 and $38 of pre-tax share-based compensation expense under Topic 718, recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $0 and $15 in a deferred tax benefit for non-qualified share-based compensation, respectively.

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

As of June 30, 2010, vested options totaled 1,334,640 with an average price of $.54. Unvested options totaled 0. Total outstanding options that were “in the money” at June 30, 2010 were 1,306,307 with an average price per option of $.49. Of those options, the vested “in the money” options totaled 1,306,307 with an average price of $.49 and the “in the money” unvested options totaled 0.

During the six months ended June 30, 2010; there were no options granted, no options expired, no options cancelled, and 131,005 options exercised.

The following table summarizes the stock option activity from January 1, 2010, through June 30, 2010:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2010	1,465,645	$.41 -$2.75	$.57
Granted	0	—	$—
Expired	0	—	$—
Cancelled	0	—	$—
Exercised	131,005	$.41	$.41

June 30, 2010	1,334,640	$.41 -$2.75	$.54

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 6/30/2010

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	1,306,307	1.6	$.49	1,306,307	$.49
$1.20 to $2.75	28,333	1.0	2.67	28,333	2.67

$.41 to $2.75	1,334,640	1.6	$.54	1,334,640	$.54

At June 30, 2010, exercisable options had aggregate intrinsic values of $1,295.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of June 30, 2010, no impairment has been necessary.

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

The Retail Operations segment is multi-channel and comprised of traditional brick and mortar stores, catalogues and Internet sites:

Brick and Mortar

As of June 30, 2010, the Company owned and operated (9) nine Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and (6) six FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

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

All of the Company’s revenue generated during the six and three months ended June 30, 2010 and June 30, 2009, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

3.	Business Segment Information

Segment information for the six and three month periods ended June 30, 2010 and June 30, 2009 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
June 30, 2010
Net sales	$6,208	$25,966	$32,174
Intersegment net sales	(1,547)	—	(1,547)
Operating (loss)	(444)	(689)	(1,133)
Total assets	$18,459	$30,828	$49,287

June 30, 2009
Net sales	$7,556	$21,397	$28,953
Intersegment net sales	(2,097)	—	(2,097)
Operating earnings / (loss)	245	(1,905)	(1,660)
Total assets	$19,240	$29,523	$48,763

Reconciliation to consolidated amounts is as follows:

	Six-Months Ended
	6/30/10	6/30/09
Revenues:
Total revenues for reportable segment	$32,174	$28,953
Other revenues	283	181
Eliminations of intersegment	(1,547)	(2,097)

Total consolidated revenues	$30,910	$27,037

Pre-tax (loss):
Total operating (loss) for reportable segments	$(1,133)	$(1,660)
Other (loss)*	(1,510)	(1,401)
Less: Interest expense	759	371

Total consolidated (loss) before taxes	$(3,402)	$(3,432)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
June 30, 2010
Net sales	$2,648	$12,455	$15,103
Intersegment net sales	(829)	—	(829)
Operating (loss)	(358)	(332)	(690)
Total assets	$18,459	$30,828	$49,287

June 30, 2009
Net sales	$3,081	$10,164	$13,245
Intersegment net sales	(1,145)	—	(1,145)
Operating (loss)	(182)	(697)	(879)
Total assets	$19,240	$29,523	$48,763

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	6/30/10	6/30/09
Revenues:
Total revenues for reportable segment	$15,103	$13,245
Other revenues	92	92
Eliminations of intersegment	(829)	(1,145)

Total consolidated revenues	$14,366	$12,192

Pre-tax (loss):
Total operating (loss) for reportable segments	(690)	(879)
Other (loss)*	(859)	(707)
Less: Interest expense	414	197

Total consolidated (loss) before taxes	$(1,963)	$(1,783)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	June 30, 2010	December 31, 2009
Raw materials	$348	$393
Work in process	56	80
Finished goods, net	28,177	26,120

Total	$28,581	$26,593

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2009 and resulted in no impairment losses. There has been no subsequent event that resulted in evaluation adjustments as of June 30, 2010.

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

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next two years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future. Rent expenses for the six and three months ended June 30, 2010 and June 30, 2009 were $2,342, $2,530 and $1,157, $1,240, respectively.

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

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances beginning June 30, 2009, has been increased to prime plus a 3.25% margin, currently 6.5% and the credit facilities were increased to $19,500 on the revolver and $1,500 on the acquisition line. The weighted average interest rate was 6.5% and the average loan balance was $15,500 during the first six months of 2010. The advance rates for eligible accounts receivable was 80% and 55% for the Company’s eligible inventories. As of June 30, 2010, the Company had $17,728 outstanding on the revolver and $0 outstanding on the acquisition line. As further discussed in note 11. , on July 23, 2010, the Company had $11,200 outstanding on the revolver which was paid off in its entirety with the new $20,000 senior secured credit facility provided by Regions Bank.

The Comerica credit facility required that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, and a minimum quarterly Tangible Net Worth amount. Both covenants have been met for the six and three months ended June 30, 2010.

Below are the (2) two performance financial covenant details with actual results at month and/or quarter and/or year end.

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth of not more than the following:

	Covenant	Actual
December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0	2.4 to 1.0

(2)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual
December 31, 2009 and the last day of each fiscal quarter thereafter	$10,200	$11,634

10.	Equity

In May 2010, the Company issued 1,428,570 shares of common stock and 285,714 warrants for total consideration of $2,000 through a private placement memorandum. The warrants are exercisable within three years of issuance at a strike price of $1.80 per share.

Upon completion of the private placement, the Company issued 50,000 additional warrants exercisable within three years of issuance at a strike price of $1.80 per share to a consultant as consideration for services rendered in connection with the procurement of funding. The warrants were valued at approximately $40. The fair value of the warrants at the grant date was estimated using the Black Sholes model using the following assumptions:

Risk Free Rate	.45%
Dividend yield	0%
Volatility factor	100%
Expected life	1.8 years

11.	Subsequent Events

In preparing the interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements. The following material subsequent events were identified that require recognition or disclosure in these financial statements:

On July 16, 2010, the Company issued 4,615,384 registered shares to an unrelated group of investors at a per share value of $1.30 for total consideration of $6 million.

On July 23, 2010, the Company received a $20 million Senior Secured Credit Facility with Regions Bank of which $11.2 million was used to pay-off the loan balance with the Company’s prior Senior Lender. The revolving note (the “Note”) has a maturity date of July 23, 2013. Interest shall accrue on all outstanding amounts under the Note at the rate of LIBOR plus 3.0% per annum, and is due and payable monthly in arrears. The default rate of interest is the applicable rate plus 2% per annum. An unused line fee in the amount of 0.375% per annum is payable monthly in arrears based on the average daily unused portion of the facility. All outstanding principal, and any remaining outstanding interest, shall be paid in one lump sum on the maturity date.

The amount outstanding from time to time under the Note may not exceed the sum of: (i) 80% of the eligible accounts receivable; plus (ii) between January 1 and March 31, the lesser of 50% of eligible inventory and 85% of the net orderly liquidation value of eligible inventory; and between April 1 and May 31, the lesser of 55% of eligible inventory and 92.5% of the net orderly liquidation value of eligible inventory; and between June 1 and August 31, the lesser of 60% of eligible inventory and 100% of the net orderly liquidation value of eligible inventory; and between September 1 and December 31, the lesser of 60% of eligible inventory and 85% of the net orderly liquidation value of eligible inventory; minus (iii) certain reserves as may be required by Regions Bank from time to time.

The Debtors have granted Regions Bank a security interest in all of Debtors’ assets and a pledge of Debtors equity in all of the Company’s subsidiaries to secure Debtors payment when due of all of Debtors existing and future indebtedness to Regions Bank. The loan documents contain standard affirmative and negative loan covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; expansion of the franchise chain; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital including the continuing availability of our credit facility with Regions Bank or a similar facility with another financial institution; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

We generate revenues principally from:

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our athlete and web syndication sites; (reported in retail segment)

•	Our six (6) company-owned FansEdge stores; (reported in retail segment)

•	Our nine (9) company-owned Field of Dreams stores; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the five (5) Field of Dreams franchise stores presently operating*; (reported in fees) and

•	Our representation and corporate marketing of individual athletes* (reported in fees).

*	revenue not material to the overall consolidated results.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $60,000 in

2009, placing it at number 363 in 2005, number 289 in 2006, number 216 in 2007, number 217 in 2008, and number 198 in 2009 of the largest Internet retailers in the nation. For the six and three months ended June 30, 2010, our on-line sales grew 37.3% to $20,266 from $14,760 and 39.0% to $9,250 from $6,650, respectively, as compared to the same period in 2009. This remains the fastest growing area of the Company and will remain its primary focus.

The Company has drawn on a complete spectrum of competencies it has developed to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, AOL Sports, Majestic Athletic, NBC Sports and the Philadelphia Eagles, to name a few. Commencing in June 2008 and continuing throughout the fall of 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the six (6) FansEdge stores.

During the first six months ended June 30, 2010, the Company closed three (3) under-performing Field of Dreams stores as their lease terms came due and we chose not to renew. We will continue to monitor the results of the existing stores to ensure that they are providing us with the desired results. The Company does anticipate additional Field of Dreams store closings in the future.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In fact, for 2009 and continuing through the first six months of 2010, we saw an average of 18% contribution to the individual store sales from the Kiosks. In addition, we are experiencing higher conversion rates on-line in the Chicago market for our FansEdge.com site due to the brand recognition provided by the physical stores presence throughout the Chicago land area. The Company will seek joint venture deals with national retailers who are seeking to add a broader range of merchandising options to their customers by placing our kiosks within their store footprint. In October 2009, we installed our kiosks in six (6) Philadelphia Eagles team stores in the greater Philadelphia market.

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

With the continued growth of our Web Syndication business model, which grew from 50 clients in 2009, to 65 currently and revenues from syndication growing from $3,000 in 2008 to over $17,000 in 2009 and 2010 projected to be considerably higher, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2009, no impairment has been necessary. However, the Company has taken a write down to Goodwill in the amount of $64 due to the closing of stores previously acquired that had Goodwill associated with the original purchase during the second quarter of 2009. As of June 30, 2010 there have been no circumstances that would yield impairment.

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

	June 30, 2010	December 31, 2009
Accounts receivable	$2,549	$5,377
Allowance for doubtful accounts	35	35

Accounts receivable, net	$2,514	$5,342

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

	June 30, 2010	December 31, 2009
Inventory	$29,027	$27,063
Reserves for inventory obsolescence	446	470

Inventory, net	$28,581	$26,593

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2009 in accordance with Topic 350-20-35, resulted in no impairment losses. As of June 30, 2010, there was no impairment to goodwill.

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

The Company had approximately $347 in orders not yet shipped as of June 30, 2010.

Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009

Revenue. Total revenues increased 14.3% to $30,910 for the six months ended June 30, 2010, compared to $27,037 for the six months ended June 30, 2009. This increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned Field of Dreams stores due to fewer stores operating in the comparable period and the softness experienced in manufacturing/distribution revenues for sports memorabilia due to the economy.

Manufacturing/Distribution revenues decreased 18.3% to $6,207 for the six months ended June 30, 2010, compared to $7,600 for the six months ended June 30, 2009. Net revenues (after eliminating intercompany sales) decreased 14.6% to $4,661 for the six months ended June 30, 2010, from $5,459 for the six months ended June 30, 2009. The decrease in manufacturing/distribution revenues for the period was attributed to the slow economy and the Company’s participation last year with a national consumer goods retailer. The program resulted in $762 being recorded as revenues for the first quarter of last year.

Retail channel revenues increased 21.3% to $25,966 for the six months ended June 30, 2010, from $21,397 for the six months ended June 30, 2009. The increase was principally driven by higher revenues generated online with a significant increase in sales activity at our FansEdge stores, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Our internet retail division revenues increased 37.3% to $20,266 during the first six months of 2010, versus $14,760 for the six months ended June 30, 2009. The increase is a result of our FansEdge.com and web syndication growth.

•

FansEdge stores - Retail revenues generated through our six FansEdge stores increased 61.0% to $2,016 for the first six months of 2010, from $1,252 for the six months ended June 30, 2009. The stores experienced higher sales activity due to the Chicago Blackhawks Stanley Cup victory this year.

•

Field of Dreams stores - Retail revenues generated through our company-owned Field of Dreams stores decreased 31.7% to $3,684 for the first six months of 2010, from $5,401 for the six months ended June 30, 2009. We had nine stores operating during the current period, versus thirteen last year. These stores continue to be impacted by the slow economy.

Costs and expenses. Total cost of sales for the six months ended June 30, 2010, increased 19.6% to $16,876, versus $14,100 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 54.5% for the six months ended June 30, 2010, versus 52.1% for the same period last year.

Cost of sales of manufacturing/distribution products increased 9.0% to $2,740 for the six months ended June 30, 2010, from $2,513 for the six months ended June 30, 2009. As a percentage of manufacturing/distribution revenues, cost of sales was 58.7% versus 46.0% for the six months ended June 30, 2009. During the first quarter of 2009, the Company recorded revenues of $762 associated with a national consumer goods retailer project with higher than historical gross profits. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 69.0% for the six months ended June 30, 2010, compared to 61.0% for the six months ended June 30, 2009.

Cost of sales of retail products increased 21.9% to $14,136 for the six months ended June 30, 2010, from $11,587 for the six months ended June 30, 2009. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 54.4% for the six months ended June 30, 2010, versus 54.1% for the same period last year.

Operating expenses increased 4.5% to $15,777 for the six months ended June 30, 2010, versus $15,086 for the same period last year. The slight increase in operating expenses was related to an overall increase in sales. The Company incurred approximately $205 in one-time expenses in the current quarter related to its $2,000 private placement, the preparation and filing of its S-3 registration statement, a proposed acquisition and it’s refinancing of its senior lender. As a percentage of sales, operating expenses were 51.0% for the six months ended June 30, 2010, compared to 55.7% for the six months ended June 30, 2009. The Company is benefiting by numerous corporate savings initiatives enacted last year.

Interest expense, net. Net interest expense was $759 for the six months ended June 30, 2010, versus $371 for the six months ended June 30, 2009. Effective June 30, 2009, the Company’s senior lender increased our interest rate on outstanding loan balances from our credit facility. This was the impetus for the Company to seek a new credit facility at more competitive rates.

Provision for income taxes. The Company recognized an income tax benefit of $1,362 for the six months ended June 30, 2010, versus $1,370 for the six months ended June 30, 2009. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2010 and June 30, 2009. The effective tax rate for both periods was approximately 40.0%.

Three Months Ended June 30, 2010 versus the Three Months Ended June 30, 2009

Revenue. Total revenues increased 17.8% to $14,366 for the three months ended June 30, 2010, compared to $12,192 for the three months ended June 30, 2009. This increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned stores due to fewer stores operating in the comparable period and the softness experienced in manufacturing/distribution revenues for sports memorabilia due to the economy.

Manufacturing/Distribution revenues decreased 14.6% to $2,647 for the three months ended June 30, 2010, compared to $3,100 for the three months ended June 30, 2009. Net revenues (after eliminating intercompany sales) decreased 6.0% to $1,819 for the three months ended June 30, 2010, from $1,936 for the three months ended June 30, 2009. The decrease in manufacturing/distribution revenues for the period was attributed to the slow economy.

Retail channel revenues increased 22.5% to $12,455 for the three months ended June 30, 2010, from $10,164 for the three months ended June 30, 2009. The increase was principally driven by higher revenues generated online with a significant increase in sales activity at our FansEdge stores, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Our internet retail division revenues increased 39.0% to $9,250 during the three months ended June 30, 2010, versus $6,650 for the three months ended June 30, 2009. The increase is a result of our FansEdge.com and web syndication growth.

•

FansEdge stores - Retail revenues generated through our six FansEdge stores increased 86.2% to $1,460 for the three months ended June 30, 2010, from $784 for the three months ended June 30, 2009. The stores experienced higher sales activity due to the Chicago Blackhawks Stanley Cup victory this year.

•

Field of Dreams stores - Retail revenues generated through our company-owned Field of Dreams stores decreased 36.0% to $1,745 for the three months ended June 30, 2010, from $2,730 for same period last year. We had nine stores operating during the current period, versus thirteen last year. These stores continue to be impacted by the slow economy.

Costs and expenses. Total cost of sales for the three months ended June 30, 2010, increased 24.6% to $7,823, versus $6,276 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 54.4% for the three months ended June 30, 2010, versus 51.4% for the three months ended June 30, 2009.

Cost of sales of manufacturing/distribution products increased 9.5% to $1,022 for the three months ended June 30, 2010, from $933 for the three months ended June 30, 2009. As a percentage of manufacturing/distribution revenues, cost of sales was 56.2% versus 48.1% for the three months ended June 30, 2009. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 69.9% for the three months ended June 30, 2010, compared to 67.4% for the three months ended June 30, 2009.

Cost of sales of retail products increased 27.2% to $6,801 for the three months ended June 30, 2010, from $5,343 for the three months ended June 30, 2009. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 54.6% for the three months ended June 30, 2010, versus 52.5% for the same period last year.

Operating expenses increased 8.3% to $7,641 for the three months ended June 30, 2010, compared to $7,049 for the three months ended June 30, 2009. The slight increase in operating expenses was related to an increase in overall sales. The Company incurred approximately $205 in one time expenses in the current quarter related to its $2,000 private placement, the preparation and filing of its S-3 registration statement, a proposed acquisition and it’s refinancing of its senior lender. As a percentage of sales, operating expenses were 53.2% for the three months ended June 30, 2010, compared to 57.8% for the three months ended June 30, 2009.

Interest expense, net. Net interest expense was $414 for the three months ended June 30, 2010, versus $197 for the three months ended June 30, 2009. Effective June 30, 2009, the Company’s senior lender increased our interest rate on outstanding loan balances from our credit facility.

Provision for income taxes. The Company recognized an income tax benefit of $785 for the three months ended June 30, 2010, versus $710 for the three months ended June 30, 2009. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2010 and June 30, 2009. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the six months ended June 30, 2010, was the cash flows generated daily from our operating subsidiaries; availability under our $20,000 senior revolving credit facility and available cash.

The balance sheet as of June 30, 2010 reflects working capital of $8,510 versus working capital of $9,903 at December 31, 2009. At June 30, 2010, the Company’s cash was $508, compared to $582 at December 31, 2009. The Company is not negatively impacted by the cash balance of $508 as it has sufficient access to capital under its revolving credit facility with its senior lender. Net accounts receivable at June 30, 2010 were $2,514, compared to $5,342 at December 31, 2009.

Use of Funds

Cash used in operations amounted to $8,953 for the six months ended June 30, 2010, compared to $6,132 cash used in operations during the same period of 2009. The increase in cash used in operations was mainly attributable to the Company increasing its inventory levels to support our growth.

Cash used in investing activities was $607 for the six months ended June 30, 2010, compared to $465 cash used in investing activities for the same period of 2009. The slight increase was attributable to additional asset acquisitions.

Cash provided by financing activities was $9,489 for the six months ended June 30, 2010, versus $6,732 cash provided by financing activities for the same period in 2009. In May, the Company completed a $2,000 private equity placement with three accredited investors.

Other Activity

On June 6, 2007, the Company entered into a three-year loan and security agreement with Comerica Bank. Comerica provided the Company with $18,000 in credit facilities; consisting of a $15,000 revolver and a $3,000 “acquisition line” to fund the cash portion of future strategic acquisitions. The loan remains secured by all of the assets of the Company and its divisions. The interest rate on outstanding loan balances beginning June 30, 2009, has been increased to prime plus a 3.25% margin, currently 6.5% and the credit facilities were increased to $19,500 on the revolver and $1,500 on the acquisition line. The weighted average interest rate was 6.5% and the average loan balance was $15,500 during the first six months of 2010. The advance rates for eligible accounts receivable is 80% and 55% for the Company’s eligible inventories. As of June 30, 2010, the Company had $17,728 outstanding on the revolver and $0 outstanding on the acquisition line. On July 23, 2010, the Company had $11,200 outstanding on the revolver which was paid off in its entirety with the new $20,000 senior secured credit facility provided by Regions Bank.

The Comerica credit facility required that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These modified financial covenants consist of a maximum quarterly Debt to Tangible Net Worth ratio, and a minimum quarterly Tangible Net Worth amount. Both have been met for the six months ended June 30, 2010.

Below are the (2) two performance financial covenant details with actual results at month and/or quarter and/or year end.

(1)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009; a ratio of Debt to Tangible Net Worth of not more than the following:

	Covenant	Actual
December 31, 2009 and the last day of each fiscal quarter thereafter	2.8 to 1.0	2.4 to 1.0

(2)	Maintain, as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2009, Tangible Net Worth of not less than the following:

	Covenant	Actual
December 31, 2009 and the last day of each fiscal quarter thereafter	$10,200	$11,634

On May 18, 2010, the Company entered into a Securities Purchase Agreement with three accredited investors, pursuant to which the Company raised $2,000 through the issuance of 1,428,570 shares of the Company’s common stock and warrants to purchase 285,714 shares of the Company’s common stock at an exercise price of $1.80 per share. The offering was exempt from registration pursuant to exemption under section 4(2) of the Securities Act of 1933.

On July 16, 2010, the Company entered into a Subscription Agreement with a group led by William Blair & Company, LLC whereby the Company agreed to sell and issue to the investors a total of 4,615,384 shares of the Company’s common stock for $6,000. The shares had been registered on a Form S-3 filed by the Company with the Securities and Exchange Commission.

On July 23, 2010, the Company entered into a 3-year loan and security agreement with Regions Bank who provided the Company with a $20,000 Senior Secured Credit Facility, of which $11,200 was used at closing to pay-off its previous loan balances with Comerica Bank. The interest rate on the loan balance is the 30-day libor rate plus a 3.00% margin.

Analysis

We are continuing to review our operational expenses and examining ways to reduce costs on a going-forward basis. With the slow economy, we are managing our capital conservatively and analyzing each of our commitments to identify areas where we can improve the profitability and/or cash flow of our business.

In addition, in order to properly fund our growth and leverage each of the opportunities that the Company is delivering to its environment, it was determined that a strengthening of the balance sheet through a $2,000 private placement and subsequently, a $6,000 sale of newly issued common shares was prudent. The Company was also successful in re-financing its senior debt in July, that will significantly reduce its cost of capital, thus, providing the Company with meaningful interest expense savings.

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

Interest Rate Risk. We have interest rate risk, in that borrowings under our credit facility with Comerica Bank are based on variable market interest rates. As of June 30, 2010, we had $17,728 of variable rate debt outstanding under our current credit facility with Comerica Bank. A hypothetically 10% increase in our credit facility’s weighted average interest rate of .65 % per annum for the quarter ended June 30, 2010, would correspondingly decrease our pre-tax earnings and our operating cash flows by approximately $26.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at June 30, 2010, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 18, 2010, Dreams, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “SPA’s”) with each of five accredited investors (the “Investors”), pursuant to which the Company has raised $2,000,000 through the issuance of 1,428,570 shares of the Company’s common stock (the “Shares”) and warrants to purchase 285,714 shares of the Company’s common stock at an exercise price of $1.80 per share (the “Warrants”). The Warrants, which have a three year term, contain a cashless exercise provision and standard anti-dilution provisions. The SPA’s contain limited price protection for a one year period with respect only to the Shares then held by the Investors, subject to carve outs for certain exempt issuances, and require the Company to file a registration statement covering the Shares within 90 days of the closing date. The Company met this requirement in July 2010.

The Company’s placement agent, Henley & Company LLC received a commission in the amount of $50,000 and a warrant to purchase 50,000 shares of the Company’s common stock on the same terms as the Warrants issued to the Investors.

The transactions set forth in the SPA’s closed on May 26, 2010, upon receipt of the approval of the NYSE Amex Equities Exchange for the listing of the Shares and the shares of common stock underlying the Warrants.

The securities were issued to the Investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Investors received current information relating to the Company and had the ability to ask questions about the Company. The certificates representing the Shares and the Warrant agreements contain appropriate restrictive legends.

The Company used the net offering proceeds of approximately $1,900,000, to pay down its line of credit facility with its senior lender, which said credit facility is used for normal working capital needs.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.

10.1	Regions Bank Loan and Security Agreement

10.2	Regions Bank Revolving Note

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Executive Officer

August 13, 2010.

Exhibit Index

Exhibit No.	Description

10.1	Regions Bank Loan and Security Agreement

10.2	Regions Bank Revolving Note

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)