Form 10-Q
period 2010-09-30
DREAMS INC
filed 2010-11-15
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010 there were 43,980,175 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
(Dollars in Thousands, except share amounts)	(unaudited)
ASSETS
Current assets:
Cash	412	$582
Accounts receivable, net	3,743	5,342
Inventories	35,536	26,593
Prepaid expenses and deposits	2,902	2,331
Deferred tax asset	1,068	1,068

Total current assets	$43,661	$35,916
Property and equipment, net	5,013	4,654
Deferred loan costs	249	21
Other intangible assets, net	5,220	5,329
Goodwill, net	8,650	8,650
Deferred tax asset	823	823
Other assets	9	9

Total assets	$63,625	$55,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,834	$9,516
Accrued liabilities	4,976	4,583
Current portion of long-term debt	269	1,116
Borrowings against line of credit	16,521	9,066
Borrowings against bank term note	—	444
Deferred credits	645	1,288

Total current liabilities	$30,245	$26,013
Long-term debt, less current portion	1,294	913
Capital lease obligation	189	137
Long-term deferred tax liability	859	2,681

Total Liabilities	$32,587	$29,744

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 43,972,928 and 37,615,786 shares as of September 30, 2010 and December 31, 2009, respectively	43,758	35,635
Treasury stock 38,400 issued as of September 30, 2010 and December 31, 2009	(46)	(46)
Accumulated deficit	(12,677)	(9,931)

Total stockholders’ equity of Dreams Inc and Subsidiaries	31,035	25,658
Non-controlling Interest	3	—

Total stockholders’ equity	31,038	25,658

Total liabilities and stockholders’ equity	$63,625	$55,402

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Manufacturing/Distribution	$7,462	$8,042	$2,794	$2,583
Retail	42,831	33,979	16,844	12,582
Other - Fees	407	242	153	61

Total Revenues	$50,700	$42,263	$19,791	$15,226
Expenses:
Cost of sales-mfg/distribution	$4,383	$3,909	$1,635	$1,396
Cost of sales-retail	22,840	18,263	8,711	6,676
Operating expenses	25,689	22,668	9,913	7,583
Depreciation and amortization	1,356	1,363	456	451

Total Expenses	$54,268	$46,203	$20,715	$16,106

(Loss) before interest and taxes	(3,568)	(3,940)	(924)	(880)
Interest expense, net	984	785	225	413

(Loss) before income taxes	(4,552)	(4,725)	(1,149)	(1,293)
Income tax benefit	1,792	1,877	430	507

Net (loss)	(2,760)	(2,848)	(719)	(786)
Net income /(loss) attributable to non controlling interest	17	—	17	—

Net income /(loss) attributable to Dreams Inc	$(2,743)	$(2,848)	$(702)	$(786)

(Loss) per share:
Basic: (Loss) per share	$(0.07)	$(0.07)	$(0.02)	$(0.02)
Weighted average shares outstanding – Basic	39,604,650	37,530,471	42,848,303	37,534,911
Diluted: (Loss) per share	$(0.07)	$(0.07)	$(0.02)	$(0.02)
Weighted average shares outstanding – Diluted	40,513,216	37,530,471	43,683,982	37,775,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and September 30, 2009

	2010	2009
Cash Flows from Operating Activities
Net (Loss) attributable to Dreams Inc	$(2,743)	$(2,848)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss attributable to non-controlling interest	(17)	—
Depreciation	1,247	1,256
Amortization	106	107
Loan cost amortization	246	81
Net loss from sale of property and equipment	—	188
Write down of goodwill	—	64
Warrants Issued for Services	40	—
Minority interest in net income of consolidated subsidiary	(2)	4
Stock based compensation	—	149
Deferred tax benefit, net	(1,821)	(1,885)
(Increase) decrease in:
Accounts receivable	1,600	1,288
Inventories	(8,916)	835
Prepaid expenses and deposits	(572)	(272)
Increase (decrease) in:
Accounts payable	(1,680)	(2,891)
Accrued liabilities	393	(882)
Deferred revenues	(644)	(1,432)

Net cash (used in) operating activities	$(12,763)	$(6,238)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,525)	(744)

Net cash (used in) investing activities	$(1,525)	$(744)
Cash Flows from Financing Activities
Proceeds from Line of Credit-Regions	32,851	32,227
Paydown on Line of Credit-Regions	(18,732)	(24,558)
Proceeds from Line of Credit-Comerica	48,029	(89)
Paydown on Line of Credit-Comerica	(54,799)	11
Deferred loan costs	(473)	—
Proceeds from stock option exercise	84	—
Proceeds from private placement	8,000	—
Repayment of Capital lease	(42)	(20)
Repayment of Notes payable	(800)	(903)

Net cash provided by financing activities	$14,118	$6,668
Net (decrease) increase in cash	(170)	(314)
Cash at beginning of period	582	498

Cash at end of period	$412	$184

Cash paid for interest during the period	601	729

Supplemental disclosure of Non-cash financing Activity

Borrowings on Capital Lease	93	91
Inventory acquired through purchase of Comet acquisition	27	—

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

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

Earnings per Share

For the nine months ended September 30, 2010, weighted average shares outstanding for basic earnings per share purposes was 39,604,650. For the nine months ended September 30, 2010, weighted average shares outstanding for diluted earnings per share purposes was 40,513,216. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

For the nine months ended September 30, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,530,417. For the nine months ended September 30, 2009, weighted average shares outstanding for diluted earnings per share purposes was 37,530,417. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

For the three months ended September 30, 2010, weighted average shares outstanding for basic earnings per share purposes was 42,848,303. For the three months ended September 30, 2010, weighted average shares outstanding for diluted earnings per share purposes was 43,683,982. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

For the three months ended September 30, 2009, weighted average shares outstanding for basic earnings per share purposes was 37,534,911. For the three months ended September30, 2009, weighted average shares outstanding for the diluted earnings per share purposes was 37,775,895. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the nine months ended September, 2010 and September 30, 2009, the Company recorded $.2 and $149 of pre-tax share-based compensation expense under Topic 718, recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $.1 and $60 in a deferred tax benefit for non-qualified share-based compensation, respectively.

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

As of September 30, 2010, vested options totaled 1,212,466 with an average price of $.53. Unvested options totaled 0. Total outstanding options that were “in the money” at September 30, 2010 were 1,184,133 with an average price per option of $.48. All outstanding options that are “in the money”, are vested.

During the nine months ended September 30, 2010; there were 0 options granted, 50,000 options expired, 0 options cancelled, and 203,179 options exercised.

The following table summarizes the stock option activity from January 1, 2010, through September 30, 2010:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2010	1,465,645	$.41-2.75	$.57
Granted	0	—	$—
Expired	50,000	$1.05	$1.05
Cancelled	0	—	$—
Exercised	203,179	$.41	$.41

September 30, 2010	1,212,466	$.41-2.75	$.53

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 9/30/2010

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	1,184,133	1.4	.48	1,184,133	.48
$1.20 to $2.75	28,333	.7	2.67	28,333	2.67

$.41 to $2.75	1,212,466	1.4	.53	1,212,466	.53

At September 30, 2010, exercisable options had aggregate intrinsic values of $1,730

Warrants

In May 2010, the Company issued 285,714 warrants as part of a private common stock placement. The warrants are exercisable within 3 years of issuance at a strike price of $1.80 per share. Upon completion of the private placement the Company issued 50,000 additional warrants exercisable within three years of issuance at a strike price of $1.80 per share to a consultant for services rendered in connection with the procurement of funding. The warrants were valued at approximately $40. The fair value of the warrants at the grant date was estimated using the Black Scholes models with the following assumptions made:

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of September 30, 2010, no impairment has been necessary.

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

The Retail Operations segment is multi-channel and features numerous Internet sites, catalogues, and some traditional brick and mortar stores:

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of athlete and syndicated web sites including, but not limited to: www.aol.com, www.jcp.com, and www.philadelphiaeagles.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

Catalogues

The Company publishes and distributes a FansEdge catalogue, a Baseball Hall of Fame catalogue and a Philadelphia Eagles catalogue two times per year.

Brick and Mortar

As of September 30, 2010, the Company owned and operated (9) nine Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and (7) seven FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

All of the Company’s revenue generated during the nine and three months ended September 30, 2010 and September 30, 2009, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

3.	Business Segment Information

Segment information for the nine and three month periods ended September 30, 2010 and September 30, 2009 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2010
Net sales	$9,692	$42,831	$52,523
Intersegment net sales	(2,230)	—	(2,230)
Operating (loss)	(740)	(280)	(1,020)
Total assets	$18,959	$39,089	$58,048

September 30, 2009
Net sales	$10,864	$33,979	$44,843
Intersegment net sales	(2,822)	—	(2,822)
Operating (loss)	(29)	(1,756)	(1,785)
Total assets	$19,382	$31,806	$51,188

Reconciliation to consolidated amounts is as follows:

	Nine-Months Ended
	9/30/10	9/30/09
Revenues:
Total revenues for reportable segment	$52,523	$44,843
Other revenues	407	242
Eliminations of intersegment	(2,230)	(2,822)

Total consolidated revenues	$50,700	$42,263

Pre-tax (loss):
Total operating (loss) for reportable segments	$(1,020)	$(1,785)
Other (loss)*	(2,548)	(2,155)
Less: Interest expense	984	785

Total consolidated (loss) before taxes	$(4,552)	$(4,725)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2010
Net sales	$3,484	$16,844	$20,328
Intersegment net sales	(690)	—	(690)
Operating (loss) / income	(296)	409	113
Total assets	$18,959	$39,089	$58,048

September 30, 2009
Net sales	$3,307	$12,582	$15,889
Intersegment net sales	(724)	—	(724)
Operating (loss) / earnings	(239)	135	(104)
Total assets	$19,382	$31,806	$51,188

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	9/30/10	9/30/09
Revenues:
Total revenues for reportable segment	$20,328	$15,889
Other revenues	153	61
Eliminations of intersegment	(690)	(724)

Total consolidated revenues	$19,791	$15,226

Pre-tax (loss):
Total operating income / (loss) for reportable segments	113	(104)
Other (loss)*	(1,037)	(776)
Less: Interest expense	225	413

Total consolidated (loss) before taxes	$(1,149)	$(1,293)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	September 30 2010	December 31, 2009
Raw materials	$373	$393
Work in process	78	80
Finished goods, net	35,085	26,120

Total	$35,536	$26,593

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2009 and resulted in no impairment losses. There has been no subsequent event that resulted in evaluation adjustments as of September 30, 2010.

6.	Acquisition of Business

On September 2, 2010 the Company entered into an agreement with The Comet Clothing Company, LLC to become a 51% member. The Company did not pay any proceeds for their equity interest. The Company includes Comet as part of its financial statements as a result of the Company’s majority ownership and its control over the activities of Comet that most significantly impact its economic performance.

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

Effective September 1, 2010, the Company entered into a management agreement with Collegiate Marketing Services, Inc. (“CMS”). CMS appointed the Company as the manager of its operations until such time that a definitive asset purchase agreement takes place. Said agreement requires approval by its Board of Director’s and it’s Senior Lender. The principal assets of CMS’s operations are a retail contract with the University of Texas and a retail store operating in Norman, OK.

7.	Commitments and Contingencies

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next two years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

The Company leases its corporate offices, manufacturing, warehouse and distribution facilities along with its company-owned stores under operating leases with varying terms and lengths. Rent expense under these leases for the nine months ended September 30, 2010 and 2009 were $3,574 and $3,726, respectively.

The Company leases certain computer and warehouse equipment under capital leases. The leases collectively require monthly payments of $8 and expire through 2013. Interest rates on capital leases range from 5% to 12%.

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

On July 23, 2010, the Company successfully re-financed its senior debt with Comerica Bank as a result of a newly issued $20,000 senior secured credit facility provided by Regions Bank. At closing, $11,200 from the new line of credit was used to pay-off the outstanding balance with Comerica Bank. The interest rates on outstanding loan balances were reduced from 6.5% from the previous lender, to libor plus a 3.00 margin, or 3.34% for the new line of credit. The new 3-year loan and security agreement is secured by all of the assets of the Company and its divisions. The Regions credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These financial covenants consist of a Fixed Charge Coverage Ratio and a Funded Debt to EBITDA Ratio.

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended September 30, 2010, the required ratio is 1.2 to 1.0. The actual ratio was 1.2 .

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more , and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended September 30, 2010, the required ratio needs to be less than 5.25 to 1.00. The actual ratio was 3.75.

10.	Equity

On July 16, 2010, the Company issued 4,615,384 shares of common stock to an unrelated group of investors at a per share value of $1.30 for total consideration of $6 million.

As a result of the above transaction, the Company was required to issue additional shares under a price protection provision to the (3) three shareholders who participated in a private placement transaction in May of 2010. The total amount of new shares issued was 109,891.

Approximately 200,000 shares of common stock were issued in connection with stock options exercised during the nine months ended September 30, 2010.

11.	Non-controlling Interest

Non-controlling interest represents the portion of equity that we do not own in the entity that we consolidate. We account for and report our non-controlling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC 810. The Company has a 51% equity interest in The Comet Clothing Company, LLC, hence a 49% non -controlling interest. The Company has a controlling interest because of its management of The Comet Clothing Company, LLC.

12.	Subsequent Events

In preparing the interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements. There were no material subsequent events that were identified that required recognition or disclosure in these financial statements.

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

We generate revenues principally from:

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our athlete and web syndication sites; (reported in retail segment)

•	Our seven (7) company-owned FansEdge stores; (reported in retail segment)

•	Our nine (9) company-owned Field of Dreams stores; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the five (5) Field of Dreams franchise stores presently operating*; (reported in fees) and

•	Our representation and corporate marketing of individual athletes* (reported in fees).

*	Revenues not material to the overall consolidated results.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $60,000 in 2009, placing it at number 363 in 2005, number 289 in 2006, number 216 in 2007, number 217 in 2008, and number 198 in 2009 of the largest Internet retailers in the nation. For the nine and three months ended September 30, 2010, our on-line sales grew 38.5% to $33,736 and 40.5% to $13,469, respectively, as compared to the same period in 2009. This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company. In fact, an ever growing percentage of our overall revenues are being generated online. We are a technology company, operating in the sports licensed products industry, driving a majority of our revenues via the eCommerce channel.

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

With the continued growth of our Web Syndication business model, which grew from 50 clients in 2009, to 70 currently; and revenues from syndication growing from $3,000 in 2008 to over $17,000 in 2009 and 2010 projected to be considerably higher, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs.

Commencing in June 2008, we opened six (6) FansEdge stores in the greater Chicago, IL area. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are able to deliver this fully-branded multi-channel solution to other parties that seek a comprehensive retail strategy as well.

Our proprietary e-commerce platform has also enabled us to fuel a state-of-the-art in-store interactive Kiosk for ordering products. These Kiosks are in each of the new FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In fact, for 2009 and continuing through the first nine months of 2010, we saw an average of 18% contribution to the individual store sales from the Kiosks. The Company will seek joint venture deals with national retailers who are seeking to add a broader range of merchandising options to their customers by placing our kiosks within their store footprint or integrating our technology feed into their own hardware.

We believe this expansion of our revenue producing footprint will serve us well as we distinguish ourselves from our competitors.

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

During the nine months ended September 30, 2010, the Company closed three (3) under-performing Field of Dreams stores as their lease terms came due and we chose not to renew. We will continue to monitor the results of the existing stores to ensure that they are providing us with the desired results. Although, the Company is targeting additional Field of Dreams store closings in the future.

We believe that we are well positioned to capture increased activity of on-line retail purchases with our ever growing web syndication portfolio. Industry experts and analysts state that currently, only 7-8% of all retail sales are being conducted on-line and are anticipated to increase.

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

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, our plethora of sports leagues and celebrity licenses, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share and become a consolidator in the highly fragmented licensed sports products industry, especially on-line.

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

In a on-going basis, the Company reviews its outstanding customer receivables for collectability. Adjustments to the allowance account are made according to current knowledge. Additionally, management reviews the composition of its inventory no less than annually. Reserves are adjusted accordingly. On a quarterly basis, the Company also evaluates its ability to realize its deferred tax assets and whether or not a valuation allowance is necessary.

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2009, no impairment has been necessary. As of September 30, 2010 there have been no circumstances that would yield impairment.

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

	Sept 30, 2010	December 31, 2009
Accounts receivable	$3,777	$5,377
Allowance for doubtful accounts	34	35

Accounts receivable, net	$3,743	$5,342

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

	Sept 30, 2010	December 31, 2009
Inventory	$35,982	$27,063
Reserves for inventory obsolescence	446	470

Inventory, net	$35,536	$26,593

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2009 in accordance with Topic 350-20-35, resulted in no impairment losses. As of September 30, 2010, there was no impairment to goodwill.

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

The Company had approximately $526 in orders not yet shipped as of September 30, 2010.

Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009

Revenue. Total revenues increased 20.0% to $50,700 for the nine months ended September 30, 2010, compared to $42,263 for the nine months ended September 30, 2009. This increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned Field of Dreams stores due to fewer stores operating in the comparable period.

Manufacturing/Distribution revenues decreased 10.7% to $9,692 for the nine months ended September 30, 2010, compared to $10,864 for the nine months ended September 30, 2009. Net revenues (after eliminating intercompany sales) decreased 7.2% to $7,462 for the nine months ended September 30, 2010, from $8,042 for the nine months ended September 30, 2009. The decrease in manufacturing/distribution revenues for the period was attributed to the Company’s participation last year with a national consumer goods retailer. The program resulted in $762 being recorded as revenues for the first quarter of last year.

Retail channel revenues increased 26.0% to $42,831 for the nine months ended September 30, 2010, from $33,979 for the nine months ended September 30, 2009. The increase was principally driven by higher revenues generated online with an increase in sales activity at our FansEdge stores, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Our internet retail division revenues increased 38.5% to $33,736 during the first nine months of 2010, versus $24,358 for the nine months ended September 30, 2009. The increase is a result of our FansEdge.com and web syndication growth.

•

FansEdge stores - Retail revenues generated through our six (6) FansEdge stores increased 35.1% to $3,184 for the first nine months of 2010, from $2,356 for the first nine months ended September 30, 2009. The stores experienced higher sales activity due to the Chicago Blackhawks Stanley Cup victory this year. Also, there was an additional FansEdge store operating for 30-days during the period.

•

Field of Dreams stores - Retail revenues generated through our company-owned Field of Dreams stores decreased 22.2% to $5,647 for the first nine months of 2010, from $7,265 for the first nine months ended September 30, 2009. We had nine stores operating during the current period, versus twelve last year.

•	Stadium Sales - Retail revenues generated in stadium was $264 for the period.

Costs and expenses. Total cost of sales for the nine months ended September 30, 2010, increased 22.7% to $27,223, versus $22,172 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 53.6% for the nine months ended September 30, 2010, versus 52.7% for the same period last year.

Cost of sales of manufacturing/distribution products increased 12.1% to $4,383 for the nine months ended September 30, 2010, from $3,909 for the nine months ended September 30, 2009. As a percentage of manufacturing/distribution revenues, cost of sales was 58.7% versus 48.6% for the nine months ended September 30, 2009. During the first quarter of 2009, the Company recorded revenues of $762 associated with a national consumer goods retailer project with higher than historical gross profits. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 68.2% for the nine months ended September 30, 2010, compared to 62.0% for the nine months ended September 30, 2009.

Cost of sales of retail products increased 25.0% to $22,840 for the nine months ended September 30, 2010, from $18,263 for the nine months ended September 30, 2009. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 53.3% for the nine months ended September 30, 2010, versus 53.7% for the same period last year.

Operating expenses increased 13.3% to $25,689 for the nine months ended September 30, 2010, versus $22,668 for the same period last year. The increase in operating expenses was related to increased legal and accounting fees associated with M & A activity and financings. Also, the Company incurred approximately $620 in one-time expenses related to its $2,000 private placement, the filing of a S-3 registration statement that provided for the Company’s $6,000 equity raise and the refinancing of its senior debt. As a percentage of sales, operating expenses were 50.7% for the nine months ended September 30, 2010, compared to 53.6% for the nine months ended September 30, 2009.

Interest expense, net. Net interest expense was $984 for the nine months ended September 30, 2010, versus $785 for the nine months ended September 30, 2009. Effective June 30, 2009, the Company’s senior lender increased our interest rate on outstanding loan balances from our credit facility. This was the impetus for the Company to seek a new credit facility at more competitive rates.

Provision for income taxes. The Company recognized an income tax benefit of $1,792 for the nine months ended September 30, 2010, versus $1,877 for the nine months ended September 30, 2009. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2010 and September 30, 2009. The effective tax rate for both periods was approximately 40.0%.

Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009

Revenue. Total revenues increased 30% to $19,791 for the three months ended September 30, 2010, compared to $15,226 for the three months ended September 30, 2009. The increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned stores due to fewer stores operating in the comparable period.

Manufacturing/Distribution revenues increased 5.3% to $3,484 for the three months ended September 30, 2010, compared to $3,307 for the three months ended September 30, 2009. The Company recorded $125 in revenues associated with the Comet Clothing and CMS arrangements. Net revenues (after eliminating intercompany sales) increased 8.1% to $2,793 for the three months ended September 30, 2010, from $2,583 for the three months ended September 30, 2009.

Retail channel revenues increased 33.8% to $16,843 for the three months ended September 30, 2010, from $12,582 for the three months ended September 30, 2009. The increase was principally driven by higher revenues generated online with an increase in sales activity at our FansEdge stores, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Our internet retail division revenues increased 40.5% to $13,469 during the three months ended September 30, 2010, versus $9,583 for the three months ended September 30, 2009. The increase is a result of our FansEdge.com and web syndication growth.

•

FansEdge stores - Retail revenues generated through our six (6) FansEdge stores increased 22.5% to $1,168 for the three months ended September 30, 2010, from $953 for the three months ended September 30, 2009. There was an additional FansEdge store operating for 30-days during the period.

•

Field of Dreams stores - Retail revenues generated through our company-owned Field of Dreams stores decreased 5% to $1,942 for the three months ended September 30, 2010, from $2,046 for same period last year. We had nine stores operating during the current period, versus twelve last year.

•	Stadium Sales - Retail revenues generated in stadium was $264 for the period.

Costs and expenses. Total cost of sales for the three months ended September 30, 2010, increased 28.1% to $10,346, versus $8,072 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 52.2% for the three months ended September 30, 2010, versus 53.0% for the three months ended September 30, 2009.

Cost of sales of manufacturing/distribution products increased 17.1% to $1,635 for the three months ended September 30, 2010, from $1,396 for the three months ended September 30, 2009. As a percentage of manufacturing/distribution revenues, cost of sales was 58.5% versus 54.0% for the three months ended September 30, 2009. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 66.6% for the three months ended September 30, 2010, compared to 64.1% for the three months ended September 30, 2009.

Cost of sales of retail products increased 30.4% to $8,711 for the three months ended September 30, 2010, from $6,676 for the three months ended September 30, 2009. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 51.7% for the three months ended September 30, 2010, versus 53.0% for the same period last year.

Operating expenses increased 30.7% to $9,913 for the three months ended September 30, 2010, compared to $7,583 for the three months ended September 30, 2009. The increase in operating expenses was related to increased legal and accounting fees associated with M & A activity and financings. Also, the Company incurred approximately $485 in one-time expenses related to its filing of a S-3 registration statement that provided for the Company’s $6,000 equity raise and the refinancing of its senior debt. As a percentage of sales, operating expenses were 50.0% for the three months ended September 30, 2010, compared to 49.8% for the three months ended September 30, 2009.

Interest expense, net. Net interest expense was $225 for the three months ended September 30, 2010, versus $413 for the three months ended September 30, 2009. On July 23, 2010, the Company refinanced its senior credit facility at a significantly lower interest rate.

Provision for income taxes. The Company recognized an income tax benefit of $430 for the three months ended September 30, 2010, versus $507 for the three months ended September 30, 2009. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2010 and September 30, 2009. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the nine months ended September 30, 2010, was the cash flows generated daily from our operating subsidiaries, availability under our $20,000 senior revolving credit facility and available cash.

The balance sheet as of September 30, 2010 reflects working capital of $13,358 versus working capital of $9,903 at December 31, 2009. At September 30, 2010, the Company’s cash was $412, compared to $582 at December 31, 2009. The Company is not negatively impacted by the cash balance of $412 as it has sufficient access to capital under its revolving credit facility with its senior lender. Net accounts receivable at September 30, 2010 were $3,743, compared to $5,342 at December 31, 2009.

Use of Funds

Cash used in operations amounted to $12,763 for the nine months ended September 30, 2010, compared to $6,238 cash used in operations during the same period of 2009. The increase in cash used in operations was mainly attributable to the Company increasing its inventory levels to support our growth.

Cash used in investing activities was $1,525 for the nine months ended September 30, 2010, compared to $744 cash used in investing activities for the same period of 2009. The increase was attributable to additional fixed asset acquisitions, including racking at our main distribution center and new kiosks.

Cash provided by financing activities was $14,118 for the nine months ended September 30, 2010, versus $6,668 cash provided by financing activities for the same period in 2009. In May, the Company completed a $2,000 private equity placement with three accredited investors. In July, the Company completed a $6,000 equity raise with a group led by the William Blair Small Cap Growth Fund.

Other Activity

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

In addition, in order to properly fund our growth and leverage each of the opportunities that the Company is delivering to its environment, it was determined that a strengthening of the balance sheet through a $2,000 private placement and subsequently, a $6,000 sale of newly issued common shares was prudent. The Company was also successful in re-financing its senior debt in July that has significantly reduced its cost of capital, thus, providing the Company with meaningful interest expense savings.

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

Not required for smaller reporting companies.

Foreign Currency Exchange Rate Risk.

None.

Commodity Price Risk.

None.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Ross Tannenbaum, Chief Executive Officer, Principal Executive Officer

November 15, 2010.

/s/ Dorothy Sillano
Dorothy Sillano, Chief Financial Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Regions Bank Loan and Security Agreement, filed on form 8-K on July 27, 2010, herein incorporated by reference.

10.2	Regions Bank Revolving Note filed on form 8-K on July 27, 2010, herein incorporated by reference.

10.3	William Blair & Company, LLC subscription agreement filed on form 8-K on July 20, 2010, herein incorporated by reference.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)