Form 10-K
period 2010-12-31
DREAMS INC
filed 2011-03-30
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33405

Dreams, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0368170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South University Drive, suite 325 Plantation, Florida	33324
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (954) 377-0002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	NYSE Amex Equities Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23,971,843.

The number of shares outstanding of the registrant’s common stock as of March 1, 2011 is 44,609,563.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

FORM 10-K

i

Part I

Item 1.	BUSINESS.

Introduction.

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Dreams” refer to Dreams, Inc. and its subsidiaries unless the context requires otherwise.

Overview

Dreams, Inc., headquartered in Plantation, Florida is a Utah Corporation which was formed on April 9, 1980, has evolved into a technology driven, vertically integrated, multi-channel retailer focused on the sports licensed products industry. This has previously been accomplished, in part, via organic growth and strategic acquisitions. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors, especially online.

Specifically, we are engaged in multiple aspects of the licensed sports products and autographed memorabilia industry through a variety of distribution channels.

We generate revenues principally from:

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our web syndication sites; (reported in retail segment)

•	Our nine (9) company-owned FansEdge stores; (reported in retail segment)

•	Our seven (7) company-owned Field of Dreams stores; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the four (4) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes* (reported in other income).

*	revenues not material to the overall consolidated results.

Organic Growth (dollar amounts in thousands)

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both on our web sites and in our stores; continuing our execution of multi-channel retailing under our flagship brand, FansEdge; aggressively marketing our web syndication services, exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $84,728 in 2010, placing us at number 198 in 2009 of the largest Internet retailers in the nation (2010 ranking is forthcoming). This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have completed a transformation to a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel. In fact, 2010 brought 41% growth for the Internet division.

The Company has drawn on a complete spectrum of competencies it has developed over the years to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include: managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, AOL Sports, Majestic Athletic, NBC Sports and the Philadelphia Eagles, to name a few.

With the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by adding additional distribution channels for our products through our partner’s sites. This concurrent marketing effort is improving our inventory turns, increasing our absorption rates, and reducing overall inventory carrying costs.

Commencing in June 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. (Our FansEdge store count is currently nine (9).) This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the FansEdge stores. Furthermore, we have begun to offer this suite of Multi-channel Retailing services to third parties who are seeking to add one or more distribution channels to their retail model.

Our proprietary eCommerce platform has also enabled us to fuel a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2010, we experienced a range of 10% to 20% lift in store sales attributed to the Kiosk. The Company is exploring joint venture deals with other retailers who could benefit by adding a broader range of merchandising options to their patrons by placing our Kiosks within their store footprint or integrating our technology feed into their own hardware. In fact, on February 7, 2011, JC Penney announced that they rolled out its Findmore® smart fixture (kiosk) to over 120 select stores across the country, featuring our Sports Fan Shop.

We believe this expansion of our revenue producing footprint will serve us well as we navigate our business models and look to distinguish ourselves from our competitors.

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

During 2010, we closed three (3) under-performing Field of Dreams stores as their lease terms came due and we chose not to renew. We are targeting additional Field of Dreams store closings in the first quarter of 2011. We will continue to monitor the results of the remaining stores to ensure that they are providing the Company with the desired results.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 7-8% of all retail sales are being conducted on-line and are anticipated to increase.

With the continued growth of our Web Syndication business model, which grew from 31 clients in 2008 to 50 clients in 2009, and 65 clients in 2010, and revenues from syndication growing from $3,000 in 2008 to over $17,000 in 2009, and $34,000 in 2010 (this figure of $34,000 is included in our Internet revenues of $84,728), we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This improves our inventory turnover, increases our absorption rates and reduces inventory carrying costs. We believe there is significant opportunity in the marketplace to continue to aggressively grow this model. However, with the success we are experiencing with this web syndication model, we will be seeking a more quality client and have and may continue to not-renew smaller accounts.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. Other factors also cause a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that plays in a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new web syndication accounts, new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations in expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations , the general health of the economy, and corporate expenses needed to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, our plethora of sports leagues and celebrity licenses, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share, especially on-line.

Current Landscape

Dreams presently operates in two business segments:

•

Retail. Our retail segment is made up of many locations for our inventory. Revenues are achieved by moving inventory through our sales channels to reach and expand our customer base. These channels include the internet, stores, kiosks and our catalogues. The retail segment is comprised of Company owned and operated Field of Dreams® retail stores, Company owned and operated FansEdge retail stores, catalogues and e-Commerce sites featuring FansEdge.com and ProSportsMemorabilia.com. The e-commerce component of the segment consists primarily of two e-commerce retailers along with a growing portfolio of syndicated web sites selling a diversified selection of sports licensed products and memorabilia on the Internet and has represented the fastest growing area of the Company.

•

Manufacturing/Distribution. The manufacturing/distribution segment represents the manufacturing and wholesaling of sports and celebrity memorabilia products, custom framing and acrylic display cases. These operations are conducted through Mounted Memories™. New additional capabilities include apparel sourcing, decorating and screen printing through The Comet Clothing Company, LLC and Dreams Apparel Manufacturing, Inc.

Retail Segment.

Brick & Mortar Channel

As of March 1, 2011 we owned and operated seven (7) Field of Dreams® retail stores and nine (9) FansEdge stores. We closed two (2) of our Field of Dreams stores on January 28, 2011. The Company will continue to evaluate the opening of new retail stores under the FansEdge brand. Stores typically are located in high traffic areas in regional shopping malls. The stores average approximately 1,000-2,500 square feet. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our Field of Dreams stores. Effective December 31, 2010, the parties extended the exclusive licensing agreement for an additional two-year term. During the years ended December 31, 2010 and 2009, we incurred royalty fees of $102 and $125, respectively.

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

Set forth below is a listing of our stores as of March 1, 2011, their location and the date opened or acquired.

STORE NAME	LOCATION	DATE OPENED OR ACQUIRED
Field of Dreams:

Park Meadows Mall	Denver, CO	March 2002
Woodfield Mall	Schaumberg, IL	October 2002
The Rio Hotel	Las Vegas, NV	December 2006
Smith & Wollensky Plaza	Las Vegas, NV	December 2006
Caesars Palace Forum Shops	Las Vegas, NV	December 2006
Boca Town Center	Boca Raton, FL	June 2007
Florida Mall	Orlando, FL	July 2007

Fans Edge:

Fox Valley Mall	Aurora, IL	June 2008
Northbridge Mall	Chicago, IL	August 2008
Orland Square	Orland Pk, IL	September 2008
Lincolnwood Mall	Lincolnwood, IL	September 2008
Woodfield Mall	Schaumberg, IL	October 2008
River Oaks Mall	Calumet City, IL	October 2008
Oklahoma University	Norman, OK	September 2010
Oakbrook Shopping Centre	Oakbrook, IL	September 2010
Gurnee Mills Mall	Gurnee, IL	November 2010

E-Commerce Channel

The Company sells officially licensed products and authentic autographed memorabilia of the NFL, MLB, NHL, NBA, NCAA and NASCAR via our e-commerce channel with our feature sites Fansedge.com and ProSportsMemorabilia.com leading the way.

Our focus is on providing the best customer experience in the online sports-licensed products and memorabilia vertical.

These e-commerce channels have provided for the fastest growing area of the Company with revenues climbing from approximately $4,000 in 2004 to over $84,000 in 2010.

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

Big Box Retailer Sites – (JC Penney, WalMart)

Professional Sports Team Sites – (Philadelphia Eagles, San Diego Chargers)

Colleges – (University of Texas, University of Miami)

Content/Media Sites – (NBCSports, Football.com)

Newspaper Sites – (Baltimore Sun, SF Gate, USA Today, Boston Globe)

Player Sites – (Dan Marino, Dick Butkus, Mike Schmidt , Andre Dawson)

Miscellaneous Sites – (Majestic Athletic, Orange Bowl Stadium, Zubaz)

Beginning in January 2008, the Company began marketing its web syndication services to third parties. Web Syndication is when website material is made available to multiple other sites. This arrangement benefits both the Company providing content/products and the websites displaying it. The Company’s list of syndication clients has grown from 31 in 2008, to 50 in 2009, and 65 in 2010, with associated revenues of $3,000 in 2008 and over $17,000 in 2009 and $34,000 in 2010 (this figure of $34,000 is included in our Internet revenues of $84,728). The Company has drawn on the complete spectrum of competencies it developed to support its flagship online brand, FansEdge. These services include: managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. However, with the success we are experiencing with our web syndication model, we will be seeking a more quality client and have and may continue to not-renew smaller accounts.

In addition, FansEdge maintains strategic alliances with Amazon.com and WalMart.com in which our FansEdge and ProTeam brands and their products are sold in the apparel and sporting section of these websites. Amazon, with an audience of more than 60 million active customer accounts, affords us national brand prominence for our FansEdge.com brand. On August 31, 2009, WalMart announced the launch of the “WalMart Marketplace” whereby they selected a few retailers based on their strong customer service track records and large assortments of quality brands and products to enhance the WalMart on-line experience. Pro Team, a Dreams, Inc. brand, was chosen to provide their vast array of sports licensed products. Also, beginning in March of 2011, Dreams went live with Sears.com as a key vendor in their innovative on-line community to exclusively manage the team licensed products category experience.

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

This channel’s strategy is to be the best at what they do within the sports-licensed products and memorabilia vertical. Tactics employed to execute this strategy include:

•	Applying critical expertise to improve logistics and provide the best possible customer experience;

•	Strengthening brands by continually expanding catalogs and reinforcing market positioning in response to market demand;

•	Efficiently transforming shoppers into customers and effectively turning customers into repeat customers; and

•	Operating with optimal efficiencies realized through superior market expertise and technology, total commitment to quality, accuracy, and timely fulfillment.

Manufacturing/Distribution Segment.

Mounted Memories.

Mounted Memories (“MMI”) celebrating its 22nd anniversary this year, is one of the largest wholesalers of authentic sports and celebrity memorabilia products, custom framing and acrylic display cases in the country. The Company maintains exclusive and non-exclusive agreements with numerous athletes who frequently provide autographs and/ or game used memorabilia at agreed upon terms. In addition to its relationships with various athletes and their representatives, MMI holds licenses with different sports leagues which allow for the manufacture and distribution of a wide array of products. Licenses are currently held with MLB, MLBPA, NFL, NBA, NHL, Golden Bear (Jack Nicklaus), NASCAR and a variety of NASCAR teams and drivers and many more. MMI has diversified into obtaining several celebrity licenses to compliment their sports licenses during the past year, including Signature Product (Elvis Presley), and CBS (I Love Lucy).

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

MMI has been in business since 1989 and has achieved its industry leading status fundamentally due to a combination of its licenses and its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI and /or league representative. In addition to sports and celebrity memorabilia products, MMI manufactures a large selection and supply of custom acrylic display cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is acrylic. There are many vendors who sell plastic throughout South Florida. The Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual supplier represented more than ten percent of the Company’s total year ended December 31, 2010 or 2009 purchases.

MMI has one of the most advanced and effective fulfillment processes in the industry and utilizes the most current shipping software to assist in the process. MMI operates out of a 50,000 square foot facility in Sunrise, Florida and has satellite operations in Denver, CO and Chicago, IL and will continue to invest in technologies that enhance its competitive manufacturing and distribution advantages.

The Comet Clothing Company, LLC

Comet Clothing sources and manufacturers cut and sew and import apparel goods for retail distribution. Its major brand holdings include Zubaz, one of the original licensed products brands in the industry.

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

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry such as Steiner Sports and Upper Deck Authenticated. MMI believes it competes well within the industry because of the reputation it has established in its 22-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and NASCAR.

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

Employees.

The Company employs 405 full-time employees and 40 part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues in the October – December quarter, primarily due to holiday sales. Approximately 53% and 50% of our annual revenues were generated during this quarter for 2010 and 2009. Management believes that the percentage of revenues in the holiday quarter will increase in future years as we focus on and grow the retail segment. As a result, we may incur additional expenses and cash needs during our holiday quarter, including higher inventory of product and additional staffing in anticipation of increased sales activity.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. The Company leases its corporate office and primary manufacturing/warehouse facility in Plantation, Florida and Sunrise, Florida, respectively. The corporate office lease is for approximately 7,500 square feet of office space and expires in June 2013, and has total occupancy costs of approximately, $18 per month. The Company’s principal executive, human resources and accounting offices are located at the Plantation, Florida facility.

Our primary manufacturing/warehouse facility is located in Sunrise, Florida and has approximately 50,000 square feet of office, manufacturing and warehousing space. The lease is for a 10 year term expiring in 2012 with total occupancy costs of approximately $40 per month with 3% annual increases. We also lease a warehouse facility in Denver, Colorado which has approximately 1,500 square feet and a warehouse facility in Las Vegas, NV which has approximately 12,000 square feet that have occupancy costs of $1 and $15 per month, respectively.

Our sixteen (16) company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2018 with initial terms of 5 to 10 years.

Our Internet division leases a 207,000 square foot facility in Northbrook, IL with a termination date of May 31, 2014 and a monthly occupancy cost of approximately, $120. We are analyzing whether we will require a larger distribution facility or another satellite facility in late 2011 or early 2012 to support our continued eCommerce growth.

Item 3.	Legal Proceedings.

None.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

The Company’s common stock is listed on the NYSE Amex Equities Exchange as a result of an acquisition by the NYSE of the American Stock Exchange under the symbol “DRJ”. The high and low bids of the Company’s common stock for each quarter during the year ended December 31, 2010, and the year ended December 31, 2009, are as follows:

Year Ended December 31, 2010

	High Bid Price	Low Bid Price
First Quarter	$1.64	$1.47
Second Quarter	1.54	1.28
Third Quarter	1.90	1.88
Fourth Quarter	2.67	2.55

Year Ended December 31, 2009

	High Bid Price	Low Bid Price
First Quarter	$.51	$.30
Second Quarter	.47	.21
Third Quarter	1.74	.34
Fourth Quarter	1.68	.81

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are 375 record owners of the Company’s common stock as of March 1, 2011. Because many of our shares of common stock are held by brokers, and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders. However, we believe there are more than 1,900 beneficial holders of our common stock. On March 1, 2011, the high bid price was $2.98 and the low bid price was $2.90 for the Company’s common stock.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes. In addition, our current loan and security agreement with Regions Bank prohibits the Company from paying cash dividends.

Issuance of Unregistered Securities

The Company issued 337,835 unregistered common shares as a result of options that were exercised during the reporting period.

The Company issued 87,573 unregistered common shares as a result of options that were exercised during the year ended December 31, 2009.

All of the common stock issued for the above transactions were not registered under the Securities Act of 1933 (the “Act”) and were issued pursuant to an exemption from registration under Section 4 (2) of the Act.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,203,557	$.54	1,244,441
Equity Compensation Plans Not Approved by Security Holders	*319,995	$.60	0

*	Represents options granted during the previous four-years to employees and consultants prior to the adoption of the Company’s 2006 Equity Incentive Plan which was approved by the shareholders in January 2007.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Overview

Dreams, Inc., headquartered in Plantation, Florida is a Utah Corporation which was formed on April 9, 1980, has evolved into a technology driven, vertically integrated, multi-channel retailer focused on the sports licensed products industry. This has previously been accomplished, in part, via organic growth and strategic acquisitions. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors, especially online.

Specifically, we are engaged in multiple aspects of the licensed sports products and autographed memorabilia industry through a variety of distribution channels.

We generate revenues principally from:

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our web syndication sites; (reported in retail segment)

•	Our nine (9) company-owned FansEdge stores; (reported in retail segment)

•	Our seven (7) company-owned Field of Dreams stores; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the four (4) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes* (reported in other income).

*	revenues not material to the overall consolidated results.

Organic Growth (dollar amounts in thousands)

Key components of our organic growth strategy include building brand recognition; improving sales conversion rates both on our web sites and in our stores; continuing our execution of multi-channel retailing under our flagship brand, FansEdge; aggressively marketing our web syndication services, exploring additional distribution channels for our products; and cross pollinating corporate assets among our various operating divisions. Management believes that there remain significant benefits to cross pollinating the various corporate assets and leveraging the vertically integrated model that has been constructed over the years.

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $84,728 in 2010, placing us at number 198 in 2009 of the largest Internet retailers in the nation (2010 ranking is forthcoming). This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have completed a transformation to a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel. In fact, 2010 brought 41% growth for the Internet division.

The Company has drawn on a complete spectrum of competencies it has developed over the years to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, AOL Sports, Majestic Athletic, NBC Sports and the Philadelphia Eagles, to name a few.

With the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by adding additional distribution channels for our products through our partner’s sites. This concurrent marketing effort is improving our inventory turns, increasing our absorption rates, and reducing overall inventory carrying costs.

Commencing in June 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. (Our FansEdge store count is currently nine (9).) This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the FansEdge stores. Furthermore, we have begun to offer this suite of Multi-channel Retailing services to third parties who are seeking to add one or more distribution channels to their retail model.

Our proprietary eCommerce platform has also enabled us to fuel a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2010, we experienced a range of 10% to 20% lift in our store sales attributed to the Kiosk. The Company is exploring joint venture deals with other retailers who could benefit by adding a broader range of merchandising options to their patrons by placing our Kiosks within their store footprint or integrating our technology feed into their own hardware. In fact, on February 7, 2011, JC Penney announced that they rolled out its Findmore® smart fixture (kiosk) to over 120 select stores across the country, featuring our Sports Fan Shop.

We believe this expansion of our revenue producing footprint will serve us well as we navigate our business models and look to distinguish ourselves from our competitors.

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

During 2010, we closed three (3) under-performing Field of Dreams stores as their lease terms came due and we chose not to renew. We are targeting additional Field of Dreams store closings in the first quarter of 2011. We will continue to monitor the results of the remaining stores to ensure that they are providing the Company with the desired results.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 7-8% of all retail sales are being conducted on-line and are anticipated to increase.

On the mChannel front, we plan to continue to invest in various initiatives to leverage mobile opportunities to acquire customers online and offline, conduct mobile commerce, enhance the in-store experience and connect with our customers even when they are not shopping. Currently, our e-commerce platform is mobile capable and with revenues transacted from mobile devices growing exponentially, this will become a more material part of our overall revenue stream. In the near future, we plan on releasing an enhanced mobile e-commerce experience that is fully optimized for intuitive shopping via a mobile device. After this release we expect mobile revenue to grow even faster. Additionally, we plan to continue to expand our various mobile oriented marketing programs that we use to acquire new customers and stimulate repeat purchasing from existing programs. Currently, we use programs such as local search, text alerts and other mobile oriented promotions. We also plan to use mobile to enhance our in-store experience such as using QR codes to allow in-store shoppers to access customer reviews, quickly see what other teams we have available in a particular style and to quickly see what sizes we might have online that we may not have in the store.

With the continued growth of our Web Syndication business model, which grew from 31 clients in 2008 to 50 clients in 2009, and 65 clients in 2010, and revenues from syndication growing from $3,000 in 2008 to over $17,000 in 2009, and $34,000 in 2010 (this figure of $34,000 is included in our Internet revenues of $84,728), we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs. We believe there is significant opportunity in the marketplace to grow this model. However, with the success we are experiencing with our web syndication model, we will be seeking a more quality client and have and may continue to not-renew smaller accounts.

Towards the end of 2010, we acquired a 51% ownership stake in The Comet Clothing Company, LLC. This entity owns the rights to the Zubaz® brand, a line of casual sportswear with unique designs. Also, we consummated a purchase agreement for certain assets previously owned by Collegiate Marketing Services (CMS). The principal asset is the retail contract with the University of Texas for the management of both the official online store and all campus event sales. Both of these initiatives were strategic in nature for the Company. We have now added the ability to manufacture soft goods (apparel) within the organization and will seek to produce some of the items that will be featured on many of our online shops and our partners’ eCommerce sites. This should improve our overall gross margins. In addition, with our team providing game-day/stadium sales for the University of Texas, we are able to deliver a comprehensive retail solution to current and prospective clients that are looking for a provider who excels at eCommerce and in-stadium operations and merchandising.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. Other factors also cause a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that plays in a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new web syndication accounts, new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations in expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations , the general health of the economy, and corporate expenses needed to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, our plethora of sports leagues and celebrity licenses, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share, especially on-line.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2010, no impairment has been necessary. As of December 31, 2009, no impairment had been necessary, yet the Company had taken a write down to Goodwill in the amount of $64 due to the closing of stores previously acquired that had Goodwill associated with the original purchase during the second quarter of 2009.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $26.

	December 31, 2010	December 31, 2009
Accounts receivable	$9,924	$5,377
Allowance for doubtful accounts	26	35

Accounts receivable, net	$9,898	$5,342

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. Adjustments are made to the reserve based on a number of factors, such as, players changing teams, falling out of favor with the public, incurring an injury, etc. These negative situations may impact valuation. However, dynamics that could increase inventory value, like the death of an athlete, do not result in writing up of inventory values. The Company’s current reserve for inventory obsolescence is $530.

	December 31, 2010	December 31, 2009
Inventory	$33,139	$27,063
Reserves for inventory obsolescence	530	470

Inventory, net	$32,609	$26,593

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 as of December 31, 2009, was necessary. The change in the valuation allowance for the current year is $187.

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2010 in accordance with Topic 350-20-35, resulted in no impairment losses. During the quarter ended June 30, 2009, the Company closed one of its retail stores. As a result of the store closing, the Company wrote off approximately $64 of goodwill recorded in the original acquisition of this store in November of 2006.

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

The Company had approximately $1,028 in orders not yet shipped as of December 31, 2010.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Sales	1.00	1.00
COGS	.54	.53
Gross Profit	.46	.47
*Operating Expenses	.41	.42
Operating Income	.05	.05
Income Before Taxes	.02	.01
Net Income	.01	.00

*	Does not include depreciation.
**	The above table may not foot due to rounding.

RESULTS OF OPERATIONS—TWELVE MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2009.

Revenues. Total revenues increased 30.2% to $111,363 during the twelve months ended December 31, 2010, from $85,535 during the same period ended December 31, 2009. This increase was attributed to an increase in retail revenues generated through on-line sales. Online sales continue to represent the fastest growing area of the Company and will remain its primary focus.

Manufacturing and distribution revenues decreased 2.6% to $15,321 during the twelve months ended December 31, 2010, from $15,730 during the same period ended December 31, 2009. Net revenues reported, after elimination of intercompany sales, decreased 3.2% to $11,107 during the twelve months ended December 31, 2010, from $11,470 during the same period ended December 31, 2009. During the first quarter of 2009, the Company recorded revenue of $762 associated with a national consumer goods retailer project. Nevertheless, the Company has modified its manufacturing segment to primarily support its retail efforts instead of maintaining and growing its own wholesale account customer base. This has resulted initially in a reduction of this segment’s revenues but is providing the Company’s retail assets with a competitive advantage.

Retail operation revenues increased 35.4% to $99,798 during the twelve months ended December 31, 2010, from $73,711 during the same period ended December 31, 2009. This increase was attributed to the continuing growth the Company is experiencing with its on-line properties.

•

E-Commerce – Our Internet retail division revenues increased 41.9% to $84,728 for the year ended December 31, 2010, from $59,700 generated for the year ended December 31, 2009. We are experiencing nearly 20.0% organic online growth from our flagship brand, FansEdge.com and continue to grow the web syndication portfolio.

•

FansEdge stores – Retail revenues generated through our nine (9) FansEdge stores increased 53.7% to $5,725 for the year ended December 31, 2010, from $3,724 generated for the year ended December 31, 2009 when we had six (6) FansEdge stores operating. It is important to note that same store sales were up 36.0% as we continue to make operational improvements and were able to leverage the NHL Blackhawks Championship in June 2010.

•

Field of Dreams® stores -. Retail revenues generated through our nine (9) company-owned Field of Dreams stores decreased 17.8% to $8,453 for the year ended December 31, 2010, from $10,287 generated for the year ended December 31, 2009 when we had (12) company-owned Field of Dreams stores operating.

•	Stadium Sales – Retail revenues generated in stadium was $892 for the year ended December 31, 2010. This is a new channel for the Company.

Costs and expenses. Total costs of sales for the twelve months ended December 31, 2010 increased 32.3%, to $59,715, versus $45,123 for the same period in 2009. As a percentage of total sales, costs were 53.6% and 52.7% for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

Costs of sales of manufacturing/distribution products were $6,543 for the twelve month period ended December 31, 2010, versus $5,497 for the same twelve month period in 2009, or a 19.0% increase. As a percentage of total manufacturing/distribution sales, costs were 70.0% and 62.0% for the twelve months ended December 31, 2010 and December 31, 2009, respectively. After elimination of intercompany sales, as a percentage of total manufacturing/distribution sales, costs were 58.9% and 47.9%, respectively. During the first quarter of 2009, the Company recorded revenue of $762 associated with a national consumer goods retailer project with higher than historical gross profits.

Cost of sales of retail products were $53,172 for the twelve month period ended December 31, 2010, versus $39,626 for the same twelve month period in 2009, or a 34.1% increase. This increase is attributable to an overall increase in retail sales. While we maintained historical gross margins slightly north of 47.0% at Internet, we worked on greatly reduced margins at our Field of Dreams stores in anticipation of specific store closings. As a percentage of total sales, costs were 53.2% and 53.8% for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

Operating expenses increased 26.8% to $45,939 for the twelve month period ended December 31, 2010, versus $36,226 for the same period in 2009. The current period expenses were elevated by some one-time, non-cash and cash charges totaling over $1,200 that included, charges associated with financings and M & A activity, certain legal fees, write-offs and expenses associated with the closing of several Field of Dreams stores, impairment charges associated with some pre-paid royalties, non cash, compensation expense related to the issuance of warrants as a part of an equity private placement, and severance expenses to released employees from the closed Field of Dreams stores. One-time charges for 2009 were approximately $600. As a percentage of sales, operating expenses were 41.2% and 42.2% for the twelve month periods ended December 31, 2010 and December 31, 2009, respectively. Without these one-time charges to operations, as a percentage of sales, operating expenses would have been 40.2% for the year ended December 31, 2010.

Interest expense, net. Net interest expense was $1,185 for the twelve months ended December 31, 2010, versus $1,268 for the same period last year. This slight decrease is a result of the Company refinancing its senior revolving credit facility in July 2010 at vastly reduced interest rates.

Provision for income taxes. The Company recognized an income tax expense of $1,363 for the year ended December 31, 2010, versus an income tax expense of $711 for the same period in 2009. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of December 31, 2010. The effective tax rates for 2010 was 49.0% and for 2009 was 81.0% due to the cumulative timing of differences in the deferred tax benefits associated with federal and state net operating loss carry-forwards and a return to profitability of the operations in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the twelve months ended December 31, 2010, are the cash flows generated daily from our operating subsidiaries; availability under our $20,000 senior revolving credit facility and available cash.

The balance sheet as of December 31, 2010, reflects working capital of $19,645 versus working capital of $9,903 at December 31, 2009. At December 31, 2010, the Company’s cash was $440 compared to $582 at December 31, 2009. Please note that the Company is not negatively impacted by the cash balance of $440 as it has sufficient access to capital under its revolving credit facility with its senior lender. As a lead-in to the holiday season, the Company draws down on its line of credit to make inventory purchases so it is properly positioned to support the increased sales activity experienced during the quarter ended December 31. The increased throughput results in significant pay-downs to the line balances; and the yearly cycle starts anew. For example, as of September 30, 2010, the Company’s outstanding line balance was $16,521. This figure peaked in October of 2010 near $19,000 and ended the year with a nominal outstanding line balance of $1,128. Net accounts receivable at December 31, 2010 were $9,898 compared to $5,342 at December 31, 2009.

Use of Funds

Cash provided by operations amounted to $4,123 for the twelve months ended December 31, 2010, compared to $5,249 cash provided by operations during the same period of 2009. The Company had an increase in its inventory levels to support its continued online growth.

Cash used in investing activities was $3,091 for the twelve months ended December 31, 2010 and $919 cash used in investing activities for the same period ended December 31, 2009. The Company acquired specific assets previously owned by CMS during the period and purchased additional racking for its main distribution center.

Cash used in financing activities was $1,174 for the twelve months ended December 31, 2010, versus $4,246 cash used in financing activities for the same period in 2009. The Company brought in $8,000 in equity capital to support its growth.

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

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended December 31, 2010, the minimum required ratio is 1.2 to 1.0. The actual ratio was 1.39.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more , and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended December 31, 2010, the required ratio needs to be less than 2.5 to 1.00. The actual ratio was .52 to 1.00.

Analysis

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, is effective.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director/Officer of the Company Since	Position Held With the Company
Sam D. Battistone	71	1982	Chairman/Director
Ross Tannenbaum	48	1998	President/CEO/Director
David M. Greene	48	2001	Senior V. P. /Corporate Secretary
Dale Larsson	66	1982	Director
Kevin Bates	43	2006	Divisional President - Retail
Mitch Adelstein	45	2006	Divisional President - Manufacturing
Dorothy Sillano	53	2006	V.P. / Chief Financial Officer
David Malina	66	2006	Director
Steven Rubin	50	2006	Director

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

Steven Rubin. Mr. Rubin was named a director of the Company in November 2006. Mr. Rubin has served as Executive Vice President—Administration of OPKO Health, Inc., since May 2007 and a director of OPKO since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Safestitch Medical, Inc., a medical device company, PROLOR Biotech, Inc., a development stage biopharmaceutical company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices (OTCBB:CDOM), Castle Brands, Inc., a developer and marketer of premium brand spirits, SearchMedia Holdings Limited (NYSE Amex:IDI), a multi-platform media advertising company and in China, Cocrystal Discovery, Inc., a privately held biopharmaceutical company, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida.

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

Audit Committee

The Audit Committee presently consists of Messrs. Larsson, Battistone and Malina; with Mr. Larsson serving as chairman. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board has determined that Mr. Dale Larsson qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in an Audit Committee Charter, a copy of which is currently available from the Company and is posted on our web site at www.dreamscorp.com. The Audit committee had (4) four meetings during 2010.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee presently consists of Messrs. Battistone and Rubin. The Nominating and Corporate Governance Committee is responsible for identifying prospective qualified Board of Director candidates as well as those names submitted by our shareholders. In addition, this committee provides recommendations to the Board of Directors as to a proper set of corporate governance guidelines and principles to adopt. The Nominating and Corporate Governance Committee Charter, a copy of which is currently available from the Company, and is posted on our web site at www.dreamscorp.com

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2010 and amendments thereto furnished to the Company with respect to the twelve months ended December 31, 2009, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010.

Item 11.	Executive Compensation.

Employment Agreements

We do not currently have employment contracts in place with any of our Named Executive Officers. It is the position of the Compensation Committee to explore whether it is strategically favorable for the Company to enter into employment contracts with various key executives.

2010 Compensation Tables.

Summary Compensation Table as of December 31, 2010 (Dollar amounts in whole numbers)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ross Tannenbaum
PEO	2010	370,000	100,000		—	9,600	479,600
	2009	333,000	—		69,161	9,600	411,761

David M. Greene
Senior V.P Finance	2010	175,000	50,000		—	7,200	232,200
	2009	157,500	—		7,200	7,200	192,614

Kevin Bates
Division President-Retail	2010	360,000	373,000		—		733,000
	2009	324,000	225,000		25,186		574,186

Mitch Adelstein
Division President—Mfg	2010	194,400	—		—	7,200	201,600
	2009	194,400	—		33,623	7,200	235,223

Dorothy Sillano
V.P, PFO	2010	145,000	25,000		—		170,000
	2009	130,500	—		9,753		140,253

Outstanding Equity Awards At December 31, 2010 Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Ross Tannenbaum	153,692			.45	6/12
PEO

David Greene	68,083			.41	6/12
Senior V.P.

Kevin Bates	166,667			.60	2/11
Division President

Mitch Adelstein	82,009			.41	6/12
Division President

Dorothy Sillano	23,790			.41	6/12
PFO

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Sam Battistone	2010	$10,000			$10,000
Dale Larsson	2010	$15,000			$15,000
Steven Rubin	2010	$10,000			$10,000
David Malina	2010	$10,000			$10,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders.

The following table sets forth as of March 1, 2011 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	1,919,505	(2)	4.3%

Ross Tannenbaum	7,827,515	(3)	17.4%

Dorothy Sillano	24,539		*

Dale Larsson 1776 North State Street, ste #160 Orem, UT 84057	120,461	(4)	*

Mitch Adelstein	377,714		*

Kevin Bates	249,614		*

David M. Greene	468,083	(5)	1.0%

Steven Rubin 4400 Biscayne Blvd Miami, FL 33137	72,051	(6)	*

David Malina 4400 Biscayne Blvd Miami, FL 33137	40,000	(7)	*

Frost Gamma Investment Trust 4400 Biscayne Blvd Miami, FL 33137	4,244,872		9.4%

William Blair & Company, LLC 222 West Adams Chicago, IL 60606	5,904,797		13.1%

All Executive Officers and Directors as a group (9 persons) (8)	11,099,482		24.7%

See footnotes below.

*	Less than 1.0%
(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, suite 325 Plantation, Florida 33324.
(2)	Includes 20,000 shares which are the subject of stock options.
(3)	Includes 153,692 shares which are the subject of stock options.
(4)	Includes 30,000 shares which are the subject of stock options
(5)	Includes 68,083 shares which are the subject of stock options.
(6)	Includes 40,000 shares which are the subject of stock options.
(7)	Includes 40,000 shares which are the subject of stock options.
(8)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Director Independence

The Board of Directors has determined that four individuals of its five member board are independent as defined under federal securities laws, including the rules of the NYSE Amex Equities Exchange: Mr. Larsson, Mr. Battistone, Mr. Malina and Mr. Rubin.

Item 14.	Principal Accountant Fees and Services. (dollars in whole numbers)

The following table shows what Kramer, Weisman and Associates billed for the audit and other services for the years ended December 31, 2010 and December 31, 2009.

	Year Ended 12/31/ 2010	Year Ended 12/31/09
Audit Fees	$71,000	$62,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$71,000	$62,500

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Overview —The Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit No.

3.1	Restated Articles of Incorporation, dated June 8, 1989 (1)

3.2	Articles of Amendment, dated March 28, 1996 (1)

3.3	Articles of Amendment, dated January 14, 1999 (1)

3.4	Articles of Amendment to the Revised Articles of Incorporation, dated April 5, 2005 (2)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated January 25, 2007 (3)

3.6	Bylaws (1)

4	Dreams, Inc. Equity Incentive Plan (3)

10.1	Amended and Restated Letter Agreement dated June 30, 2009 (4)

10.2	Bank Loan and Security Agreement (5)

10.3	Regions Bank Revolving Note (6)

10.4	William Blair & Company, LLC Subscription Agreement (7)

21	Subsidiaries of the Company

23.1	Consent of former Independent Auditors

23.2	Consent of Independent Auditors for S-3 registration filing

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Filed with the Company’s Form 10-SB on September 7, 1999, and incorporated by this reference.
(2)	Filed with the Company’s Form SB-2/A on April 5, 2005, and incorporated by this reference.
(3)	Filed as an exhibit with the Company’s Form 8-k on January 29, 2007, and incorporated by this reference.
(4)	Filed with the Company’s Form 10-Q on August 14, 2009, and incorporated by this reference.
(5)	Filed as an exhibit with the Company’s Form 8-k on July 27, 2010, and incorporated by this reference.
(6)	Filed as an exhibit with the Company’s Form 8-k on July 27, 2010, and incorporated by this reference.
(7)	Filed as an exhibit with the Company’s Form 8-k on July 20, 2010, and incorporated by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/S/ ROSS TANNENBAUM
Ross Tannenbaum President, Chief Executive Officer

Dated: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ ROSS TANNENBAUM
Ross Tannenbaum, Chief Executive Officer and a Director (principal executive officer)

Dated: March 30, 2011

By:	/S/ DOROTHY SILLANO
Dorothy Sillano, V.P. and Chief Financial Officer (principal financial officer, principal accounting officer)

Dated: March 30, 2011

By:	/S/ SAM BATTISTONE
Sam Battistone, Director

Dated: March 30, 2011

By:	/S/ DALE E. LARSSON
Dale E. Larsson, Director

Dated: March 30, 2011

By:	/S/ DAVID MALINA
David Malina, Director

Dated: March 30, 2011

By:	/S/ STEVEN RUBIN
Steven Rubin, Director

Dated: March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dreams, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Dreams, Inc. and Subsidiaries as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Dreams, Inc. and Subsidiaries as of December 31, 2009 were audited by other auditors, whose report dated March 29, 2010, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dreams, Inc. and Subsidiaries as of December 31, 2010 and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

March 30, 2011

Hollywood, Florida

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

/s/ Kramer Weisman and Associates, LLP

March 29, 2010

Davie, Florida

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$440	$582
Accounts receivable, net	9,898	5,342
Inventories	32,609	26,593
Prepaid expenses and deposits	2,166	2,331
Deferred tax asset	1,340	1,068

Total current assets	46,453	35,916
Property and equipment, net	5,538	4,654
Deferred loan costs	234	21
Goodwill, net	8,650	8,650
Other intangible assets, net	5,821	5,329
Other assets	9	9

Total Assets	$66,705	$54,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,477	$9,516
Accrued liabilities	9,264	4,583
Current portion of long-term debt	323	1,116
Borrowings against line of credit	1,128	9,066
Term Note	—	444
Deferred credits	1,622	1,288

Total current liabilities	26,814	26,013
Long-term debt, less current portion	1,694	913
Capital lease obligation	168	137
Long-term deferred tax liability	2,887	1,858

Total Liabilities	$31,563	$28,921

Stockholders’ equity:
Preferred stock authorized 10,000,000 shares; issued and 0 outstanding shares as of December 31, 2010 and December 31, 2009.	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000, and 100,000,000 shares; issued and outstanding 44,107,464 and 37,615,786 shares as of December 31, 2010, and December 31, 2009, respectively.	43,814	35,635
Treasury stock 38,400 issued as of December 31, 2010 and December 31, 2009.	(46)	(46)
Accumulated deficit	(8,588)	(9,931)
Non-controlling interest in subsidiaries	(38)	—

Total stockholders’ equity	35,142	25,658

Total liabilities and stockholders’ equity	$66,705	$54,579

The accompanying Notes are an Integral Part of the Consolidated Financial Statements

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Year Ended December 31, 2010 and the Year Ended December 31, 2009.

(Dollars in Thousands, except share and earnings per share amounts)

	Year ended December 31, 2010	Year ended December 31, 2009
Revenues:
Manufacturing/Distribution	$11,107	$11,470
Retail	99,798	73,711
Other—Fees	458	354

Total Revenues	$111,363	$85,535

Expenses:
Cost of sales—manufacturing/distribution	$6,543	$5,497
Cost of sales—retail	53,172	39,626
Operating expenses	45,939	36,226
Depreciation and amortization	1,820	1,819

Total Expenses	$107,474	$83,168

Income from operations	$3,889	$2,367
Interest (expense), net	(1,185)	(1,268)
Other (expense) / income	—	(238)

Income before income taxes	$2,704	$861
Provision for Income tax (expense)/benefit:
Current	(295)	(9)
Deferred	(1,068)	(702)

Net income	$1,341	$150
Net income attributable to non controlling interest	2	—
Net income attributable to Dreams, Inc.	$1,343	$150

Basic income per share	$0.03	$0.00

Basic weighted average common shares outstanding	40,715,535	37,537,838

Dilutive income per share	$0.03	$0.00
Potentially dilutive weighted average shares outstanding	41,636,411	37,624,552

The accompanying Notes are an Integral Part of the Consolidated Financial Statements

Dreams, Inc. and Subsidiaries

Consolidated Statements of changes in Stockholders’ Equity

For the Year Ended December 31, 2010 and the Year Ended December 31, 2009.

(Dollars in Thousands, except share and earnings per share amounts)

	Shares Outstanding	Common Stock & Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity
Balance as of December 31, 2008	37,527,214	$35,339	$(46)	$(10,081)	—	$25,212

Share Based Compensation Expense	—	224	—	—	—	224
Stock Options Converted/shares Issued	87,572	36	—	—	—	36
BoD Stock Option Expense	—	36	—	—	—	36
Net Income	—	—	—	150	—	150

Balance as of December 31, 2009	37,615,786	$35,635	$(46)	$(9,931)	—	$25,658

Share Based Compensation Expense	—	40	—	—	—	40
Stock Options Converted/shares Issued	337,835	139	—	—	—	139
Contributions by non-controlling interests	—	—	—	—	(36)	(36)
Common Stock and Warrants issued for cash	6,153,843	8,000	—	—	—	8,000
Net Income	—	—	—	1,343	(2)	1,341

Balance as of December 31, 2010	44,107,464	$43,814	$(46)	$(8,588)	$(38)	$35,142

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2010 and the Year Ended December 31, 2009.

Dollars in Thousands

	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities
Net Income attributable to Dreams, Inc.	$1,343	$150
Non controlling interest	(2)	4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,676	1,674
Amortization	144	145
Loan cost amortization	283	118
Net loss from sale of property and equipment	—	158
Write down of goodwill	—	65
Warrants Issued for Services	40	—
Stock based compensation	—	260
Deferred tax benefit, net	1,068	702
(Increase) decrease in:
Accounts receivable	(4,556)	(2,029)
Inventories	(6,016)	4,528
Prepaid expenses and deposits	165	(468)
Increase (decrease) in:
Accounts payable	4,966	1,994
Accrued liabilities	4,681	(1,477)
Deferred revenues	331	(575)

Net cash provided by operating activities	$4,123	$5,249
Cash Flows from Investing Activities
Purchase of property and equipment	(2,463)	(919)
Purchase of CMS assets	(628)	—

Net cash (used in) investing activities	$(3,091)	$(919)
Cash Flows from Financing Activities
Proceeds from Line of Credit-Regions	75,339	—
Paydown on Line of Credit- Regions	(76,796)	—
Proceeds from Line of Credit-Comerica	48,029	59,692
Paydown on Line of Credit-Comerica	(54,799)	(62,748)
Deferred loan costs	(497)	(95)
Proceeds from stock option exercise	139	36
Proceeds from sale of Common Stock and Warrants	8,000	—
Repayment of Capital lease	(77)	(29)
Repayment of Notes payable	(512)	(1,102)

Net cash (used in) financing activities	$(1,174)	$(4,246)
Net (decrease) increase in cash	(142)	84
Cash at beginning of period	582	498

Cash at end of period	$440	$582

Cash paid for interest during the period	1,239	1,148
Cash paid for taxes	29	—
Supplemental Disclosure of Non Cash Investing and Financing Activity PP&E acquired under capital lease	97	91
Notes payable originated in acquisition of CMS assets	500	—

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements

(Dollars in Thousands, except share and earnings per share amounts)

Nature of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacturing, distributing, retailing and selling of sports licensed products, memorabilia and acrylic display cases via multiple channels; including internet, brick & mortar, catalogue, kiosks and trade shows. The Company is also in the business of athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout North America.

Principals of Consolidation

The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Cash

Cash is defined as highly liquid investments with original maturities of three months or less and consist of amounts held as bank deposits.

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations and recently, some web syndication clients, and credit card transactions from the internet division. The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set at an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of December 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $26 and $34, respectively.

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

The Company had approximately $1,028 in unshipped orders as of December 31, 2010.

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

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. For the years ended December 31, 2010 and December 31, 2009, these expenses were $5,806 and $5,876, respectively.

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

The Company applied the provisions of ASC Topic 350 beginning on April 1, 2001 and during the years ended December 31, 2010 and December 31, 2009, performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and determined no impairment was necessary.

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

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Financial instruments consist principally of cash, accounts receivable, bank line of credit, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Earnings per share:

Earnings per share are reported pursuant to the provisions of FASB ASC 210. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as the effect would be anti-dilutive. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	2010	2009
Basic weighted-average common shares outstanding	40,715,535	37,537,838
Dilutive effect of stock plans and other options	920,876	86,714
Dilutive weighted-average shares outstanding	41,636,411	37,624,552

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

For the year ended December 31, 2010, the Company recorded $40 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expense in the Company’s Consolidated Statement of Operations. This expense was offset by a $16 deferred tax benefit for non-qualified share–based compensation. For the year ended December 31, 2009, the Company recorded $260 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expenses in the Company’s Consolidated Statement of Operations. This expense was offset by a $104 deferred tax benefit for non-qualified share-based compensation.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2010, no impairment has been necessary.

Subsequent Events

The Company has evaluated subsequent events through the time of the filing of these consolidated financial statements. No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in these financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

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

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2. Acquisitions

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

The Company acquired a 51% membership interest in The Comet Clothing Company, LLC. There was no consideration paid for this ownership.

The Company acquired certain assets from Kansas State Bank under an Asset Purchase Agreement that were previously owned by CMS. The Company’s consideration to Kansas State Bank for these assets included $628 in cash, and the assumption of a $500 note bearing interest at 6.5%. In addition, the Company made some advances on behalf of CMS owners towards various debt obligations. These advances will be earned off with future payroll, earned performance bonuses and upon meeting specific milestones relating to the growth of the Company’s collegiate business.

3. Concentration of Credit Risk

Cash

The Company maintains cash accounts in financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At times, cash balances may be in excess of the amounts insured by the FDIC. The Company had not experienced any losses in such accounts during the year ended December 31, 2010.

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

4. Inventories

The components of inventories as of:

	December 31, 2010	December 31, 2009
Raw materials	$397	$393
Work in process	66	80
Finished goods, net	32,146	26,120

Total	$32,609	$26,593

The reserve for slow moving inventory was $530 at December 31, 2010 and $470 at December 31, 2009.

5. Property and Equipment

The components of property and equipment as of:

	December 31, 2010	December 31, 2009
Leasehold improvements	$2,464	$2,108
Machinery and equipment	1,470	1,218
Office and other equipment and fixtures	1,505	1,338
Transportation equipment	84	72
Computer Software	4,239	3,333
Computer equipment	3,200	2,331

	12,962	10,400
Less accumulated depreciation	(7,424)	(5,746)

	$5,538	$4,654

The depreciation expense for the year ended December 31, 2010 was $1,676 and for the year ended December 31, 2009 was $1,516. An additional $158 was recognized as the write off of abandoned property during the year ended December 31, 2009.

6. Intangible Goodwill and Other

During the year ended December 31, 2010, there were no adjustments to goodwill. Goodwill was $8,650 for the years ended December 31, 2010 and December 31, 2009.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

The following table provides information about changes relating to intangible assets for the Year ended December 31, 2010 and December 31, 2009:

	December 31, 2010
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	1.75	325	(272)	53
Other	1.7	702	(35)	667
Trademarks	38	3,886	(190)	3,696

		4,913	(497)	4,416

Indefinite-lived intangible assets:
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		6,318	(497)	5,821

	December 31, 2009
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	2.3	325	(242)	83
Other	1.5	67	(19)	48
Trademarks	39	3,886	(92)	3,794

		4,238	(353)	3,925

Indefinite-lived intangible assets:
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		5,472	(353)	5,329

Amortization expense for the year ended December 31, 2010 was $144 and for the year ended December 31, 2009 was $145.

7. Line of Credit

On July 23, 2010, the Company successfully re-financed its senior debt with Comerica Bank as a result of a newly issued $20,000 senior secured credit facility provided by Regions Bank. At closing, $11,200 from the new line of credit was used to pay-off the outstanding balance with Comerica Bank. The interest rates on outstanding loan balances were reduced from 6.5% from the previous lender, to libor plus a 3.00 margin, or 3.34% for the new line of credit. The advance rates on the credit facility is 80% for eligible accounts receivable and 60% for eligible inventory. The new 3-year loan and security agreement is secured by all of the assets of the Company and its divisions. The Regions credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These financial covenants consist of a Fixed Charge Coverage Ratio and a Funded Debt to EBITDA Ratio.

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended December 31, 2010, the minimum required ratio is 1.2 to 1.0. The actual ratio was 1.39.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more , and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended December 31, 2010, the required ratio needs to be less than 2.5 to 1.0. The actual ratio was .52 to 1.00.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

8. Accrued Liabilities

Accrued liabilities consisted of the following at:

	December 31, 2010	December 31, 2009
Payroll costs (including bonuses and commissions)	$1,428	$511
Accrued royalties	520	196
Accrued site commissions	2,506	1,253
Other accrued expenses	4,810	2,623

	$9,264	$4,583

9. Notes Payable

Notes payable consists of the following at:

	December 31, 2010	December 31, 2009
Note payable to seller of Field of Dreams store; unsecured, due December 2009, monthly payments of $5,822 including interest at 7% annually.	—	31
Note payable, unsecured, due February 2011, monthly payments $7,320 including interest at 6.0% annually.	9	99
Note payable, unsecured, due January 2011, monthly payments of $8,247, including interest at 6% annually	15	104
Note payable, unsecured, due July 2012, with interest at 7%. There are no monthly payments due.	80	80
Note payable, unsecured, due July 2012, with interest at 7%. There are no monthly payments due.	220	220
Note payable, unsecured, due July 2012, with interest at 7%. There are no monthly payments due.	100	100
Note payable, unsecured, due July 2012, with interest at 7%. There are no monthly payments due.	200	200
Note payable, unsecured, due July 2012, with interest at 7%. There are no monthly payments due.	518	518
Note payable, unsecured, due April 2010, with interest at 5.5%	—	102
Note payable, unsecured, due April 2012, with no stated interest rate. Payments made annually now and until maturity between $100,000 and $300,000	375	575
Note payable, unsecured, due December 2015, quarterly payments
Of $25 plus interest at 6.5%.	500	—

	2,017	2,029
Less current portion	(323)	(1,116)

	$1,694	$913

Interest expense on the notes for the years ended December 31, 2010 was $90 and for December 31, 2009 was $121.

For notes that have no stated interest rates, the Company has imputed a rate of 6%.

The future payments on notes payable are as follows: (dollar amounts in thousands)

Calendar Year
2011	$323
2012	1,394
2013	100
2014	100
2015	100

Total future payments	$2,017

10. Stockholders’ Equity

Common Stock: As of December 31, 2010 and December 31, 2009, the Company had 100,000,000 and 100,000,000 shares authorized and 44,107,464 and 37,615,784 common shares issued and outstanding.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

In May 2010, the Company issued 1,428,570 shares of common stock and 285,714 warrants with an exercise price of $1.80, for a total consideration of $2,000 through a private placement memorandum. The investors also received a price protection provision for up to one-year from the closing, whereby should the Company effectuate an equity raise by offering new shares below $1.40 per share, they would be entitled to additional shares.

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

337,835 shares of common stock were issued in connection with stock options exercised during the twelve months ended December 31, 2010.

Preferred Stock: As of December 31, 2010 and December 31, 2009, the Company had 10,000,000 shares authorized and -0- preferred shares issued and outstanding for both periods.

Stock Options: The following table summarizes information about the stock options outstanding:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at December 31, 2008	486,748	.98
Granted	1,166,526	.42
Exercised	(87,573)	.41
Expired	(90,388)	1.49
Canceled	(9,668)	2.24

Outstanding at December 31, 2009	1,465,645	.57
Granted	119	.41
Exercised	(337,835)	.41
Expired	(50,000)	1.05
Canceled	—	—

Outstanding at December 31, 2010	1,077,929	.54

Options exercisable as of December 31, 2010 were 1,077,929 and as of December 31, 2009 were 1,443,474. There were 119 options granted during 2010. The weighted average fair value of options granted during the twelve months ended December 31, 2010 was $.41 and for December 31, 2009, was $.42.

As of December 31, 2010, vested options totaled 1,077,929 with an average price of $.54. Unvested options totaled 0. Total outstanding options that were “in the money” at December 31, 2010 were 1,069,596 with an average price per option of $.52. Of those options, the vested “in the money” options totaled 1,069,596 with an average price of $.52 and the “in the money” unvested options totaled 0.

During the twelve months ended December 31, 2010; there were 119 options granted, 50,000 options expired, 0 options cancelled, and 337,835 options exercised. The Company received $139 from exercised options during the period.

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

Options Breakdown by Range at 12/31/10

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	1,049,596	1.1	.48	1,049,596	.48
$1.20 to $2.75	28,333	.5	2.67	28,333	2.67
$.41 to $2.75	1,077,929	1.1	.54	1,077,929	.54

At December 31, 2010, exercisable options had aggregate intrinsic values of $2,703.

Warrants

In May 2010, the Company issued 285,714 warrants as part of a private common stock placement. The warrants are exercisable within 3 years of issuance at a strike price of $1.80 per share. Upon completion of the private placement the Company issued 50,000 additional warrants exercisable within three years of issuance at a strike price of $1.80 per share to a consultant for services rendered in connection with the procurement of funding. The 50,000 warrants were valued at approximately $40. The fair value of the warrants at the grant date was estimated using the Black Scholes models with the following assumptions made:

Risk free Rate	.45%
Dividend yield	0%
Volatility factor	100%
Expected life	1.8 years

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

11. Income Taxes

The components of the income tax provision (benefit) are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Current:
Federal tax expense/ (benefit)	$729	—
State tax expense/ (benefit)	3	9
Benefit of net operating loss	(437)	—

	295	9

Deferred:
Federal tax expense/ (benefit)	1,011	384
State tax expense/ (benefit)	57	318

	$1,068	$702

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	Year ended December 31, 2010	Year ended December 31, 2009
Current
Allowance for doubtful accounts	$10	$13
Inventory reserve	211	187
Inventory capitalization adjustment	971	778
Accrued expenses	148	90

	1,340	1,068
Long-term
Stock options	168	181
Federal and states NOL carry-forward	89	458
Capital loss carry-forward	—	187
Alternative Minimum Tax credit	163	163
Charitable contributions	—	21
Depreciation and amortization	(3,307)	(2,681)
Less valuation allowance	—	(187)

	$(2,887)	$(1,858)

FASB ASC 740-10 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $187 at December 31, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $187.

        Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of ASC 740-10-50, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2010. The tax years subject to examination by the taxing authorities are the years ended December 31, 2010, and December 31, 2009.

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

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2010 and December 31, 2009 is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Tax at U.S. statutory rate	34%	34%
State taxes, net of federal benefit	6	6
Non-deductible items	1	3
Other	8	38

	49%	81%

At December 31, 2010, the cumulative state(s) net operating loss carry-forward of approximately $1,529 exists, which will expire by 2030.

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

13. Commitments and Contingencies

Operating Leases

As of December 31, 2010, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next seven years and some contain provisions for certain annual rental escalations, and renewal options for additional periods. Rent expense is computed on the straight-line method over the lease term period.

The future aggregate minimum annual lease payments under the Company’s non-cancellable operating leases are as follows:

(dollar amounts in thousands)

Calendar Year
2011	$3,864
2012	3,309
2013	2,554
2014	1,584
2015	1,029
Thereafter	1,632

Total minimum lease commitments	$13,972

Rent expense charged to operations for the years ended December 31, 2010 and December 31, 2009, were $4,859 and $4,987, respectively. The Company was a named party in a breach of contract suit by a former landlord. The Company believes the claim is without merit and will defend itself vigorously. No outcome can be determined at this time.

Capital Leases

The Company has entered into capital leases for computer and warehouse equipment. The leases require monthly payments of approximately $8 and expire in 2011 through 2013. The interest rate on this capital leases range from 4%-12%. The Company’s obligations under capital leases as of December 31, 2010 are not significant.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Future minimum payments required under the capital leases consist of the following as of December 31, 2010:

Year Ending December 31,	Amount
2011	$97
2012	81
2013	12

Total	190
Less Amount representing interest	(21)

Present Value of net minimum lease payments	$169

Commitment under Retail Contract

As a result of the Retail Contract transfer from CMS to Dreams, Inc. effective September 1, 2010, Dreams was required to post a $600 irrevocable standby letter of credit for the benefit of The University of Texas to comply with certain terms and conditions of the agreement. In addition, the Company is required to make quarterly payments of $150 towards an annual minimum royalty figure of $600.

Future Contractual Payments to Athletes

As of December 31, 2010, the Company had several agreements with athletes to provide autographs in the future and the rights to produce and sell certain products. The autographs are received by the Company as a part of inventory products and resold throughout the Company’s distribution channels. The future aggregate minimum payments to athletes under contractual agreements are as follows:

Calendar Year
2011	$667
2012	666

Total	$1,333

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

The Retail Operations segment is multi-channel and features numerous Internet sites, catalogues, kiosks, and some traditional brick and mortar stores:

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of syndicated web sites including, but not limited to: www.aol.com, www.jcp.com, and www.philadelphiaeagles.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Catalogues

The Company publishes and distributes a FansEdge catalogue, a Baseball Hall of Fame catalogue and a Philadelphia Eagles catalogue two times a year.

Brick and Mortar

As of December 31, 2010, the Company owned and operated seven (7) Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and nine (9) FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

All of the Company’s revenue generated during the twelve months ended December 31, 2010 and December 31, 2009, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the years ended December 31, 2010 and December 31, 2009, was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2010
Net sales	$15,321	99,820	115,141
Intersegment net sales	(4,214)	(22)	(4,236)
Operating earnings	(776)	8,033	7,257
Total assets	18,299	42,029	60,328

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2009
Net sales	$15,730	73,711	89,441
Intersegment net sales	(4,260)	0	(4,260)
Operating earnings	342	4,797	5,139
Total assets	18,920	31,648	50,568

Reconciliation to consolidated amounts is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Revenues:
Total revenues for reportable segments	$115,141	$89,441
Other revenues	458	354
Eliminations of intersegment revenues	(4,236)	(4,260)

Total consolidated revenues	$111,363	$85,535

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

	Year ended December 31, 2010	Year ended December 31, 2009
Pre-tax earnings:
Total earnings for reportable segments	$7,257	$5,139
*Other (loss) / income	(3,368)	(3,010)
Interest (expense)	(1,185)	(1,268)

Total income before income taxes	$2,704	$861

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

16. Non-controlling Interest

Non-controlling interest represents the portion of equity that we do not own in the entity that we consolidate. We account for and report our non-controlling interest in accordance with the provisions under the Consolidation Topic of the FASB ASC 810. The Company has a 51% equity interest in The Comet Clothing Company, LLC, hence a 49% non-controlling interest. The Company has a controlling interest because of its management of The Comet Clothing Company, LLC.

As a result of our Asset Purchase Agreement with Pro-Star, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store; and 88.125% of the marketing venture known as “Stars Live 365”. The Company records all of the revenues generated from these operations and then records a “minority interest expense” representing the limited partners’ earned pro-rata share of the actual profits. The minority interest expense at December 31, 2010 was $3 and for December 31, 2009 was $3 and is included in accrued liabilities at year end. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three stores and Stars Live 365.

17. Valuation and Qualifying Accounts

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. The following table sets forth the change in each of those reserves for the years ended December 31, 2010 and December 31, 2009.

Allowance for accounts receivable
Balance as of December 31, 2009	$35
Provision	—
Write offs	9

Balance as of December 31, 2010	$26

18. Subsequent Events

In preparing the audited consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements. There were no material subsequent events that were identified that required recognition or disclosure in these financial statements.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

TWELVE MONTHS ENDED DECEMBER 31, 2010 QUARTERLY FINANCIAL INFORMATION (Unaudited)

Three Months Ended:	*December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net Sales	$60,663	$19,791	$14,366	$16,544
Cost of Goods Sold	32,494	10,346	7,823	9,054

Gross Profit	28,169	9,445	6,543	7,490
Operating Expenses	20,711	10,369	8,092	8,585

Operating Income/(Loss)	7,458	(924)	(1,549)	(1,095)
Interest Expense	201	225	414	345

Income (Loss) Before Taxes	7,257	(1,149)	(1,963)	(1,440)
(Provision) Benefit for income taxes	(3,156)	430	785	576

Net Income (loss)	4,101	(719)	(1,178)	(864)

Net income attributable to non controlling interest	19	17	—	—
Net income attributable to Dreams	4,120	(702)	—	—
Earnings (loss) per common share, basic	0.10	(0.02)	(0.03)	(0.02)
Earnings (loss) per common share, diluted	0.10	(0.02)	(0.03)	(0.02)

Weighted Average shares Outstanding:
Basic	40,715,535	42,848,303	38,267,107	37,641,321
Diluted	41,636,411	43,683,982	39,178,628	38,621,912

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

TWELVE MONTHS ENDED DECEMBER 31, 2009 QUARTERLY FINANCIAL INFORMATION (Unaudited)

Three Months Ended:	*December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net Sales	$43,272	15,226	12,192	14,845
Cost of Goods Sold	22,950	8,072	6,276	7,823

Gross Profit	20,322	7,154	5,916	7,022
Operating Expenses	14,245	8,034	7,494	8,496

Operating Income/(Loss)	6,077	(880)	(1,578)	(1,474)
Other Income (Expenses)	(7)	0	8	0
Interest Expense	482	413	197	175

Income (Loss) Before Taxes	5,588	(1,293)	(1,783)	(1,649)
(Provision) Benefit for income taxes	(2,587)	507	710	660

Net Income (loss)	3,001	(786)	(1,073)	(989)

Earnings (loss) per common share, basic	.08	(.02)	(.03)	(.03)
Earnings (loss) per common share, diluted	.08	(.02)	(.03)	(.03)

Weighted Average shares Outstanding:
Basic	37,545,576	37,534,911	37,528,214	37,528,214
Diluted	37,669,586	37,775,895	37,528,214	37,528,214

*	The Company’s business is seasonal and it generates a considerable portion of its revenues during the holiday quarter ending December 31. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Company

23.1	Consent of former Independent Auditors

23.2	Consent of Independent Auditors for S-3 registration filing

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)