Form 10-Q
period 2011-03-31
DREAMS INC
filed 2011-05-16
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2011 there were 44,632,487 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$190	$440
Accounts receivable, net	3,856	9,898
Inventories	33,638	32,609
Prepaid expenses and deposits	2,201	2,166
Deferred tax asset	1,340	1,340

Total current assets	$41,225	$46,453
Property and equipment, net	5,425	5,538
Deferred loan costs	210	234
Other intangible assets, net	5,681	5,821
Goodwill, net	8,650	8,650
Other assets	9	9

Total assets	$61,200	$66,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,520	$14,477
Accrued liabilities	4,342	9,264
Current portion of long-term debt	300	323
Borrowings against line of credit	12,667	1,128
Deferred credits	384	1,622

Total current liabilities	$23,213	$26,814
Long-term debt, less current portion	1,668	1,694
Capital lease obligation	148	168
Long-term deferred tax liability	2,034	2,887

Total Liabilities	$27,063	$31,563

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 44,632,487 and 44,107,464 shares as of March 31, 2011 and December 31, 2010, respectively	44,084	43,814
Treasury stock 38,400 issued as of March 31, 2011 and December 31, 2010	(46)	(46)
Accumulated deficit	(9,833)	(8,588)
Non-controlling interest in subsidiaries	(68)	(38)

Total stockholders’ equity	34,137	35,142

Total liabilities and stockholders’ equity	$61,200	$66,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Manufacturing/Distribution	$3,279	$2,843
Retail	20,224	13,523
Other - Fees	28	178

Total Revenues	$23,531	$16,544
Expenses:
Cost of sales-mfg/distribution	$1,884	$1,719
Cost of sales-retail	10,983	7,335
Operating expenses	12,026	8,136
Depreciation and amortization	642	449

Total Expenses	$25,535	$17,639

(Loss) from operations	(2,004)	(1,095)
Interest (expense), net	(124)	(345)

(Loss) before income taxes	$(2,128)	$(1,440)
Provision for income tax benefit	856	576

Net (loss)	$(1,272)	$(864)
Loss attributable to non-controlling interest	26	—
Net (loss) attributable to Dreams, Inc.	(1,246)	(864)

(Loss) per share:
Basic: (Loss) per share	$(0.03)	$(0.02)
Weighted average shares outstanding – Basic	44,493,881	37,641,321
Diluted: (Loss) per share	$(0.03)	$(0.02)
Weighted average shares outstanding – Diluted	45,107,192	38,621,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

Three Months Ending March 31, 2011 and 2010

(Dollars in Thousands)

	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities
Net (Loss)	$(1,246)	$(864)

Loss attributable to non-controlling interest	(26)	(2)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	501	414
Amortization	140	36
Loan cost amortization	24	90
Net loss from sale of property and equipment	20	—
Deferred tax benefit, net	(853)	(576)
(Increase) decrease in:
Accounts receivable	6,042	2,618
Inventories	(1,029)	(654)
Prepaid expenses and deposits	(35)	182
Increase (decrease) in:
Accounts payable	(8,962)	(5,398)
Accrued liabilities	(4,922)	(1,546)
Deferred revenues	(1,235)	(1,023)

Net cash (used in) operating activities	$(11,581)	$(6,723)
Cash Flows from Investing Activities
Purchase of property and equipment	(406)	(372)

Net cash (used in) investing activities	$(406)	$(372)
Cash Flows from Financing Activities
Proceeds from Line of Credit-Regions	39,393	24,660
Paydown on Line of Credit- Regions	(27,857)	(17,008)
Deferred loan costs	—	(228)
Proceeds from stock option exercise	270	18
Repayment of Capital lease	(20)	(17)
Repayment of Notes payable	(49)	(691)

Net cash provided by financing activities	$11,737	$6,734
Net (decrease) in cash	(250)	(361)
Cash at beginning of period	440	582

Cash at end of period	$190	$221

Cash paid for interest during the period	$100	$203

Cash paid for taxes during the period	$369	$—

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, for the calendar year ended December 31, 2010, filed with the SEC on March 30, 2011.

The accompanying condensed consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in FASB Accounting Standards Codification, ASC Topic 270 — Interim Reporting and reflect, in management’s opinion, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. Due to the seasonality of our business, the results of operations for such interim periods are not necessarily indicative of the results expected for future quarters or the full calendar year.

2.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Dreams, Inc. and its subsidiaries (collectively the “Company”) are principally engaged in the manufacturing, distribution and retailing of licensed sports products, sports & celebrity memorabilia and acrylic display cases through multiple distribution channels; including internet, brick & mortar, catalogue, kiosks, and trade shows. The Company is also in the business of athlete representation and corporate marketing of individual athletes. The Company’s customers are located throughout North America.

Principals of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Earnings per Share

For the three months ended March 31, 2011, weighted average shares outstanding for basic earnings per share purposes was 44,493,881. For the three months ended March 31, 2011, weighted average shares outstanding for diluted earnings per share purposes was 45,107,192. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the three months ended March 31, 2011 and March 31, 2010, the Company recorded $0 and $0 of pre-tax share-based compensation expense under Topic 718, recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $0 and $0 in a deferred tax benefit for non-qualified share-based compensation, respectively.

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

As of March 31, 2011, vested options totaled 538,661 with an average price of $.53. Unvested options totaled 0. Total outstanding options that were “in the money” at March 31, 2011 were 518,661 with an average price per option of $.45. Of those options, the vested “in the money” options totaled 518,661 with an average price of $.45 and the “in the money” unvested options totaled 0.

During the three months ended March 31, 2011 there were 12,501 options granted to replace options erroneously cancelled in a prior period, 26,746 options expired, no options cancelled, and 525,023 options exercised.

The following table summarizes the stock option activity from January 1, 2011, through March 31, 2011:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2011	1,077,929	$.41 - $2.75	$.54
Granted	12,501	.60	$.60
Expired	26,746	.60	$.60
Cancelled	0	—	$—
Exercised	525,023	$.41	$.52

March 31, 2011	538,661	$.41 - $2.75	$.53

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 3/31/2011

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	518,661	1.1	$.45	518,661	$.45
$1.20 to $2.75	20,000	.1	$2.64	20,000	2.64

$.41 to $2.75	538,661	1.1	$.53	538,661	$.53

At March 31, 2011, exercisable options had aggregate intrinsic values of $1,111.

Income Taxes

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of March 31, 2011, no impairment has been necessary.

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

The Retail Operations segment is multi-channel and features numerous Internet sites, catalogues and some traditional brick and mortar stores:

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of athlete and syndicated web sites including, but not limited to: www.NBCSports.com, www.JCP.com, and www.PhiladelphiaEagles.com. These e-commerce retailers sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

Catalogues

The Company publishes and distributes a FansEdge catalogue, a Baseball Hall of Fame catalogue and a Philadelphia Eagles catalogue two times per year.

Brick and Mortar

As of March 31, 2011, the Company owned and operated (5) five Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and (9) nine FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

All of the Company’s revenue generated during the three months ended March 31, 2011 and March 31, 2010, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the three month periods ended March 31, 2011 and March 31, 2010 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
March 31, 2011
Net sales	$4,496	$20,224	$24,720
Intersegment net sales	(1,217)	0	(1,217)
Operating (loss)	(168)	(542)	(710)
Total assets	18,521	37,615	56,136

March 31, 2010
Net sales	$3,560	$13,523	$17,083
Intersegment net sales	(717)	0	(717)
Operating (loss)	(86)	(358)	(444)
Total assets	18,888	29,113	48,011

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	3/31/11	3/31/10
Revenues:
Total revenues for reportable segment	$24,720	$17,083
Other revenues	28	178
Eliminations of intersegment	(1,217)	(717)

Total consolidated revenues	$23,531	$16,544
Pre-tax (loss):
Total operating (loss) for reportable segments	(710)	(444)
Other (loss)*	(1,294)	(651)
Less: Interest expense	124	345

Total consolidated (loss) before taxes	$(2,128)	$(1,440)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; listing exchange fees, Board of Director and Committee meeting expenses, professional fees, bank charges, certain insurance policy premiums, public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$414	$397
Work in process	92	66
Finished goods, net	33,132	32,146

Total	$33,638	$32,609

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2010 and resulted in no impairment losses. There has been no subsequent event that resulted in evaluation adjustments as of March 31, 2011.

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

The Company has certain contracts with some athletes which will require the Company to make minimum payments to these athletes over the next two years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

The Company leases its corporate offices, manufacturing, warehouse and distribution facilities along with its company-owned stores under operating leases with varying terms and lengths. Rent expense under these leases for the three months ended March 31, 2011 and March 31, 2010 were $1,359 and $1,184, respectively.

The Company leases certain computer and warehouse equipment under capital leases. The leases collectively require monthly payments of $8 and expire through 2013. Interest rates on capital leases range from 5% to 12%.

The Company was a named party in a breach of contract suit by a former landlord. The Company believes the claim is without merit and has defended itself vigorously. The parties are scheduled to go to trial in June 2011. No outcome can be determined at this time.

There currently exists a lockout of the NFL Players by the owners of the NFL Franchises, while both parties negotiate a new collective bargaining agreement. The previous agreement expired in March 2011. No assurances can be made that the parties will ultimately sign a new agreement. Should there be a continuation of the lock-out that impacts and results in the cancellation of regular season games, the Company may experience a decline in sales of NFL related products that it currently offers both online and offline to its customers.

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

On July 23, 2010, the Company successfully re-financed its senior debt with Comerica Bank as a result of a newly issued $20,000 senior secured credit facility provided by Regions Bank. At closing, $11,200 from the new line of credit was used to pay-off the outstanding balance with Comerica Bank. The interest rates on outstanding loan balances were reduced from 6.5% from the previous lender, to libor plus a 3.00 margin, or 3.34% for the new line of credit. The advance rates on the credit facility are 80% for eligible accounts receivable and 50% for eligible inventory for January, February and March; 55% for eligible inventory for April and May; and 60% for eligible inventory for June through December. The new 3-year loan and security agreement is secured by all of the assets of the Company and its divisions. The Regions credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These financial covenants consist of a Fixed Charge Coverage Ratio and a Funded Debt to EBITDA Ratio.

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended March 31, 2011, the minimum required ratio is 1.2 to 1.0. The actual ratio was 1.26 to 1.0.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more , and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended March 31, 2011, the required ratio needs to be less than 3.0 to 1.0. The actual ratio was 2.4 to 1.00.

10.	Non-Controlling Interest

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

As a result of our Asset Purchase Agreement with Pro-Stars, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store; and 88.125% of the marketing venture known as “Stars Live 365”. The Company records all of the revenues generated from these operations and then records a “minority interest expense” representing the limited partners’ earned pro-rata share of the actual profits. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three stores and Stars Live 365.

11.	Subsequent Events

In preparing the interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements.

In May 2011, the Company settled a claim involving an exclusive services agreement with an athlete client. The settlement amount of $475 was accrued for in its operating expenses at March 31, 2011.

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

Management’s Overview

Dreams, Inc., headquartered in Plantation, Florida, is a Utah Corporation formed on April 9, 1980, since our formation we have evolved into a technology driven, vertically integrated, multi-channel retailer focused on the sports licensed products industry. This has previously been accomplished, in part, via organic growth and strategic acquisitions. We believe our senior management and corporate infrastructure is well suited to acquire both large and small industry competitors, especially online.

Specifically, we are engaged in multiple aspects of the licensed sports products and autographed memorabilia industry through a variety of distribution channels.

We generate revenues principally from:

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our web syndication sites; (reported in retail segment)

•	Our nine (9) company-owned FansEdge stores; (reported in retail segment)

•	Our five (5) company-owned Field of Dreams stores; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the four (4) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes* (reported in other income).

*	revenues not material to the overall consolidated results.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $84,728 in

2010, placing us at number 198 in 2009 of the largest Internet retailers in the nation (2010 ranking is forthcoming). For the quarter ended March 31, 2011, the Internet division generated $16,788 in sales, up 52.6%, versus $11,000 in Internet sales generated in the first quarter in 2010. This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have completed a transformation to a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel.

The Company has drawn on a complete spectrum of competencies it has developed over the years to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, the Chicago Bulls, Majestic Athletic, NBC Sports and the Philadelphia Eagles, to name a few.

With the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by adding additional distribution channels for our products through our partner’s sites. This concurrent marketing effort is improving our inventory turns, increasing our absorption rates, and reducing overall inventory carrying costs. Our web syndication revenues for the quarter ended March 31, 2011, were up 51% to $5,778, with sixty (60) sites contributing, versus $3,825 in web syndication revenues for the same period last year when we ran fifty-three (53) sites. (The web syndication revenues illustrated here are included in our total Internet sales of $16,788.)

Commencing in June 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. (Our FansEdge store count is currently nine (9).) This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the FansEdge stores. Same store sales for our (6) six stores operating more than a year were up 78.0% as we continue to enhance the merchandise offerings and make overall operational improvements. Furthermore, we have begun to offer this suite of Multi-channel Retailing services to third parties who are seeking to add one or more distribution channels to their retail model.

Our proprietary eCommerce platform has also enabled us to fuel a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2010, and continuing through our first quarter of 2011, we experienced a range of 10% to 20% lift in our store sales attributed to the Kiosk. The Company is exploring joint venture deals with other retailers who could benefit by adding a broader range of merchandising options to their patrons by placing our Kiosks within their store footprint or integrating our technology feed into their own hardware. In fact, on February 7, 2011, JC Penney announced that they rolled out its Findmore® smart fixture (kiosk) to over 120 select stores across the country, featuring our Sports Fan Shop.

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

During the quarter ended March 31, 2011, we closed three (3) under-performing Field of Dreams stores as their lease terms came due and we chose not to renew. In addition, we chose to sublet another store and cease operating our Field of Dreams store. We will continue to monitor the results of the remaining stores to ensure that they are providing the Company with the desired results.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. In fact, for the quarter ended March 31, 2011, we experienced $10,678 for 61% organic growth online, about $6,600 for the same quarter last year with our company-owned brands, i.e. www.FansEdge.com. {This organic online figure of $10,678 is included in our total internet sales of $16,788]. Industry experts and analysts state that currently, only 7-8% of all retail sales are being conducted on-line and are anticipated to increase.

On the mChannel front, we plan to continue to invest in various initiatives to leverage mobile opportunities to acquire customers online and offline, conduct mobile commerce, enhance the in-store experience and connect with our customers even when they are not shopping. Currently, our e-commerce platform is mobile capable and with revenues transacted from mobile devices growing exponentially, this will become a more material part of our overall revenue stream. Towards the beginning of our fourth quarter 2011, we plan on releasing an enhanced mobile e-commerce experience that is fully optimized for intuitive shopping via a mobile device. After this release we expect mobile revenue to grow even faster. Additionally, we plan to continue to expand our various mobile oriented marketing programs that we use to acquire new customers and stimulate repeat purchasing from existing programs. Currently, we use programs such as local search, text alerts and other mobile oriented promotions. We also plan to use mobile to enhance our in-store experience such as using QR codes to allow in-store shoppers to access customer reviews, quickly see what other teams we have available in a particular style and to quickly see what sizes we might have online that we may not have in the store.

With the continued growth of our Web Syndication portfolio, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs. We believe there is significant opportunity in the marketplace to grow this model. However, with the success we are experiencing with our web syndication model, we will be seeking a more quality client and have and may continue to not-renew smaller accounts. Nevertheless, we were pleased to sign the MLS franchise Chicago Fire and the NBA franchise Charlotte Bobcats during the first quarter of 2011.

Towards the end of 2010, we acquired a 51% ownership stake in The Comet Clothing Company, LLC. This entity owns the rights to the Zubaz® brand, a line of casual sportswear with unique designs. Also, we consummated a purchase agreement for certain assets previously owned by Collegiate Marketing Services (CMS). The principal asset is the retail contract with the University of Texas for the management of both the official online store and all campus event sales. Both of these initiatives were strategic in nature for the Company. We have now added the ability to manufacture soft goods (apparel) within the organization and will seek to produce some of the items that will be featured on many of our online shops and our partners’ eCommerce sites. This should improve our overall gross margins. In addition, with our team providing game-day/stadium sales for the University of Texas, and effective March 26, 2011 for the Chicago Fire, we are able to deliver a comprehensive retail solution to current and prospective clients that are looking for a provider who excels at eCommerce and in-stadium operations and merchandising.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2010, no impairment has been necessary. As of March 31, 2011 there have been no circumstances that would yield an impairment.

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

	March 31, 2011	December 31, 2010
Accounts receivable	$3,882	$9,924
Allowance for doubtful accounts	26	26

Accounts receivable, net	$3,856	$9,898

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

	March 31, 2011	December 31, 2010
Inventory	$34,168	$33,139
Reserves for inventory obsolescence	530	530

Inventory, net	$33,638	$32,609

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2010 in accordance with Topic 350-20-35, resulted in no impairment losses. As of March 31, 2011, there was no impairment to goodwill.

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

The Company had approximately $348 in orders not yet shipped as of March 31, 2011.

Three Months Ended March 31, 2011 versus the Three Months Ended March 31, 2010

Revenue. Total revenues increased 42.2% to $23,531 for the three months ended March 31, 2011, compared to $16,544 for the three months ended March 31, 2010. This increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned Field of Dreams stores due to fewer stores operating in the comparable period. Online sales continue to represent the fastest growing area of the Company and will remain its primary focus.

Manufacturing/Distribution revenues increased 26.2% to $4,496 for the three months ended March 31, 2011, compared to $3,560 for the three months ended March 31, 2010. Net revenues (after eliminating intercompany sales) increased 15.3% to $3,279 for the three months ended March 31, 2011, from $2,843 for the three months ended March 31, 2010. The Company generated more revenue during its March Sports Collectible and Trade Show than it did during the same show in 2010.

Retail channel revenues increased 50.0% to $20,224 for the three months ended March 31, 2011, from $13,523 for the three months ended March 31, 2010. The increase was principally driven by considerably higher revenues generated online and increased revenues produced at our FansEdge stores, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Our internet retail division revenues increased 52.6% to $16,788 during the first three months of 2011, versus $11,000 for the three months ended March 31, 2010. The increase is a result of our www.FansEdge.com and web syndication growth. We experienced $10,678 for 61% organic growth online with our company-owned brands and $5,778 for 51% growth from web syndication sales. {$10,678 plus $5,778 plus 332 (other) equals our total internet revenue of $16,788}.

•

FansEdge stores - Retail revenues generated through our nine (9) FansEdge stores increased 111.0% to $1,175 for the first three months of 2011, from $556 for the three months ended March 31, 2010 when we had six (6) stores operating. Same store sales were up 78% as we continue to make operational improvements and enhance our merchandise offerings and market our in-store kiosks.

•

Field of Dreams® stores - Retail revenues generated through our five (5) company-owned Field of Dreams stores decreased 8.6% to $1,796 for the first three months of 2011, from $1,967 for the three months ended March 31, 2010 when we had nine

(9) stores operating during the period. We had (3) three Company-owned stores that operated for a portion of the period, that ultimately were closed during the period. Also, we had (1) one store cease operating and entered into a sublet arrangement. However, same store sales for the go-forward (5) five Company-owned stores were up 19.0% and had a four-wall contribution before depreciation of $50.

•

Stadium Sales- Retail revenues generated through stadium sales was $465 for the current period. This is a new channel for the Company and consists of the stadium/venue sales at the University of Texas; and as of March 26, 2011, the MLS franchise Chicago Fire.

Costs and expenses. Total cost of sales for the three months ended March 31, 2011, increased 42.1% to $12,867, versus $9,054 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 54.7% for the three months ended March 31, 2011, versus 54.7% for the three months ended March 31, 2010.

Cost of sales of manufacturing/distribution products increased 9.6% to $1,884 for the three months ended March 31, 2011, from $1,719 for the three months ended March 31, 2010. As a percentage of manufacturing/distribution revenues, cost of sales was approximately 57.4% versus 60.2% for the three months ended March 31, 2010. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 69% for the three months ended March 31, 2011, compared to 68.4% for the three months ended March 31, 2010.

Cost of sales of retail products increased 49.7% to $10,983 for the three months ended March 31, 2011, from $7,335 for the three months ended March 31, 2010. The increase is a result of higher overall retail sales and about $123 in margin erosion due to the closing of some Field of Dreams stores in the period. As a percentage of total retail sales, costs were 54.3% for the three months ended March 31, 2011, versus 54.2% for the same period last year.

Operating expenses were up 48.1% at $12,026 for the three months ended March 31, 2011, compared to $8,136 for the three months ended March 31, 2010. The increase in operating expenses is a result of higher sales and approximately $890 in one-time cash and non-cash charges included in the period. These charges consist of certain legal expenses, settlements and related costs outside our normal course of business, severance costs, write-offs of lease-hold improvements and write-offs of some pre-paid autographs. As a percentage of sales, operating expenses were 51.1% for the three months ended March 31, 2011, compared to 49.1% for the three months ended March 31, 2010. However, if you back out these one-time charges of $890 for the current period and $105 for the comparable period in 2010, operating expenses as a percentage of sales would have been 47.3% for the current period and 48.5% for the same quarter last year.

Interest expense, net. Net interest expense was $124 for the three months ended March 31, 2011, versus $345 for the three months ended March 31, 2010. Effective July 23, 2010, the Company re-financed its senior revolving credit facility at greatly reduced rates.

Provision for income taxes. The Company recognized an income tax benefit of $856 for the three months ended March 31, 2011, versus an income tax benefit of $576 for the three months ended March 31, 2010. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of March 31, 2011 and March 31, 2010. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the three months ended March 31, 2011, are the cash flows generated daily from our operating subsidiaries, availability under our $20,000 senior revolving credit facility and available cash.

The balance sheet as of March 31, 2011 reflects working capital of $18,012 versus working capital of $19,645 at December 31, 2010. At March 31, 2011, the Company’s cash was $190, compared to $440 at December 31, 2010. The Company is not negatively impacted by the cash balance of $190 as it has sufficient access to capital under its revolving credit facility with its senior lender. Net accounts receivable at March 31, 2011 were $3,856, compared to $9,898 at December 31, 2010.

Use of Funds

Cash used in operations amounted to $11,581 for the three months ended March 31, 2011, compared to $6,723 cash used in operations during the same period of 2010. The Company used $7,000 more of its cash during the current period versus the comparable period to reduce its obligations and liabilities to vendors and other parties.

Cash used in investing activities was $406 for the three months ended March 31, 2011, compared to $372 cash used in investing activities for the same period of 2010.

Cash provided by financing activities was $11,757 for the three months ended March 31, 2011, versus $6,734 cash provided by financing activities for the same period in 2010.

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

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended March 31, 2011, the minimum required ratio is 1.2 to 1.0. The actual ratio was 1.26 to 1.0.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more , and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended March 31, 2011, the required ratio needs to be less than 3.0 to 1.00. The actual ratio was 2.4 to 1.00.

In an effort to align expenses more closely with anticipated revenues at our Sports & Celebrity Manufacturing division, the Company has closed its Chicago, IL based satellite facility effective April 1, 2011. The associated expense savings will be about $500 on an annual basis. In addition, the Company is targeting a June 2011 closing of a smaller satellite office in Denver, CO to provide additional savings for this division.

In order to support its considerable online growth, the Company is finalizing a satellite warehouse/distribution center in June or July of this year in the Chicago market to increase capacity. The new space is approximately 120,000 sq ft with a monthly occupancy cost of about $35.

Analysis

In order to properly fund our growth and leverage each of the opportunities that the Company is delivering to its environment, it was determined that a strengthening of the balance sheet through a $2,000 private placement and subsequently, a $6,000 sale of newly issued common shares was prudent. These equity raises were completed in May 2010 and July 2010, respectively. The Company was also successful in re-financing its senior debt on July 23, 2010 that has significantly reduced its cost of capital, thus, providing the Company with meaningful interest expense savings.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Executive Officer

May 16, 2011.

By:	/s/ Dorothy Sillano
Dorothy Sillano, Chief Financial Officer,
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)