Form 10-Q
period 2011-06-30
DREAMS INC
filed 2011-08-15
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2011 there were 44,632,987 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$314	$440
Accounts receivable, net	3,815	9,898
Note receivable, current	47	—
Inventories	35,146	32,609
Prepaid expenses and deposits	2,315	2,166
Deferred tax asset	1,243	1,340

Total current assets	$42,880	$46,453
Property and equipment, net	5,793	5,538
Deferred loan costs	186	234
Note Receivable	243	—
Other intangible assets, net	5,936	5,821
Goodwill, net	8,650	8,650
Other assets	9	9

Total assets	$63,697	$66,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,990	$14,477
Accrued liabilities	3,496	9,264
Current portion of long-term debt	275	323
Borrowings against line of credit	18,564	1,128
Deferred credits	383	1,622

Total current liabilities	$28,708	$26,814
Long-term debt, less current portion	1,468	1,694
Capital lease obligation	128	168
Long-term deferred tax liability	886	2,887

Total Liabilities	$31,190	$31,563

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 44,632,987 and 44,107,464 shares as of June 30, 2011 and December 31, 2010, respectively	44,105	43,814
Treasury stock 38,400 issued as of June 30, 2011 and December 31, 2010	(46)	(46)
Accumulated deficit	(11,442)	(8,588)
Non-controlling interest in subsidiaries	(110)	(38)

Total stockholders’ equity	32,507	35,142

Total liabilities and stockholders’ equity	$63,697	$66,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Manufacturing/Distribution	$5,131	$4,661	$1,849	$1,819
Retail	36,966	25,966	16,741	12,455
Other - Fees	80	283	53	92

Total Revenues	$42,177	$30, 910	$18,643	$14,366
Expenses:
Cost of sales-mfg/distribution	$2,962	$2,740	$1,076	$1,022
Cost of sales-retail	20,196	14,136	9,213	6,801
Operating expenses	22,289	15,777	10,254	7,641
Depreciation and amortization	1,312	900	674	451

Total Expenses	$46,759	$33,553	$21,217	$15,915

(Loss) from operations	(4,582)	(2,643)	(2,574)	(1,549)
Interest (expense), net	(322)	(759)	(198)	(414)

(Loss) before income taxes	(4,904)	(3,402)	(2,772)	(1,963)
Other income	71	—	71	—
Provision for income tax benefit	1,907	1,362	1,049	785

Net (loss)	$(2,926)	$(2,040)	$(1,652)	$(1,178)
Loss attributable to non controlling interest	72	—	44	—
Net (loss) attributable to Dreams, Inc	$(2,854)	$(2,040)	$(1,608)	$(1,178)

(Loss) per share:
Basic: (Loss) per share	$(0.06)	$(0.05)	$(0.04)	$(0.03)
Weighted average shares outstanding – Basic	44,563,624	37,955,943	44,632,604	38,267,107
Diluted: (Loss) per share	$(0.06)	$(0.05)	$(0.04)	$(0.03)
Weighted average shares outstanding – Diluted	45,107,886	38,901,624	45,088,132	39,178,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and June 30, 2010 (unaudited)

(Dollars in Thousands)	6 month ended June 30, 2011	6 months ended June 30, 2010

Cash Flows from Operating Activities
Net (Loss)	$(2,854)	$(2,040)
Non controlling interest	(72)	—
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	1,030	828
Amortization	285	72
Loan cost amortization	56	206
Net loss from sale of property and equipment	20	—
Warrants issued for services	—	40
Stock based compensation	20	—
Deferred tax benefit, net	(1,904)	(1,362)
(Increase) decrease in:
Accounts receivable	6,083	2,829
Inventories	(2,537)	(1,988)
Prepaid expenses and deposits	(475)	(69)
Increase (decrease) in:
Accounts payable	(8,487)	(5,224)
Accrued liabilities	(5,768)	(1,505)
Deferred revenues	(1,239)	(740)

Net cash (used in) operating activities	(15,842)	(8,953)
Cash Flows from Investing Activities
Purchase of intangibles	(200)	—
Purchase of property and equipment	(1245)	(607)
Proceeds received from note receivable	38	—

Net cash (used in) investing activities	(1,407)	(607)
Cash Flows from Financing Activities
Proceeds from Line of Credit	65,898	42,559
Pay down on Line of Credit	(48,723)	(34,008)
Deferred loan costs	(8)	(338)
Proceeds from stock option exercise	271	54
Proceeds from stock & warrant issuance	—	2,000
Repayment of Capital lease	(41)	(26)
Repayment of Notes payable	(274)	(755)

Net cash provided by financing activities	17,123	9,486
Net (decrease) increase in cash	(126)	(74)
Cash at beginning of period	440	582

Cash at end of period	$314	$508

Cash paid for interest during the period	$67	$419

Cash paid for taxes during the period	$367	$—

Supplemental Disclosure of Non Cash Financing Activity
Borrowings on Capital Lease	—	50
Advances to athlete client converted to note receivable	328	—
Intangibles purchased through notes payable	200	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Earnings per Share

For the six months ended June 30, 2011, weighted average shares outstanding for basic earnings per share purposes was 44,563,624. For the six months ended June 30, 2011, weighted average shares outstanding for diluted earnings per share purposes was 45,107,886. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the three months ended June 30, 2011, weighted average shares outstanding for basic earnings per share purposes was 44,632,604. For the three months ended June 30, 2011, weighted average shares outstanding for diluted earnings per share purposes was 45,088,132. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the six months ended June 30, 2011 and June 30, 2010, the Company recorded $20 and $0 of pre-tax share-based compensation expense under Topic 718, recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $8 and $0 in a deferred tax benefit for non-qualified share-based compensation, respectively.

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

As of June 30, 2011, vested options totaled 587,661 with an average price of $.67. Unvested options totaled 278,000. Total outstanding options that were “in the money” at June 30, 2011 were 865,661 with an average price per option of $1.21. Of those options, the vested “in the money” options totaled 587,661 with an average price of $.67 and the “in the money” unvested options totaled 278,000.

During the six months ended June 30, 2011; there were 360,001 options granted, 46,746 options expired, no options cancelled, and 525,523 options exercised.

The following table summarizes the stock option activity from January 1, 2011, through June 30, 2011:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2011	1,077,929
Granted	360,001	$ .60 - 2.35	$2.29
Expired	(46,746)	.41 - 2.75	1.21
Cancelled	—	—	—
Exercised	(525,523)	$ .41 - .60	$.55

June 30, 2011	865,661	$ .41 - 2.75	$1.21

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 6/30/2011

	Outstanding		Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	518,661	1.0	$.45	518,661	$.45
$1.20 to $2.75	347,000	4.8	$2.35	69,000	$2.35

$.41 to $2.75	865,661	2.5	$1.21	587,661	$.67

At June 30, 2011, exercisable options had aggregate intrinsic values of $1,219.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of June 30, 2011, no impairment has been necessary.

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

The Retail Operations segment is multi-channel and features numerous Internet sites, catalogues, stadium and some traditional brick and mortar stores:

All of the Company’s revenue generated during the six and three months ended June 30, 2011 and June 30, 2010, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the six and three month periods ended June 30, 2011 and June 30, 2010 was as follows:

Six Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
June 30, 2011
Net sales	$7,175	$36,966	$44,141
Intersegment net sales	(2,044)	—	(2,044)
Operating (loss)	(759)	(1,708)	(2,467)
Total assets	$19,019	41,253	60,271

June 30, 2010
Net sales	$6,208	$25,966	$32,174
Intersegment net sales	(1,547)	—	(1,547)
Operating (loss)	(444)	(689)	(1,133)
Total assets	$18,459	$30,828	$49,287

Reconciliation to consolidated amounts is as follows:

	Six-Months Ended
	6/30/11	6/30/10
Revenues:
Total revenues for reportable segment	$44,141	$32,174
Other revenues	80	283
Eliminations of intersegment	(2,044)	(1,547)

Total consolidated revenues	$42,177	$30,910

Pre-tax (loss):
Total operating (loss) for reportable segments	$(2,467)	$(1,133)
Other (loss)*	(2,115)	(1,510)
Less: Interest expense	322	759

Total consolidated (loss) before taxes	$(4,904)	$(3,402)

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
June 30, 2011
Net sales	$2,679	$16,741	$19,420
Intersegment net sales	(830)	—	(830)
Operating (loss)	(592)	(1,166)	(1,758)
Total assets	$19,019	$41,253	$60,271

June 30, 2010
Net sales	$2,648	$12,455	$15,103
Intersegment net sales	(829)	—	(829)
Operating (loss)	(358)	(332)	(690)
Total assets	$18,459	$30,828	$49,287

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	6/30/11	6/30/10
Revenues:
Total revenues for reportable segment	$19,420	$15,103
Other revenues	53	92
Eliminations of intersegment	(830)	(829)

Total consolidated revenues	$18,643	$14,366

Pre-tax (loss):
Total operating (loss) for reportable segments	(1,758)	(690)
Other (loss)*	(816)	(859)
Less: Interest expense	198	414

Total consolidated (loss) before taxes	$(2,772)	$(1,963)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; professional fees, bank charges; certain insurance policy premiums, public relations/investor relations expenses.

4.	Note Receivable

On April 1, 2011 the Company converted advances totaling $328 to an athlete client into a note receivable maturing on December 31, 2013. The terms of the note call for repayments of $84 through December 31, 2011 and $122 in years two and three. These amounts can be repaid in the form of services, receipt of autographed products and player appearances. At June 30, 2011 the current portion of the note receivable balance was $47 and the long-term portion was $243

5.	Inventories

The components of inventories are as follows:

	June 30, 2011	December 31, 2010
Raw materials	$396	$397
Work in process	86	66
Finished goods, net	34,664	32,146

Total	$35,146	$32,609

6.	Goodwill and Unamortized Intangible Assets

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2010 and resulted in no impairment losses. There has been no subsequent event that resulted in evaluation adjustments as of June 30, 2011.

7.	Acquisitions

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

On April 18, 2011, the Company through its 51% owned subsidiary, executed an Asset Purchase Agreement (“APA”) to acquire the trademarks and web domain of the “Zubaz” brand name. The total purchase price stated in the APA was $400, of which $200 was paid upon execution and the remainder shall be paid on January 6, 2012. The Company is the guarantor for the remaining balance to be paid on behalf of the subsidiary. The unpaid balance of $200 is included in accrued expenses at June 30, 2011.

Management has determined the value of the trademarks to be $300 and the value of the domain name to be $100. The domain name was estimated to have a useful life of five years.

8.	Commitments and Contingencies

The Company has certain contracts with several athletes which will require the Company to make minimum payments to these athletes over the next two years. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

The Company leases its corporate offices, manufacturing, warehouse and distribution facilities along with its company-owned stores under operating leases with varying terms and lengths. Rent expense under these leases for the six and three months ended June 30, 2011 and June 30, 2010 were $2,627, $2,342 and $1,359, $1,157, respectively.

The Company leases certain computer and warehouse equipment under capital leases. The leases collectively require monthly payments of $8 and expire through 2014. Interest rates on the capital leases range from 3% to 10%.

The Company was a named party in a breach of contract suit brought by a former landlord. The Company believes the claim is without merit and has defended itself vigorously. The parties are scheduled to go to trial in October 2011. No outcome can be determined at this time.

9.	New Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

10.	Line of Credit

Effective July 7, 2011, the Company executed a Second Amendment to its Loan and Security Agreement with its senior lender, Regions Bank. As a result, the Company filed a form 8-K on Monday, July 11, 2011 whereby it disclosed that its credit facility was increased immediately to $25,000, with the facility increasing to $27,500 for the months October thru December. In addition, the interest rate was reduced from libor plus a 3.00% margin, to libor plus a 2.50% margin.

By way of background, on July 23, 2010, the Company successfully re-financed its senior debt with Comerica Bank as a result of a newly issued $20,000 senior secured credit facility provided by Regions Bank. At closing, $11,200 from the new line of credit was used to pay-off the outstanding balance with Comerica Bank. The interest rates on outstanding loan balances were reduced from 6.5% from the previous lender, to libor plus a 3.00% margin, or 3.34% for the new line of credit. The advance rates on the credit facility are 80% for eligible accounts receivable and 50% for eligible inventory for January, February and March; 55% for eligible inventory for April and May; and 60% for eligible inventory for June through December. The new 3-year loan and security agreement is secured by all of the assets of the Company and its divisions. The Regions credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These financial covenants consist of a Fixed Charge Coverage Ratio and a Funded Debt to EBITDA Ratio.

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended June 30, 2011, the Company was not subjected to a minimum ratio.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more, and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended June 30, 2011, the required ratio needs to be less than 4.00 to 1.00. The actual ratio was 3.80 to 1.00.

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

In preparing the interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements. As discussed in Note 10, on July 7, 2011, the Company amended its credit facility with Regions Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital including the continuing availability of our credit facility with Regions Bank or a similar facility with another financial institution; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

We generate revenues principally from:

•	Our e-commerce component featuring www.FansEdge.com and others; (reported in retail segment)

•	Our web syndication sites; (reported in retail segment)

•	Our ten (10) company-owned FansEdge stores; (reported in retail segment)

•	Our five (5) company-owned Field of Dreams stores; (reported in retail segment)

•	Our catalogues; (reported in retail segment)

•	Our running of game-day/stadium operations; (reported in retail segment)

•	Our manufacturing/distribution of sports memorabilia products, custom acrylic display cases and framing; (reported in mfg/wholesale segment)

•	Our running of sports memorabilia /collectible trade shows; (reported in mfg/wholesale segment)

•	Our franchise program through the four (4) Field of Dreams franchise stores presently operating*; (reported in other income) and

•	Our representation and corporate marketing of individual athletes* (reported in other income).

*	revenues not material to the overall consolidated results.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $84,728 in 2010, placing us at number 181ranking of the largest Internet retailers in the nation.

For the six and three months ended June 30, 2011, our online sales grew 46.4% to $29,661 and 39.2% to $12,873, respectively over the same six and three month periods in 2010. This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have completed a transformation to a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel.

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

With the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by adding additional distribution channels for our products through our partner’s sites. This concurrent marketing effort is improving our inventory turns, increasing our absorption rates, and reducing overall inventory carrying costs. Our web syndication revenues for the six months ended June 30, 2011, were up 48.3% to $10,318, with sixty-seven (67) sites contributing, versus $6,955 in web syndication revenues for the same six month period in 2010 when we ran fifty-three (53) sites. (The web syndication revenues illustrated here are included in our total Internet sales of $29,661 for the first six months of 2011.) For the three months ended June 30, 2011, our web syndication revenues were up 45.0% to $4,540, with sixty-seven (67) sites contributing, versus $3,130 for the same three month period in 2010 with fifty-three (53) sites. (The web syndication revenues illustrated here are included in our total Internet sales of $12,873 for the second quarter ended June 30, 2011.) Our organic growth online for the Company-owned brands was 45.3% for the six months ended June 30, 2011 and 36.2% for the three months ended June 30, 2011.

Commencing in June 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. (Our FansEdge store count is currently ten (10).) This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the FansEdge stores. Same store sales for our (6) six stores operating more than a year were up 6.0% for the first six months of 2011; and down 21.9% for the quarter ended June 30, 2011 as we were measuring up against the Chicago Blackhawks NHL Stanley Cup victory during the comparable quarter in 2010. We are continuing to enhance the merchandise offerings and make overall operational improvements to these stores. We have begun to offer this suite of Multi-channel Retailing services to third parties who are seeking to add one or more distribution channels to their retail model.

Our proprietary eCommerce platform has also enabled us to fuel a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2010, and continuing through our first six months of 2011, we experienced a range of 10% to 20% lift in our store sales attributed to the Kiosk. The Company is exploring joint venture deals with other retailers who could benefit by adding a broader range of merchandising options to their patrons by placing our Kiosks within their store footprint or integrating our technology feed into their own hardware. In fact, on February 7, 2011, JC Penney announced that they rolled out its Findmore® smart fixture (kiosk) to over 120 select stores across the country, featuring our Sports Fan Shop.

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

With the continued growth of our Web Syndication business model, which grew from 50 clients in 2009, to 67 currently and revenues from syndication growing from $3,000 in 2008 to over $34,000 in 2010 and 2011 projected to be considerably higher, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs.

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

With the continued growth of our Web Syndication portfolio, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs. We believe there is significant opportunity in the marketplace to grow this model. However, with the success we are experiencing with our web syndication model, we will be seeking a more quality client and have and may continue to not-renew smaller accounts. Nevertheless, we were pleased to sign the MLS franchise Chicago Fire and the NBA franchises Charlotte Bobcats and Golden State Warriors, along with Purdue University during the first six months of 2011.

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

In March of 2011, the NFL instituted a lock-out of its players while the two sides sought to come to terms with a new collective bargaining agreement. On July 25, 2011, the two sides announced a new 10-year deal and the lock-out was lifted. Despite the lock-out, the Company was able to grow its NFL related product sales by 10% for the quarter ended June 30, 2011, versus the same quarter in 2010.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2010, no impairment has been necessary. As of June 30, 2011 there have been no circumstances that would yield impairment.

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

	June 30, 2011	December 31, 2010
Accounts receivable	$3,850	$9,924
Allowance for doubtful accounts	35	26

Accounts receivable, net	$3,815	$9,898

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

	June 30, 2011	December 31, 2010
Inventory	$35,676	$33,139
Reserves for inventory obsolescence	530	530

Inventory, net	$35,146	$32,609

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2010 in accordance with Topic 350-20-35, resulted in no impairment losses. As of June 30, 2011, there was no impairment to goodwill.

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

The Company had approximately $263 in orders not yet shipped as of June 30, 2011.

Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010

Revenue. Total revenues increased 36.5% to $42,177 for the six months ended June 30, 2011, compared to $30,910 for the six months ended June 30, 2010. This increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned Field of Dreams stores due to fewer stores operating in the comparable period.

Manufacturing/Distribution revenues increased 15.6% to $7,175 for the six months ended June 30, 2011, compared to $6,207 for the six months ended June 30, 2010. Net revenues (after eliminating intercompany sales) increased 10.0% to $5,131 for the six months ended June 30, 2011, from $4661 for the six months ended June 30, 2010. The increase in manufacturing/distribution revenues for the period was attributed to a robust outcome from its March 2011 Sports Collectible Trade Show held in Chicago.

Retail channel revenues increased 42.4% to $36,966 for the six months ended June 30, 2011, from $25,966 for the six months ended June 30, 2010. The increase was principally driven by higher revenues generated online with an increase in sales activity at our FansEdge stores, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Retail revenues from our internet division increased 46.4% to $29,661during the first six months of 2011, versus $20,266 for the six months ended June 30, 2010. The increase is a result of organic growth with our owned sites featuring www.FansEdge.com and our growing web syndication portfolio. In fact, organic growth for the current six month period was over 45.0% with $19,343 in revenues, versus $13,311 for the same six month period in 2010. Syndication sales growth was equally impressive at 48.3% with $10,318 in revenues for the current six month period, versus $6,955 in syndication sales for the same six month period in 2010.

•

FansEdge stores - Retail revenues generated through our ten (10) FansEdge stores increased 29.2% to $2,605 for the first six months of 2011, from $2,016 for the six months ended June 30, 2010 when we had six (6) stores operating. Same store sales for locations operating more than 1-year were up 6.0%, with $1,986 in sales for the current six month period, versus $1,872 in sales for the same six month period in 2010. The aggressive store growth witnessed in the first quarter of 2011 has been reduced in the second quarter of 2011 due to the fact that the stores were be measured against the Chicago Blackhawks Stanley Cup victory in June 2010. During that period the stores experienced robust sales activity.

•

Field of Dreams stores - Retail revenues generated through our five (5) company-owned Field of Dreams stores decreased 5.3% to $3,488 for the first six months of 2011, from $3,684 for the six months ended June 30, 2010. We had nine (9) stores operating during the first six months of 2010. However, same store sales were up 15.5% with $3,117 in sales for the current six month period, versus $2,697 in sales for the same six month period in 2010.

•

Stadium sales – Retail revenues generated through stadium sales was $1,212 for the first six months of 2011. This is a new channel for the Company and currently consists of stadium/venue sales at the University of Texas; and as of March 26, 2011, the MLS franchise Chicago Fire at their home stadium, Toyota Park.

Costs and expenses. Total cost of sales for the six months ended June 30, 2011, increased 37.2% to $23,158, versus $16,876 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 54.9% for the six months ended June 30, 2011, versus 54.5% for the same period last year.

Cost of sales of manufacturing/distribution products increased 8.1% to $2,962 for the six months ended June 30, 2011, from $2,740 for the six months ended June 30, 2010. As a percentage of manufacturing/distribution revenues, cost of sales was 57.7% for the first six months of 2011, versus 58.7% for the six months ended June 30, 2010. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 69.7% for the six months ended June 30, 2011, compared to 69.0% for the six months ended June 30, 2010.

Cost of sales of retail products increased 42.8% to $20,196 for the six months ended June 30, 2011, from $14,136 for the six months ended June 30, 2010. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 54.6% for the six months ended June 30, 2011, versus 54.4% for the same period last year.

Operating expenses increased 41.2% to $22,289 for the six months ended June 30, 2011, versus $15,777 for the same period last year. The increase in operating expenses was related to an overall increase in sales. The Company incurred approximately $1,340 in one-time, non-core, and or non-cash related expenses during the first six months of 2011, versus $310 in one-time, non-core related expenses in the first six months of 2010 related to its $2,000 private placement, the preparation and filing of its S-3 registration statement, a proposed acquisition and it’s refinancing of its senior lender. Also, the Company has made investments in its infrastructure, specifically an increase in its head count to support its aggressive retail growth. So far, 66 of the 82 new hire requisitions have been filled, including additional SEO analysts, programmers, graphic designers, QA/CSR and database administrators. As a percentage of sales, operating expenses were 52.8% for the six months ended June 30, 2011, compared to 51.0% for the six months ended June 30, 2010. For analysis purposes, backing out the one-time, none core charges, operating expenses would have been 49.6%, versus 50.0% for the same six month period in 2010.

Interest expense, net. Net interest expense was $322 for the six months ended June 30, 2011, versus $759 for the six months ended June 30, 2010. In July 2010, the Company re-financed its credit facility with a new Bank at reduced rates.

Provision for income taxes. The Company recognized an income tax benefit of $1,907 for the six months ended June 30, 2011, versus $1,362 for the six months ended June 30, 2010. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2011 and June 30, 2010. The effective tax rate for both periods was approximately 40.0%.

Three Months Ended June 30, 2011 versus the Three Months Ended June 30, 2010

Revenue. Total revenues increased 29.8% to $18,643 for the three months ended June 30, 2011, compared to $14,366 for the three months ended June 30, 2010. This increase was attributed to considerably higher on-line sales, off-set by contraction at our Company owned stores due to fewer stores operating in the comparable period.

Manufacturing/Distribution revenues were constant at $2,679 for the three months ended June 30, 2011, compared to $2,647 for the three months ended June 30, 2010. Net revenues (after eliminating intercompany sales) also remained steady at $1,849 for the three months ended June 30, 2011, from $1,819 for the three months ended June 30, 2010.

Retail channel revenues increased 34.4% to $16,741 for the three months ended June 30, 2011, from $12,455 for the three months ended June 30, 2010. The increase was principally driven by higher revenues generated online, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce – Retail revenues from our internet division increased 39.2% to $12,873 during the three months ended June 30, 2011, versus $9,250 for the three months ended June 30, 2010. The increase is a result of our organic growth with our owned sites featuring www.FansEdge.com and our growing web syndication portfolio. In fact, organic growth for the current three month period was nearly 36.0% with $8,333 in revenues, versus $6,136 for the same three month period in 2010. Syndication sales growth was impressive at 45.0% with $4,540 in revenues for the current three month period, versus $3,130 in syndication sales for the same three month period in 2010.

•

FansEdge stores - Retail revenues generated through our ten (10) FansEdge stores remained steady at $1,430 for the three months ended June 30, 2011, and $1,460 for the three months ended June 30, 2010 when we had six (6) stores operating. The Company experienced robust sales activity at its FansEdge stores during the three-months ended June 30, 2010 as a result of the Chicago Blackhawks Stanley Cup victory last year. This was the catalyst for same store sales in the current period being down 21.0% with $1,059 in same store sales this year, versus $1,356 in sales generated during the same quarter in 2010.

•

Field of Dreams stores - Retail revenues generated through our five (5) company-owned Field of Dreams stores decreased slightly to $1,692 for the three months ended June 30, 2011, from $1,745 for same period last year. We had nine (9) stores operating during the quarter in 2010. However, same store sales were up 12.6% with $1,598 in store revenues for the current quarter, versus $1,419 in same store sales generated in the same quarter in 2010.

•

Stadium sales - Retail revenues generated through stadium sales was $746 for the quarter ended June 30, 2011. This is a new channel for the Company and currently consists of stadium/venue sales at the University of Texas; and as of March 26, 2011, the MLS franchise Chicago Fire at their home stadium, Toyota Park.

Costs and expenses. Total cost of sales for the three months ended June 30, 2011, increased 31.5% to $10,289, versus $7,823 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 55.1% for the three months ended June 30, 2011, versus 54.4% for the three months ended June 30, 2010.

Cost of sales of manufacturing/distribution products increased 5.2% to $1,076 for the three months ended June 30, 2011, from $1,022 for the three months ended June 30, 2010. As a percentage of manufacturing/distribution revenues, cost of sales was 58.1% versus 56.2% for the three months ended June 30, 2010. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 71.0% for the three months ended June 30, 2011, compared to 69.9% for the three months ended June 30, 2010.

Cost of sales of retail products increased 35.4% to $9,213 for the three months ended June 30, 2011, from $6,801 for the three months ended June 30, 2010. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 55.0% for the three months ended June 30, 2011, versus 54.6% for the same period last year.

Operating expenses increased 34.1% to $10,254 for the three months ended June 30, 2011, compared to $7,641 for the three months ended June 30, 2010. The slight increase in operating expenses was related to an increase in overall sales. Also, the Company has made investments in its infrastructure by adding a second distribution facility to increase capacity and increasing its head count to support its aggressive retail growth. So far, 66 of the 82 new hire requisitions have been filled, including additional SEO analysts, programmers, graphic designers, QA/CSR and database administrators. The Company incurred $327 in one-time, non-core and or non-cash related expenses during the quarter ended June 30, 2011, versus approximately $205 in one time expenses in the same quarter in 2010, related to its $2,000 private placement, the preparation and filing of its S-3 registration statement, a proposed acquisition and it’s refinancing of its senior lender. As a percentage of sales, operating expenses were 55.0% for the three months ended June 30, 2011, compared to 53.2% for the three months ended June 30, 2010. For analysis purposes, backing out the one-time, non-core and or non-cash charges, operating expenses were 53.2% for the quarter ended June 30, 2011, versus 51.7% for the same quarter in 2010.

Interest expense, net. Net interest expense was $198 for the three months ended June 30, 2011, versus $414 for the three months ended June 30, 2010. In July 2010, the Company re-financed its credit facility with a new Bank at reduced rates.

Provision for income taxes. The Company recognized an income tax benefit of $1,049 for the three months ended June 30, 2011, versus an income tax benefit of $785 for the three months ended June 30, 2010. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of June 30, 2011 and June 30, 2010. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the six months ended June 30, 2011, were the cash flows generated daily from our operating subsidiaries, availability under our $25,000 senior revolving credit facility and available cash.

The balance sheet as of June 30, 2011 reflects working capital of $14,173 versus working capital of $19,639 at December 31, 2010. At June 30, 2011, the Company’s cash was $314, compared to a cash balance of $440 at December 31, 2010. The Company is not negatively impacted by the cash balance of $314 at June 30, 2011, as it has sufficient access to capital under its $25,000 revolving credit facility with its senior lender. The facility goes to $27,500 on October 1, 2011. Net accounts receivable at June 30, 2011 were $3,815, compared to $9,898 at December 31, 2010.

Use of Funds

Cash used in operations amounted to $15,842 for the six months ended June 30, 2011, compared to $8,953 cash used in operations during the same period of 2010. The increase in cash used in operations was mainly attributable to the Company decreasing its accrued liabilities, decreasing its accounts payables, and increasing its inventory levels to support its growth.

Cash used in investing activities was $1,407 for the six months ended June 30, 2011, compared to $607 cash used in investing activities for the same period of 2010. The additional cash used in investing activities was due to acquiring more assets.

Cash provided by financing activities was $17,123 for the six months ended June 30, 2011, versus $9,486 cash provided by financing activities for the same period in 2010. The increase in cash provided by financing activities was due to the Company decreasing its accrued liabilities, decreasing its accounts payables, and increasing its inventory levels to support its growth.

Other Activity

Effective July 7, 2011, the Company executed a Second Amendment to its Loan and Security Agreement with its senior lender, Regions Bank. As a result, the Company filed a form 8-K on Monday, July 11, 2011 whereby it disclosed that its credit facility was increased immediately to $25,000, with the facility increasing to $27,500 for the months October thru December. In addition, the interest rate was reduced from libor plus a 3.00% margin, to libor plus a 2.50% margin.

By way of background, on July 23, 2010, the Company entered into a 3-year loan and security agreement with Regions Bank who provided the Company with a $20,000 Senior Secured Credit Facility, of which $11,200 was used at closing to pay-off its previous loan balances with Comerica Bank. The interest rate on the loan balance is the 30-day libor rate plus a 3.00% margin. The interest rates on outstanding loan balances were reduced from 6.5% from the previous lender, to libor plus a 3.00 margin, or 3.34% for the new line of credit. The new 3-year loan and security agreement is secured by all of the assets of the Company and its divisions. The Regions credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These financial covenants consist of a Fixed Charge Coverage Ratio and a Funded Debt to EBITDA Ratio.

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended June 30, 2011, the Company was not subjected to a minimum ratio.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more, and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended June 30, 2011, the required ratio needs to be less than 4.00 to 1.00. The actual ratio was 3.80 to 1.00.

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

In an effort to align expenses more closely with anticipated revenues at our Sports & Celebrity Manufacturing division, the Company has closed its Chicago, IL based satellite facility effective April 1, 2011. The associated expense savings will be about $500 on an annual basis. In addition, the Company closed its satellite office in Denver, CO yielding approximately an additional $50 in savings on an annual basis.

In order to support its considerable online growth, the Company has executed a 1-year lease with an option for an additional year for a satellite warehouse/distribution facility in the Chicago market to increase capacity. The new space is approximately 120,000 sq ft with a monthly occupancy cost of about $35.

In 2010, in order to properly fund our growth and leverage each of the opportunities that the Company is delivering to its environment, it was determined that a strengthening of the balance sheet through a $2,000 private placement and subsequently, a $6,000 sale of newly issued common shares was prudent. These equity raises were completed in May 2010 and July 2010, respectively. The Company was also successful in re-financing its senior debt on July 23, 2010 that has significantly reduced its cost of capital, thus, providing the Company with meaningful interest expense savings.

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

NEW ACCOUNTING PRONOUNCEMENTS

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.

Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.

10.1	Regions Bank Second Amendment to Loan and Security Agreement dated July 7, 2011

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Executive Officer

August 15, 2011.

By:	/s/ Dorothy Sillano
Dorothy Sillano, Chief Financial Officer,
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Regions Bank Second Amendment to Loan and Security Agreement dated July 7, 2011

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.