Form 10-Q
period 2011-09-30
DREAMS INC
filed 2011-11-14
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011 there were 44,662,579 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$239	$440
Accounts receivable, net	4,544	9,898
Note receivable, current	138	—
Inventories	47,320	32,609
Prepaid expenses and deposits	3,158	2,166
Deferred tax asset	1,599	1,340

Total current assets	$56,998	$46,453
Property and equipment, net	5,552	5,538
Deferred loan costs	162	234

Note Receivable	153	—

Other intangible assets, net	5,792	5,821
Goodwill, net	8,650	8,650
Other assets	9	9

Total assets	$77,316	$66,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,650	$14,477
Accrued liabilities	6,692	9,264
Current portion of long-term debt	300	323
Borrowings against line of credit	23,276	1,128
Deferred credits	541	1,622

Total current liabilities	$43,459	$26,814
Long-term debt, less current portion	1,443	1,694
Capital lease obligation	119	168
Long-term deferred tax liability	801	2,887

Total Liabilities	$45,822	$31,563

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 44,662,579 and 44,107,464 shares as of September 30, 2011 and December 31, 2010, respectively	44,149	43,814
Treasury stock 38,400 issued as of September 30, 2011 and December 31, 2010	(46)	(46)
Accumulated deficit	(12,489)	(8,588)
Non-controlling interest in subsidiaries	(120)	(38)

Total stockholders’ equity	31,494	35,142

Total liabilities and stockholders’ equity	$77,316	$66,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Manufacturing/Distribution	$6,929	$7,462	$1,798	$2,794
Retail	59,532	42,831	22,566	16,844
Other – Fees	105	407	25	153

Total Revenues	$66,566	$50,700	$24,389	$19,791
Expenses:
Cost of sales-mfg/distribution	$4,066	$4,383	$1,103	$1,635
Cost of sales-retail	32,240	22,840	12,043	8,711
Operating expenses	34,362	25,689	12,079	9,913
Depreciation and amortization	2,000	1,356	685	456

Total Expenses	$72,668	$54,268	$25,910	$20,715

(Loss) from operations	(6,102)	(3,568)	(1,521)	(924)
Interest (expense), net	(591)	(984)	(268)	(225)
Other income	71	—	—	—

(Loss) before income taxes	(6,622)	(4,552)	(1,789)	(1,149)
Provision for income tax benefit	2,642	1,792	735	430

Net (loss)	$(3,980)	$(2,760)	$(1,054)	$(719)
Loss attributable to non controlling interest	79	17	8	17
Net (loss) attributable to Dreams, Inc	$(3,901)	$(2,743)	$(1,046)	$(702)

(Loss) per share:
Basic: (Loss) per share	$(0.09)	$(0.07)	$(0.02)	$(0.02)
Weighted average shares outstanding – Basic	44,593,397	39,604,650	44,651,971	42,848,303
Diluted: (Loss) per share	$(0.09)	$(0.07)	$(0.02)	$(0.02)
Weighted average shares outstanding – Diluted	45,092,893	40,513,216	45,090,267	43,683,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and September 30, 2010 (unaudited)

(Dollars in Thousands)	9 months ended Sept. 30, 2011	9 months ended Sept. 30, 2010

Cash Flows from Operating Activities
Net (Loss) attributable to Dreams, Inc.	$(3,901)	$(2,743)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss attributable to non controlling interest	(79)	(17)
Depreciation	1,571	1,247
Amortization	429	106
Loan cost amortization	80	246
Warrants issued for services	—	40
Stock based compensation	52	—
Deferred tax benefit, net	(2,344)	(1,821)
(Increase) decrease in:
Accounts receivable	5,354	1,600
Inventories	(14,711)	(8,916)
Prepaid expenses and deposits	(992)	(572)
Increase (decrease) in:
Accounts payable	(1,833)	(1,680)
Accrued liabilities	(2,572)	391
Deferred revenues	(1,081)	(644)

Net cash (used in) operating activities	$(20,027)	$(12,763)
Cash Flows from Investing Activities
Purchase of intangibles	(200)	—
Purchase of property and equipment	(1,585)	(1,525)
Proceeds received from note receivable	38	—

Net cash (used in) investing activities	$(1,747)	$(1,525)
Cash Flows from Financing Activities
Proceeds from Line of Credit - Regions	$92,388	$32,851
Pay down on Line of Credit - Regions	(70,768)	(18,732)
Proceeds from Line of Credit-Comerica	—	48,029
Pay down on Line of Credit - Comerica	—	(54,799)
Deferred loan costs	(8)	(473)
Proceeds from stock option exercise	283	84
Proceeds from stock & warrant issuance	—	8,000
Repayment of Capital lease	(48)	(42)
Repayment of Notes payable	(274)	(800)

Net cash provided by financing activities	$21,573	$14,118
Net (decrease) in cash	(201)	(170)
Cash at beginning of period	440	582

Cash at end of period	$239	$412

Cash paid for interest during the period	467	601
Cash paid for taxes during the period	0	—

Supplemental Disclosure of Non Cash Financing Activity
Borrowings on Capital Lease	—	93
Advances to athlete client converted to note receivable	328	—
Intangibles purchased through notes payable	200	—
Inventory acquired through purchase of Comet acquisition	—	27

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

The accompanying condensed consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in FASB Accounting Standards Codification, ASC Topic 270 – Interim Reporting and reflect, in management’s opinion, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. Due to the seasonality of our business, the results of operations for such interim periods are not necessarily indicative of the results expected for future quarters or the full calendar year.

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

Earnings per Share

For the nine months ended September 30, 2011, weighted average shares outstanding for basic earnings per share purposes was 44,593,397. For the nine months ended September 30, 2011, weighted average shares outstanding for diluted earnings per share purposes was 45,092,893. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the three months ended September 30, 2011, weighted average shares outstanding for basic earnings per share purposes was 44,651,971. For the three months ended September 30, 2011, weighted average shares outstanding for diluted earnings per share purposes was 45,090,267. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the nine months ended September 30, 2011 and September 30, 2010, the Company recorded $52 and $2 of pre-tax share-based compensation expense under Topic 718, recorded in operating expenses in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $21 and $1 in a deferred tax benefit for non-qualified share-based compensation, respectively.

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

As of September 30, 2011, vested options totaled 558,069 with an average price of $1.24. Unvested options totaled 278,000. Total outstanding options that were “in the money” at September 30, 2011 were 489,069 with an average price per option of $.45. Of those options, the vested “in the money” options totaled 489,069 with an average price of $.45 and the “in the money” unvested options totaled 0.

During the nine months ended September 30, 2011; there were 360,001 options granted, 46,746 options expired, no options cancelled, and 555,115 options exercised.

The following table summarizes the stock option activity from January 1, 2011, through September 30, 2011:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2011	1,077,929
Granted	360,001	$.60 - 2.35	$2.29
Expired	(46,746)	.41-2.75	1.21
Cancelled	—	—	—
Exercised	(555,115)	$.41-.60	$.55

September 30, 2011	836,069	$.41 -2.75	$1.21

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 9/30/2011

	Outstanding		Exercisable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	489,069	.7	$.45	489,069	$.45
$1.20 to $2.75	347,000	4.6	$2.35	69,000	$2.35

$ .41 to $2.75	836,069	2.3	$1.21	558,069	$1.24

At September 30, 2011, exercisable options had aggregate intrinsic values of $737.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of September 30, 2011, no impairment has been necessary.

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

The Retail Operations segment is multi-channel and features numerous Internet sites, catalogues, stadium and some traditional brick and mortar stores:

All of the Company’s revenue generated during the nine and three months ended September 30, 2011 and September 30, 2010, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the nine and three month periods ended September 30, 2011 and September 30, 2010 was as follows:

Nine Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2011
Net sales	$9,829	$59,532	$69,361
Intersegment net sales	(2,900)	—	(2,900)
Operating (loss)	(1,217)	(2,018)	(3,235)
Total assets	$18,831	52,367	$71,198

September 30, 2010
Net sales	$9,692	$42,831	$52,523
Intersegment net sales	(2,230)	—	(2,230)
Operating (loss)	(740)	(280)	(1,020)
Total assets	$18,959	$39,089	$58,048

Reconciliation to consolidated amounts is as follows:

	Nine-Months Ended
	9/30/11	9/30/10
Revenues:
Total revenues for reportable segment	$69,361	$52,523
Other revenues	105	407
Eliminations of intersegment	(2,900)	(2,230)

Total consolidated revenues	$66,566	$50,700

Pre-tax (loss):
Total operating (loss) for reportable segments	$(3,235)	$(1,020)
Other (loss)*	(2,796)	(2,548)
Less: Interest expense	591	984

Total consolidated (loss) before taxes	$(6,622)	$(4,552)

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
September 30, 2011
Net sales	$2,653	22,566	$25,219
Intersegment net sales	(855)	—	(855)
Operating (loss)	(457)	(310)	(767)
Total assets	$18,831	52,367	$71,198

September 30, 2010
Net sales	$3,484	$16,844	$20,328
Intersegment net sales	(690)	—	(690)
Operating (loss) / income	(296)	409	113
Total assets	$18,959	$39,089	$58,048

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	9/30/11	9/30/10
Revenues:
Total revenues for reportable segment	$25,219	$20,328
Other revenues	25	153
Eliminations of intersegment	(855)	(690)

Total consolidated revenues	$24,389	$19,791

Pre-tax (loss):
Total operating income for reportable segments	(767)	113
Other (loss)*	(1,290)	(1,037)
Less: Interest expense	268	225

Total consolidated (loss) before taxes	$(1,789)	$(1,149)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits, corporate office occupancy costs, NYSE Amex listing fees, professional fees, bank charges, certain insurance policy premiums, public relations/investor relations expenses.

4.	Note Receivable

On April 1, 2011 the Company converted advances totaling $328 to an athlete client into a note receivable maturing on December 31, 2013. The terms of the note call for repayments of $84 through December 31, 2011 and $122 in years two and three. These amounts can be repaid in the form of services, receipt of autographed products and player appearances. At September 30, 2011 the current portion of the note receivable balance was $138 and the long-term portion was $153.

5.	Inventories

The components of inventories are as follows:

	Sept 30, 2011	December 31, 2010
Raw materials	$389	$397
Work in process	100 66	66
Finished goods, net	46,831	32,146

Total	$47,320	$32,609

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2010 and resulted in no impairment losses. There has been no subsequent event that resulted in evaluation adjustments as of September 30, 2011.

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

On April 18, 2011, the Company through its 51% owned subsidiary, executed an Asset Purchase Agreement (“APA”) to acquire the trademarks and web domain of the “Zubaz” brand name. The total purchase price stated in the APA was $400, of which $200 was paid upon execution and the remainder shall be paid on January 6, 2012. The Company is the guarantor for the remaining balance to be paid on behalf of the subsidiary. The unpaid balance of $200 is included in accrued expenses at September 30, 2011.

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

The Company leases its corporate offices, manufacturing, warehouse and distribution facilities along with its company-owned stores under operating leases with varying terms and lengths. Rent expense under these leases for the nine and three months ended September 30, 2011 and September 30, 2010 were $3,921, $3,574 and $1,320, $1,226, respectively.

The Company leases certain computer and warehouse equipment under capital leases. The leases collectively require monthly payments of $8 and expire through 2014. Interest rates on the capital leases range from 3% to 10%.

The Company was a named party in a breach of contract suit brought by a former landlord. The Company believes the claim is without merit and has defended itself vigorously. The parties are scheduled to go to trial in February 2012. No outcome can be determined at this time.

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

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended September 30, 2011, the minimum required ratio is 1.05 to 1.00. The actual ratio was 1.12 to 1.00.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more , and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the quarter ended September 30, 2011, the required ratio needs to be less than 5.25 to 1.0. The actual ratio was 5.10 to 1.00.

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

For the nine and three months ended September 30, 2011, our online sales grew 43.4% to $48,380 and 39.0% to $18,720, respectively over the same nine and three month periods in 2010. This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have completed a transformation to a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel.

The Company has drawn on a complete spectrum of competencies it has developed over the years to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, the Chicago Bulls, Majestic Athletic, Comcast Sports, NBC Sports and the Philadelphia Eagles, to name a few.

With the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by adding additional distribution channels for our products through our partner’s sites. This concurrent marketing effort is improving our inventory turns, increasing our absorption rates, and reducing overall inventory carrying costs. Our web syndication revenues for the nine months ended September 30, 2011, were up 38.0% to $17,202, with sixty (60) sites contributing, versus $12,458 in web syndication revenues for the same nine month period in 2010 when we ran fifty-three (53) sites. (The web syndication revenues illustrated here are included in our total Internet sales of $48,380 for the first nine months of 2011.) For the three months ended September 30, 2011, our web syndication revenues were up 25.1% to $6,885, with sixty (60) sites contributing, versus $5,503 for the same three month period in 2010 with fifty-three (53) sites. (The web syndication revenues illustrated here are included in our total Internet sales of $18,720 for the third quarter ended September 30, 2011.) Furthermore, our organic growth online for the Company-owned brands was 46.5% for the nine months ended September 30, 2011 and 48.5% for the three months ended September 30, 2011.

Commencing in June 2008, we opened (6) six FansEdge stores in the greater Chicago, IL area. Our FansEdge store count is currently ten (10). This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the FansEdge stores. We are continuing to enhance the merchandise offerings and make overall operational improvements to these stores. We have begun to offer this suite of Multi-channel Retailing services to third parties who are seeking to add one or more distribution channels to their retail model.

Our proprietary eCommerce platform has also enabled us to fuel a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2010, and continuing through our first nine months of 2011, we experienced a range of 10% to 20% lift in our store sales attributed to the Kiosk. The Company is exploring joint venture deals with other retailers who could benefit by adding a broader range of merchandising options to their patrons by placing our Kiosks within their store footprint or integrating our technology feed into their own hardware. In fact, on February 7, 2011, JC Penney announced that they rolled out its Findmore® smart fixture (kiosk) to over 120 select stores across the country, featuring our Sports Fan Shop.

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

With the continued growth of our Web Syndication business model, which grew from 50 clients in 2009, to 60 currently and revenues from syndication growing from $3,000 in 2008 to over $34,000 in 2010 and 2011 projected to be considerably higher, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs.

On the mChannel front, we plan to continue to invest in various initiatives to leverage mobile opportunities to acquire customers online and offline, conduct mobile commerce, enhance the in-store experience and connect with our customers even when they are not shopping. Currently, our e-commerce platform is mobile capable and with revenues transacted from mobile devices growing exponentially, this will become a more material part of our overall revenue stream. Prior to the 2011 holiday season, we will launch our first fully optimized mobile experience with the Philadelphia Eagles. Leveraging the knowledge gained from the Philadelphia Eagles mobile site, we will continue to expand our mobile optimized experience to our other brands in Q1 2012.

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

With the continued growth of our Web Syndication portfolio, we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs. We believe there is significant opportunity in the marketplace to grow this model. However, with the success we are experiencing with our web syndication model, we will be seeking a more quality client and have and may continue to not-renew smaller accounts. Nevertheless, we were pleased to sign the MLS franchise Chicago Fire and the NBA franchises Charlotte Bobcats and Golden State Warriors, along with Purdue University, the Miami Dolphins and Comcast during the first nine months of 2011.

Towards the end of 2010, we acquired a 51% ownership stake in The Comet Clothing Company, LLC. This entity owns the rights to the Zubaz® brand, a line of casual sportswear with unique designs. Also, we consummated a purchase agreement for certain assets previously owned by Collegiate Marketing Services (CMS). The principal asset is the retail contract with the University of Texas for the management of both the official online store and all campus event sales. Both of these initiatives were strategic in nature for the Company. We have now added the ability to manufacture soft goods (apparel) within the organization and will seek to produce some of the items that will be featured on many of our online shops and our partners’ eCommerce sites. In time, this should improve our overall gross margins. In addition, with our team providing game-day/stadium sales for the University of Texas, and effective March 26, 2011 for the Chicago Fire, we are able to deliver a comprehensive retail solution to current and prospective clients that are looking for a provider who excels at eCommerce and in-stadium operations and merchandising.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2010, no impairment has been necessary. As of September 30, 2011 there have been no circumstances that would yield impairment.

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

	(Unaudited)
	Sept. 30, 2011	December 31, 2010
Accounts receivable	$4,579	$9,924
Allowance for doubtful accounts	35	26

Accounts receivable, net	$4,544	$9,898

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

	(Unaudited)
	Sept. 30, 2011	December 31, 2010
Inventory	$47,850	$33,139
Reserves for inventory obsolescence	530	530

Inventory, net	$47,320	$32,609

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2010 in accordance with Topic 350-20-35, resulted in no impairment losses. As of September 30, 2011, there was no impairment to goodwill.

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

The Company had approximately $316 in orders not yet shipped as of September 30, 2011.

Nine Months Ended September 30, 2011 versus the Nine Months Ended September 30, 2010 (dollars amounts in thousands)

Revenue. Total revenues increased 31.2% to $66,566 for the nine months ended September 30, 2011, compared to $50,700 for the nine months ended September 30, 2010. This increase was attributed to considerably higher retail sales, especially on-line.

Manufacturing/Distribution revenues increased 1.4% to $9,829 for the nine months ended September 30, 2011, compared to $9,692 for the nine months ended September 30, 2010. Net revenues (after eliminating intercompany sales) decreased 7.1% to $6,929 for the nine months ended September 30, 2011, from $7,462 for the nine months ended September 30, 2010. The decrease in reportable manufacturing/distribution revenues for the period was a result of more sales being consummated to our retail divisions, therefore, eliminated for reporting purposes. Also, the Company ran a Sports Collectibles trade show in Chicago in July 2010 that yielded about $500 in sales. There was no July Chicago show this year.

Retail channel revenues increased 39.0% to $59,532 for the nine months ended September 30, 2011, from $42,831 for the nine months ended September 30, 2010. The increase was principally driven by higher revenues generated online.

•

E-Commerce - Retail revenues from our internet division increased 43.4% to $48,380 during the first nine months of 2011, versus $33,736 for the nine months ended September 30, 2010. The increase is a result of organic growth with our owned sites featuring www.FansEdge.com and our growing web syndication portfolio. In fact, organic growth for the current nine month period was 46.5% with $31,178 in revenues, versus $21,277 for the same nine month period in 2010. Syndication sales growth was 38.0% with $17,203 in revenues for the current nine month period, versus $12,458 in syndication sales for the same nine month period in 2010.

•

FansEdge stores - Retail revenues generated through our ten (10) FansEdge stores increased 29.3% to $4,120 for the first nine months of 2011, from $3,184 for the nine months ended September 30, 2010 when we had six (6) stores operating. Same store sales for locations operating more than 1-year were up 4.3%. These stores were comping against the robust Chicago Blackhawks Championship sales last year.

•

Field of Dreams stores - Retail revenues generated through our five (5) company-owned Field of Dreams stores decreased 7.5% to $5,222 for the first nine months of 2011, from $5,647 for the nine months ended September 30, 2010 when we had nine (9) stores operating. However, same store sales were up 14.1% in the first nine months of September 30, 2011, with $4,758 in sales, versus $4,167 in sales for the comparable period in 2010.

•

Stadium sales - Retail revenues generated through stadium sales was $1,810 for the first nine months of 2011. This is a new channel for the Company and currently consists of stadium/venue sales at the University of Texas; and as of March 26, 2011, the MLS franchise Chicago Fire at their home stadium, Toyota Park.

Costs and expenses. Total cost of sales for the nine months ended September 30, 2011, increased 33.3% to $36,306, versus $27,223 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 54.5% for the nine months ended September 30, 2011, versus 53.6% for the same period last year.

Cost of sales of manufacturing/distribution products decreased 7.2% to $4,066 for the nine months ended September 30, 2011, from $4,383 for the nine months ended September 30, 2010. The decrease is a result of lower sales. As a percentage of manufacturing/distribution revenues, cost of sales was 58.6% for the first nine months of 2011, versus 58.7% for the nine months ended September 30, 2010. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 70.8% for the nine months ended September 30, 2011, compared to 68.2% for the nine months ended September 30, 2010.

Cost of sales of retail products increased 41.1% to $32,240 for the nine months ended September 30, 2011, from $22,840 for the nine months ended September 30, 2010. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 54.1% for the nine months ended September 30, 2011, versus 53.3% for the same period last year.

Operating expenses increased 33.7% to $34,362 for the nine months ended September 30, 2011, versus $25,689 for the same period last year. The increase in operating expenses was related to an overall increase in sales. Although, the Company incurred approximately $1,384 in one-time, non-core, and or non-cash related expenses during the first nine months of 2011, versus $795 in one-time, non-core related expenses in the first nine months of 2010 related to its $2,000 private placement, the preparation and filing of its S-3 registration statement, a proposed acquisition and it’s refinancing of its senior lender. Also, the Company has made investments in its infrastructure, specifically an increase in its head count to support its aggressive retail growth. So far, approximately 100 new hire requisitions have been filled, including additional SEO analysts, programmers, graphic designers, QA/CSR and database administrators. As a percentage of sales, operating expenses were 51.6% for the nine months ended September 30, 2011, compared to 50.7% for the nine months ended September 30, 2010. For analysis purposes, backing out the one-time, none core charges, operating expenses would have been 49.5%, versus 49.1% for the same nine month period in 2010.

Interest expense, net. Net interest expense was $591 for the nine months ended September 30, 2011, versus $984 for the nine months ended September 30, 2010. In July 2010, the Company re-financed its credit facility with a new Bank at reduced rates.

Provision for income taxes. The Company recognized an income tax benefit of $2,642 for the nine months ended September 30, 2011, versus $1,792 for the nine months ended September 30, 2010. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2011 and September 30, 2010. The effective tax rate for both periods was approximately 40.0%.

Three Months Ended September 30, 2011 versus the Three Months Ended September 30, 2010 (dollar amounts in thousands)

Revenue. Total revenues increased 23.2% to $24,389 for the three months ended September 30, 2011, compared to $19,791 for the three months ended September 30, 2010. This increase was attributed to considerably higher retail sales, especially on-line.

Manufacturing/Distribution revenues decreased 23.8% to $2,653 for the three months ended September 30, 2011, from $3,484 for the three months ended September 30, 2010. Net revenues (after eliminating intercompany sales) decreased 35.6% to $1,798 for the three months ended September 30, 2011, from $2,794 for the three months ended September 30, 2010. The Company ran a Sports Collectibles trade show in Chicago in July 2010 that yielded about $500 in sales. There was no July Chicago show this year.

Retail channel revenues increased 34.0% to $22,566 for the three months ended September 30, 2011, from $16,844 for the three months ended September 30, 2010. The increase was principally driven by higher revenues generated online, off-set by contraction at our Field of Dreams stores due to a lower store count.

•

E-Commerce - Retail revenues from our internet division increased 39.0% to $18,720 during the three months ended September 30, 2011, versus $13,469 for the three months ended September 30, 2010. The increase is a result of our organic growth with our owned sites featuring www.FansEdge.com and our growing web syndication portfolio. In fact, organic growth for the current three month period was 48.5% with $11,835 in revenues, versus $7,966 for the same three month period in 2010. Syndication sales growth was 25.1% with $6,885 in revenues for the current three month period, versus $5,503 in syndication sales for the same three month period in 2010.

•

FansEdge stores - Retail revenues generated through our ten (10) FansEdge stores increased 29.7% to $1,515 for the three months ended September 30, 2011, from $1,168 for the three months ended September 30, 2010 when we had six (6) stores operating. Same store sales for locations operating more than 1-year were constant at about $1,030. These stores were comping against the robust Chicago Blackhawks Championship sales last year.

•

Field of Dreams stores - Retail revenues generated through our five (5) company-owned Field of Dreams stores decreased 10.7% to $1,734 for the three months ended from 30, 2011, from $1,942 for same period last year when we had nine (9) stores operating. However, same store sales were up 11.6% with $1,641 in store revenues for the current quarter, versus $1,470 in same store sales generated in the same quarter in 2010.

•

Stadium sales- Retail revenues generated through stadium sales was $597 for the quarter ended September 30, 2011. This is a new channel for the Company and currently consists of stadium/venue sales at the University of Texas; and as of March 26, 2011, the MLS franchise Chicago Fire at their home stadium, Toyota Park.

Costs and expenses. Total cost of sales for the three months ended September 30, 2011, increased 27.0% to $13,146, versus $10,346 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 53.9% for the three months ended September 30, 2011, versus 52.2% for the three months ended September 30, 2010.

Cost of sales of manufacturing/distribution products decreased 32.5% to $1,103 for the three months ended September 30, 2011, from $1,635 for the three months ended September 30, 2010. The decrease is a result of lower sales. As a percentage of manufacturing/distribution revenues, cost of sales was 61.3% versus 58.5% for the three months ended September 30, 2010. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 73.8% for the three months ended September 30, 2011, compared to 66.6% for the three months ended September 30, 2010.

Cost of sales of retail products increased 38.2% to $12,043 for the three months ended September 30, 2011, from $8,711 for the three months ended September 30, 2010. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 53.3% for the three months ended September 30, 2011, versus 51.7% for the same period last year.

Operating expenses increased 21.8% to $12,079 for the three months ended September 30, 2011, compared to $9,913 for the three months ended September 30, 2010. The increase in operating expenses was related to an increase in overall sales. Also, the

Company has made investments in its infrastructure by adding a second distribution facility to increase capacity and increasing its head count to support its aggressive retail growth. So far, approximately 100 new hire requisitions have been filled, including additional SEO analysts, programmers, graphic designers, QA/CSR and database administrators. The Company incurred $44 in one-time, non-core and or non-cash related expenses during the quarter ended September 30, 2011, versus approximately $485 in one -time expenses in the same quarter in 2010, related to its preparation and filing of its S-3 registration statement that provided the Company with a $6,000 equity raise and the refinancing of its senior credit facility. As a percentage of sales, operating expenses were 49.5% for the three months ended September 30, 2011, compared to 50.0% for the three months ended September 30, 2010. For analysis purposes, backing out the one-time, non-core and or non-cash charges, operating expenses were 49.3% for the quarter ended September 30, 2011, versus 47.6% for the same quarter in 2010.

Interest expense, net. Net interest expense was $268 for the three months ended September 30, 2011, versus $225 for the three months ended September 30, 2010. The slight increase in interest expense for the period was due to the Company carrying higher average outstanding line balances.

Provision for income taxes. The Company recognized an income tax benefit of $735 for the three months ended September 30, 2011, versus an income tax benefit of $430 for the three months ended September 30, 2010. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of September 30, 2011 and September 30, 2010. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the nine months ended September 30, 2011, were the cash flows generated daily from our operating subsidiaries, availability under our $25,000 senior revolving credit facility and available cash.

The balance sheet as of September 30, 2011 reflects working capital of $13,539 versus working capital of $19,639 at December 31, 2010. At September 30, 2011, the Company’s cash was $239, compared to a cash balance of $440 at December 31, 2010. The Company is not negatively impacted by the cash balance of $239 at September 30, 2011, as it has sufficient access to capital under its $25,000 revolving credit facility with its senior lender. The credit facility increased to $27,500 on October 1, 2011. Net accounts receivable at September 30, 2011 were $4,544, compared to $9,898 at December 31, 2010.

Use of Funds

Cash used in operations amounted to $20,027 for the nine months ended September 30, 2011, compared to $12,763 cash used in operations during the same period of 2010. The increase in cash used in operations was mainly attributable to the Company decreasing its accrued liabilities, decreasing its accounts payables, and increasing its inventory levels to support its growth.

Cash used in investing activities was $1,747 for the nine months ended September 30, 2011, compared to $1,525 cash used in investing activities for the same period of 2010. In both periods, the Company used these funds towards lease-hold improvements at its new FansEdge stores and distribution centers.

Cash provided by financing activities was $21,573 for the nine months ended September 30, 2011, versus $14,118 cash provided by financing activities for the same period in 2010. The increase in cash provided by financing activities was due to the Company accessing additional funds from its revolving credit facility in order to decrease its accrued liabilities, decrease its accounts payables, and increase its inventory levels to support its growth.

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

The F.C.C. Ratio is defined as EBITDA, plus Rent Expense, minus all unfinanced Capital Expenditures, plus taxes paid, and any restricted payments made (over a rolling 12 month period ending in the current quarter). This amount is then divided by Interest Expense, Rent expense, and the current maturities of funded debt (over a rolling 12 month period ending in the current quarter). For the quarter ended September 30, 2011, the minimum required ratio is 1.05 to 1.00. The actual ratio was 1.12 to 1.00.

The Funded Debt to EBITDA ratio includes: debt for borrowed funds, subordinated debts, the principal component of all capital leases, any deferred payment by one year or more , and all other debt instruments (other than checks drawn in the ordinary course of business), divided by EBITDA. For the nine months ended September 30, 2011, the required ratio needs to be less than 5.25 to 1.00. The actual ratio was 5.10 to 1.00.

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

In an effort to align expenses more closely with anticipated revenues at our Sports & Celebrity Manufacturing division, the Company has closed its Chicago, IL based satellite facility effective April 1, 2011. The associated expense savings will be about $500 on an annual basis. In addition, the Company closed its satellite office in Denver, CO yielding approximately another $50 in savings on an annual basis.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.

Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Executive Officer

November 14, 2011.

By:	/s/ Dorothy Sillano
Dorothy Sillano, Chief Financial Officer,
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.