Form 10-K
period 2011-12-31
DREAMS INC
filed 2012-03-29
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $71,424,911.

The number of shares outstanding of the registrant’s common stock as of March 1, 2012 is 44,662,579.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $113,000 in 2011. This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have completed a transformation to a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel. In fact, 2011 brought 33.4% growth in revenues for the Internet division.

The Company has drawn on a complete spectrum of competencies it has developed over the years to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include: managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, Comcast Sports, Majestic Athletic, Modell’s Sporting Goods, the University of Texas, the Chicago Bulls and the Philadelphia Eagles.

With the continued growth of our Web Syndication business model, we are leveraging the Company’s investment in its broad inventory by adding additional distribution channels for our products through our partners’ sites. This concurrent marketing effort is improving our inventory turns, increasing our absorption rates, and reducing overall inventory carrying costs.

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

Our proprietary eCommerce platform has also enabled us to implement a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2011, we experienced a range of 10% to 20% lift in store sales attributed to the Kiosk. The Company is exploring joint venture deals with other retailers who could benefit by adding a broader range of merchandising options to their patrons by placing our Kiosks within their store footprint or integrating our technology feed into their own hardware. In fact, on February 7, 2011, JC Penney announced that they rolled out their Findmore® smart fixture (kiosk) to over 120 select stores across the country, featuring our Sports Fan Shop.

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

During 2011, we closed four (4) under-performing Field of Dreams stores as three (3) of their leases came due and we chose not to renew. One of the store closings required an early termination fee of $75. We will continue to monitor the results of the remaining stores to ensure that they are providing the Company with the desired results.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases. Industry experts and analysts state that currently, only 7-8% of all retail sales are being conducted on-line and are anticipated to increase.

With the continued growth of our Web Syndication business model, which grew from 31 clients in 2008 to 77 clients in 2011, and revenues from syndication growing from $3,000 in 2008 to $44,000 in 2011 (this figure of $44,000 is included in our Internet revenues of $113,000), we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This improves our inventory turnover, increases our absorption rates and reduces inventory carrying costs. We believe there is significant opportunity in the marketplace to continue to aggressively grow this model.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating revenues and income than have each of the other three quarters of our fiscal year. This is primarily due to increased buying activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. We have begun to explore identifying companies whose product offerings are in high demand during the spring and summer months such as boating, fishing and golf sites to determine whether we could operate their online stores. Other factors also cause a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that plays in a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new web syndication accounts, new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations in expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations, the general health of the economy, and corporate expenses needed to support our expansion and growth strategy.

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

Retail Segment.

Brick & Mortar Channel

As of March 1, 2012 we owned and operated five (5) Field of Dreams® retail stores and ten (10) FansEdge stores. The Company will continue to evaluate the opening of new retail stores under the FansEdge brand. Stores typically are located in high traffic areas in regional shopping malls. The stores average approximately 1,000-2,500 square feet. We pay a 1% royalty fee to MCA Universal Licensing for the use of the “Field of Dreams” trademark relating to sales generated in our Field of Dreams stores. Effective December 31, 2010, the parties extended the exclusive licensing agreement for an additional two-year term. During the years ended December 31, 2011 and 2010, we incurred royalty fees of $75 and $102, respectively.

This segment prides itself on being the ultimate, corporate-owned licensed sports products and celebrity gift stores in the country. We seek to achieve this goal by:

•	Incorporating technology into the retail shopping experience (Inter-active kiosks);

•	Staying ahead of the competition by offering innovative and fresh products;

•	Offering unrivaled service and product knowledge communicated through the best personnel in the industry; and

•	Implementing management, product and financial controls to ensure maximum profitability.

A store typically has a full-time manager and a full time assistant manager in addition to hourly personnel, most of who work part-time. The number of hourly sales personnel in each store fluctuates depending upon our seasonal needs. Our stores are generally open seven days per week and ten hours per day.

Set forth below is a listing of our stores as of March 1, 2012, their location and the date opened or acquired.

STORE NAME	LOCATION	DATE OPENED OR ACQUIRED
Field of Dreams:

Park Meadows Mall	Denver, CO	March 2002
Woodfield Mall	Schaumberg, IL	October 2002
The Rio Hotel	Las Vegas, NV	December 2006
Caesars Palace Forum Shops	Las Vegas, NV	December 2006
Florida Mall	Orlando, FL	July 2007

Fans Edge:

Fox Valley Mall	Aurora, IL	June 2008
Northbridge Mall	Chicago, IL	August 2008
Orland Square	Orland Pk, IL	September 2008
Lincolnwood Mall	Lincolnwood, IL	September 2008
Woodfield Mall	Schaumberg, IL	October 2008
River Oaks Mall	Calumet City, IL	October 2008
Oklahoma University	Norman, OK	September 2010
Gurnee Mills Mall	Gurnee, IL	November 2010
Clybourn Galleria Geneva Commons	Chicago, IL Geneva, IL	June 2011 November 2011

E-Commerce Channel

The Company sells officially licensed products and authentic autographed memorabilia of the NFL, MLB, NHL, NBA, NCAA and NASCAR via our e-commerce channel with our feature sites Fansedge.com and ProSportsMemorabilia.com leading the way.

Our focus is on providing the best customer experience in the online sports-licensed products and memorabilia vertical.

These e-commerce channels have provided for the fastest growing area of the Company with revenues climbing from approximately $4,000 in 2004 to $113,000 in 2011.

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

Big Box Retailer Sites – (JC Penney, WalMart)

Professional Sports Team Sites – (Philadelphia Eagles, San Diego Chargers, Chicago Bulls)

Sporting Goods Retailer Sites – (Hibbett Sports, Modell’s)

Colleges – (University of Texas, University of Miami, Indiana University)

Content/Media Sites – (NBCSports, Comcast Sports.com)

Newspaper Sites – (Baltimore Sun, SF Gate, USA Today, Boston Globe)

Player Sites – (Dan Marino, Dick Butkus, Mike Schmidt, Andre Dawson)

Miscellaneous Sites – (Majestic Athletic, Zubaz)

Towards the end of 2008, the Company began marketing its web syndication services to third parties. Web Syndication is when website material is made available to multiple other sites. This arrangement benefits both the Company providing content/products and the websites displaying it. The Company’s list of syndication clients has grown from 31 in 2008, to 77 in 2011, with associated revenues of $3,000 in 2008 and $44,000 in 2011 (this figure of $44,000 is included in our Internet revenues of $113,000). The Company has drawn on the complete spectrum of competencies it developed to support its flagship online brand, FansEdge. These services include: managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace.

In addition, FansEdge maintains strategic alliances with Amazon.com and WalMart.com in which our FansEdge and ProTeam brands and their products are sold in the apparel and sporting section of these websites. Amazon, with an audience of more than 100 million active customer accounts, affords us national brand prominence for our FansEdge.com brand. On August 31, 2009, WalMart announced the launch of the “WalMart Marketplace” whereby they selected a few retailers based on their strong customer service track records and large assortments of quality brands and products to enhance the WalMart on-line experience. Pro Team, a Dreams, Inc. brand, was chosen to provide their vast array of sports licensed products. Also, beginning in March of 2011, Dreams went live with Sears.com as a key vendor in their innovative on-line community to exclusively manage the team licensed products category experience.

E-commerce orders are fulfilled by shipping products from our own warehouse facilities in Sunrise, Florida, Chicago, Illinois and Las Vegas, Nevada, and from suppliers via drop-ship agreements. Our distribution network enables us to provide prompt delivery service to our online customers. It is our goal to be the market leader by shipping orders the same day they are received.

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

Manufacturing/Distribution Segment.

Mounted Memories.

Mounted Memories (“MMI”) celebrating its 23nd anniversary this year, is one of the largest wholesalers of authentic sports and celebrity memorabilia products, custom framing and acrylic display cases in the country. The Company maintains exclusive and non-exclusive agreements with numerous athletes who frequently provide autographs and/ or game used memorabilia at agreed upon terms. In addition to its relationships with various athletes and their representatives, MMI holds licenses with different sports leagues which allow for the manufacture and distribution of a wide array of products. Licenses are currently held with MLB, MLBPA, NFL, NBA, NHL, Golden Bear (Jack Nicklaus), NASCAR and a variety of NASCAR teams and drivers and many more. MMI has diversified into obtaining several celebrity licenses to compliment their sports licenses, including Signature Product (Elvis Presley), and CBS (I Love Lucy).

Specifically, MMI strives to enhance its market leading position by executing the following objectives:

•	Expand and diversify product lines by adding new licenses and bringing new products to market.

•	Continue to pursue exclusive licensing and memorabilia opportunities.

•	Enhance manufacturing efficiencies.

•	Provide strategic advantages to company owned retail properties by offering exclusively manufactured items.

MMI has been in business since 1989 and has achieved its industry leading status fundamentally due to a combination of its licenses and its strict authenticity policies. The only sports memorabilia products sold by MMI are those produced by MMI through private or public signings organized by MMI or purchased from an authorized agent of MMI and witnessed by an MMI and /or league representative. In addition to sports and celebrity memorabilia products, MMI manufactures a large selection and supply of custom acrylic display cases, with over 50 combinations of materials, colors and styles. The primary raw material used in the production process is acrylic. There are many vendors who sell plastic throughout South Florida. The Company seeks to obtain the best pricing through competitive vendor bidding. The Company does not produce the helmets, footballs, baseballs or other objects which are autographed. Those products are available through numerous suppliers. No individual supplier represented more than ten percent of the Company’s total year ended December 31, 2011 or 2010 purchases.

MMI has one of the most advanced and effective fulfillment processes in the industry and utilizes the most current shipping software to assist in the process. MMI operates out of a 50,000 square foot facility in Sunrise, Florida and has sales offices in Denver, CO and Chicago, IL and will continue to invest in technologies that enhance its competitive manufacturing and distribution advantages.

The Comet Clothing Company, LLC

Comet Clothing sources and manufactures cut and sew and import apparel goods for wholesale and retail distribution. Its major brand holdings include Zubaz, one of the original licensed products brands in the industry.

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

Competition.

The Company’s retail stores compete with other retail establishments, including the Company’s franchise stores and other stores that sell sports related merchandise, memorabilia and similar products. The success of our stores depends, in part, on the quality, availability and the varied selection of authentic products offered, as well as providing strong customer service.

Our e-commerce business competes with a variety of online and multi-channel competitors including mass merchants, fan shops, major sporting goods chains and online retailers. We believe the principal competitive factors are product selection, price, customer service and support, web site features and functionality, and delivery performance.

MMI competes with several major companies and numerous individuals in the sports and celebrity memorabilia industry such as Steiner Sports and Upper Deck Authenticated. MMI believes it competes well within the industry because of the reputation it has established in its 23-year existence. MMI focuses on ensuring authenticity and providing the best possible customer service. MMI has concentrated on maintaining and selling memorabilia items of athletes and celebrities that have a broad national appeal. MMI believes it maintains its competitive edge because of its long established relationships with numerous high profile athletes, each of the major sports leagues and several of the largest sports agencies. Several of its competitors tend to focus on specific regional markets due to their relationships with sports franchises in their immediate markets. The success of those competitors typically depends on the athletic performance of those specific franchises. Additionally, MMI typically focuses on the three core sports that provide the greatest source of industry revenue, baseball, football and basketball.

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

Employees.

The Company employs 570 full-time employees and 40 part-time employees. None of our employees are represented by a labor union and we believe that our employee relations are good.

Seasonality.

Our business is highly seasonal with operating results varying from quarter to quarter. We have historically experienced higher revenues and profits in the October – December quarter, primarily due to holiday sales. Approximately 53% of our annual revenues were generated during this quarter for 2011 and 2010. Management believes that the percentage of revenues in the holiday quarter will increase in future years as we focus on and grow the retail segment. As a result, we may incur additional expenses and cash needs during our holiday quarter, including higher inventory of product and additional staffing in anticipation of increased sales activity.

Item 1A.	Risk Factors.

We operate in rapidly changing industries which makes our operating results difficult to predict.

The industries in which we operate are rapidly changing and evolving making our risks, capital needs and operating results difficult to predict. Any failure to adapt our business in response to market changes could adversely affect our operating results.

Our failure to manage growth and diversification of our business could harm us.

We are continuing our efforts to grow in the United States. This has placed, and will continue to place, demands on our personnel, as well as on our operational and financial infrastructure. To effectively manage our growth initiatives, we will need to continue to expand, improve and adapt our personnel, operations, infrastructure and our financial and information management systems and continue to implement adequate controls. These enhancements and improvements are likely to be complex and could require significant operating expenses, capital expenditures and allocation of valuable management resources. We may also have to expand our management team by recruiting and employing additional experienced executives and employees. If we are unable to adapt our business, put adequate controls in place and expand our management team in a timely manner to accommodate our growth, our business may be adversely affected.

We may not be able to compete successfully against current and future competitors.

Our business is rapidly evolving and intensely competitive. We face competition from technology and service providers which supply one or more components of an e-commerce solution and other providers of integrated e-commerce solutions. Our Web Syndication services has competitors with longer operating histories, larger customer bases, greater brand recognition and/or greater financial, marketing and other resources. Those competitors may be able to devote more resources to technology development and marketing.

We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors enter into business combinations or alliances or raise additional capital and established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our business, results of operations and financial condition could be negatively impacted.

Our business is highly seasonal; a weak fourth quarter could have a material adverse effect on our operating results for the year.

Our fourth fiscal quarter has accounted for and is expected to continue to account for a disproportionate amount of our total annual revenues because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season. For fiscal years 2011 and 2010, 53% of our annual net revenues were generated in our fourth fiscal quarter. Because our fourth quarter accounts for a larger percentage of our annual revenue, any negative impact on our business during the fourth quarter will have a disproportionate adverse affect on our results of operations for the full year.

General economic conditions may adversely affect our results of operations and financial condition.

General economic conditions may adversely affect our results of operations and financial condition. The direction and relative strength of the global economy as well as the local economies in which we compete continue to be uncertain and any weakness in consumer spending may have an adverse effect on our results of operations and financial condition. Recent softness in the real estate and mortgage markets, volatility in fuel and other energy costs, deteriorating economic conditions in different countries, difficulties in the financial services sector and credit markets, high levels of unemployment and other macro-economic factors have created consumer uncertainty about current economic conditions which could adversely affect consumer confidence and behavior in ways that adversely affect our results of operations and financial condition.

Our leverage and debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We currently have and expect to continue to have a significant amount of indebtedness. As of December 31, 2011, borrowings under our Existing Credit Facility and capital Leases were about $12,000. We may also incur additional indebtedness in the future. In the event of a default under any of our indebtedness, our indebtedness could become immediately due and payable and could adversely affect our financial condition.

Our indebtedness could have significant negative consequences, including:

•	our debt level increases our vulnerability to general adverse economic and industry conditions;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•

we may need to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the amount of money available to finance our operations and other business activities;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general; and

•	our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt.

Our growth and success depend, in part, on our ability to add new clients, our ability to maintain and expand our relationships with existing clients, and the financial condition of our clients.

Key elements of our growth strategy include adding new clients and extending the term of existing client agreements. Competition for clients is intense, and we may not be able to add new clients or keep existing clients on favorable terms, or at all. If we are unable to add new clients within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods. A change in the management of our clients could adversely affect our relationship with those clients, including our ability to renew agreements with those clients or enter into amendments to those agreements on favorable terms. Many of our client contracts contain service level commitments. If we are unable to meet these commitments, our relationships with our clients could be damaged, client rights to terminate their contracts with us may be triggered, and financial penalty provisions of the contracts may be triggered. If any of our existing clients were to exit the business we provide services to, declare bankruptcy, suffer other financial difficulties, fail to pay amounts owed to us, and/or terminate or modify their relationships with us, our business, results of operations and financial condition could be adversely affected. If our agreements with existing clients expire or are terminated, we may be unable to renew or replace these agreements on comparable terms, or at all.

We are subject to significant inventory risks.

We are exposed to significant inventory risks that may adversely affect our operating results. These inventory risks are a result of seasonality, changes in consumer tastes, changes in consumer demand and spending habits, and other factors. In order to be successful in our owned inventory we must accurately predict consumer demand and avoid overstocking or under-stocking products. If we fail to identify and respond to changes in merchandising and consumer preferences, sales on our owned inventory could suffer and we could be required to mark down unsold inventory, which would depress our profit margins. In addition, any failure to keep pace with changes in consumers’ tastes could result in lost opportunities and reduced sales through our owned inventory. If we are unable to liquidate our inventory through our primary channels, then we may need to liquidate merchandise below cost through third party channels. Inventory loss and theft, or “shrinkage,” and merchandise returns could also increase in the future. If merchandise returns are significant, or our shrinkage rate increases, our revenues and costs of operations could be adversely affected.

Our licensed sports business depends on continued customer interest in professional sports leagues and could be adversely affected by any decrease in fan interest in the professional sports leagues, their teams or their players.

Our business derives substantial revenues from the sale of sports products branded with the names and logos of professional sports leagues, their teams and/or their players. Any decrease in fan interest in professional sports leagues, their teams or their players, including as a result of labor conflicts (and resulting lock-outs, strikes, or cancelled games or seasons), player trades, player injuries, the lack of success of popular players or teams, or logo changes, could adversely affect our revenues and financial results.

A disruption at any of our facilities could materially and adversely affect our business, results of operations and financial condition.

Any disruption at any of our facilities, including system, network, telecommunications, software or hardware failures, any damage to our physical locations or off-site data centers, or our ability to access our locations for any reason, could materially and adversely affect our business, results of operations and financial condition.

Our operations are subject to the risk of damage or interruption from:

•	fire, flood, hurricane, tornado, earthquake or other natural disasters;

•	power losses and interruptions;

•	Internet, telecommunications or data network failures;

•	physical and electronic break-ins or security breaches;

•	computer viruses;

•	acts of terrorism;

•	outbreak of disease; and

•	other similar events.

If any of these events occur, it could result in interruptions, delays or cessations in our businesses. Our clients might seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address and damaging to our reputation.

We are dependent upon consumers’ willingness to use the Internet for commerce.

Our success depends upon the general public’s continued willingness to use the Internet as a means to purchase goods, communicate, and conduct and research commercial transactions. If consumers became unwilling or less willing to use the Internet for communications or commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet outages or delays, disruptions or other damage to users’ computers, increases in the cost of accessing the Internet and security and privacy risks or the perception of such risks our businesses would suffer, such decreased use of the internet for communications and commerce would have an adverse impact on our businesses.

We may be unable to protect our proprietary technology and intellectual property rights.

Our success depends to a significant degree upon the protection of our intellectual property rights. We may be unable to deter infringement or misappropriation of our software, trademarks, business processes and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our proprietary rights. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights. Litigation could result in substantial costs and diversion of management and technical resources.

We have been, and may in the future be subject to intellectual property claims or competition or trade Practices claims that could be costly and could disrupt our business.

Third parties may assert that our businesses or technologies infringe or misappropriate their intellectual property rights, or that we are engaging in unfair competition or other illegal trade practices. During our normal course of business, we have been notified of potential patent disputes in the past, although nothing material. Patent infringement and other intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.

If one or more states successfully assert that we should collect or should have collected sales or other taxes on the sale of our merchandise, our business could be harmed.

The application of sales tax or other similar taxes to interstate and international sales over the Internet is complex and evolving. We currently collect sales or other similar taxes only for goods we own, sell and ship into certain states. One or more local, state or foreign jurisdictions may seek to impose past and future sales tax obligations on us or other out-of-state companies that engage in e-commerce. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of merchandise for which we are not currently collecting taxes, it could result in substantial tax liability for past sales, decrease future sales and otherwise harm our business.

our agreements with our clients. If we are not able to or do not maintain the required insurance coverage, we could breach those agreements.

Our success is dependent upon our executive officers and other key personnel.

Our success depends to a significant degree upon the contribution of our executive officers and other key Personnel, including our President & CEO, Ross Tannenbaum. Our executive officers and key personnel could terminate their employment with us at any time despite any employment agreements we may have with these employees. Due to the competition for highly qualified personnel, we cannot be sure that we will be able to retain or attract executive, managerial or other key personnel. In addition, key personnel of an acquired company may decide not to work for us. The loss of any of our key personnel could harm our business if we are unable to effectively replace that person, if we incur significant operating expenses and direct management time to search for a replacement, or if that person should join one of our competitors or otherwise compete with us.

We may be unable to hire and retain skilled personnel which could limit our growth.

Our success depends on our ability to continue to identify, attract, retain and motivate skilled personnel. Due to intense competition for these individuals from our competitors and other employers, we may not be able to attract or retain highly qualified personnel in the future. Our failure to attract and retain the experienced and highly trained personnel that are integral to our businesses may limit our growth. Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas. Managing this growth requires significant time and resource commitments from our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, we may not be able to retain skilled personnel and our business may be adversely affected.

The price of our common stock has and may continue to fluctuate significantly.

Our stock price has been and may continue to be volatile. Fluctuations in our stock price have been and may be as a result of a variety of factors, many of which are beyond our control. These factors include, among others: our performance and prospects; fluctuations in our operating results; changes in our publicly available guidance of future results of operations; investor perception of us and the industries in which we operate; and general financial, economic and other market conditions. In addition, broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Declines in our stock price could have a material adverse impact on investor confidence and employee retention.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. In addition, the terms of our Existing Credit Facility with PNC Bank restrict our ability to declare or pay dividends on our common stock.

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

Our primary manufacturing/warehouse facility is located in Sunrise, Florida and has approximately 50,000 square feet of office, manufacturing and warehousing space. The lease expires in December 2013, with total occupancy costs of approximately $40 per month with 3% annual increases. We also lease a warehouse facility in Las Vegas, NV which has approximately 12,000 square feet that has an occupancy cost of $15 per month, expiring in December 2012.

Our fifteen (15) company-owned stores currently lease their facilities, with lease terms (including renewal options) expiring in various years through September 2018 with initial terms of 5 to 10 years.

Our Internet division leases a 207,000 square foot facility in Northbrook, IL with a termination date of May 31, 2014 and a monthly occupancy cost of approximately $120. In June 2011, the Company secured a second distribution facility in Elk Grove, IL to support our continued eCommerce growth. The Elk Grove facility is 120,000 square feet with the ability to expand, if necessary. The lease is for 1-year, with a 1-year option at a monthly occupancy cost of $35. We are analyzing our longer term distribution center needs that may include a consolidation of these two facilities into one, larger facility in the near future.

Item 3.	Legal Proceedings.

None.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

The Company’s common stock is listed on the NYSE Amex Equities Exchange under the symbol “DRJ”. The high and low bids of the Company’s common stock for each quarter during the year ended December 31, 2011, and the year ended December 31, 2010, are as follows:

Year Ended December 31, 2011

	High Bid Price	Low Bid Price
First Quarter	$3.11	$1.93
Second Quarter	2.65	2.04
Third Quarter	2.92	1.66
Fourth Quarter	2.50	1.73

Year Ended December 31, 2010

	High Bid Price	Low Bid Price
First Quarter	$1.64	$1.47
Second Quarter	1.54	1.28
Third Quarter	1.90	1.88
Fourth Quarter	2.67	2.55

The records of Fidelity Transfer, the Company’s transfer agent, indicate that there are 395 record owners of the Company’s common stock as of March 1, 2012. Because many of our shares of common stock are held by brokers, and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders. However, we believe there are more than 2,000 beneficial holders of our common stock. On March 1, 2012, the high bid price was $2.62 and the low bid price was $2.52 for the Company’s common stock.

Dividend Policy

The Company has never paid dividends and we intend to retain future earnings to finance the expansion of our operations and for general corporate purposes. In addition, our current loan and security agreement with PNC Bank prohibits the Company from paying cash dividends.

Issuance of Unregistered Securities

The Company issued 555,115 unregistered common shares as a result of options that were exercised during the reporting period.

All of the common stock issued for the above transactions were not registered under the Securities Act of 1933 (the “Act”) and were issued pursuant to an exemption from registration under Section 4 (2) of the Act.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	648,442	$.54	689,326

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Dreams believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; franchise sales; advertising and promotional efforts; adverse publicity; availability, locations and terms of sites for franchise development; changes in business strategy or development plans; availability and terms of capital including the continuing availability of our credit facility with PNC Bank or a similar facility with another financial institution; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

Management’s Overview

Dreams, Inc., headquartered in Plantation, Florida is a Utah Corporation which was formed on April 9, 1980, has evolved into a technology driven, vertically integrated, multi-channel retailer focused on the sports licensed products industry. This has previously been accomplished, in part, via organic growth and strategic acquisitions. We believe our senior management and corporate infrastructure is well suited for further organic growth and for strategic and synergistic acquisitions of companies and assets, particularly within the eCommerce industry.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. The Company’s sales associated with these e-commerce initiatives have grown from $4,000 in 2004 to $113,000 in 2011. This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have completed a transformation to a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel. In fact, 2011 brought 33.4% growth in revenues for the Internet division.

The Company has drawn on a complete spectrum of competencies it has developed over the years to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some of the best known brands and properties in the country, including JC Penney, Comcast Sports, Majestic Athletic, Modell’s Sporting Goods, University of Texas, Chicago Bulls and the Philadelphia Eagles.

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

Our proprietary eCommerce platform has also enabled us to implement a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2011, we experienced a range of 10% to 20% lift in our store sales attributed to the Kiosk. The Company is exploring joint venture deals with other retailers who could benefit by adding a broader range of merchandising options to their patrons by placing our Kiosks within their store footprint or integrating our technology feed into their own hardware. In fact, on February 7, 2011, JC Penney announced that they rolled out its Findmore® smart fixture (kiosk) to over 120 select stores across the country, featuring our Sports Fan Shop.

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

During 2011, we closed four (4) under-performing Field of Dreams stores as three of their lease terms came due and we chose not to renew, with one (1) store requiring an early termination fee of $75. We will continue to monitor the results of the remaining stores to ensure that they are providing the Company with the desired results.

We believe the implementation of our Multi-channel Retailing strategy will strengthen our FansEdge brand in the marketplace, and that we are well positioned to capture increased activity of on-line retail purchases.

On the Mobile Channel front, we plan to continue to invest in various initiatives to leverage mobile opportunities to acquire customers online and offline, conduct mobile commerce, enhance the in-store experience and connect with our customers even when they are not shopping. Currently, our e-commerce platform is mobile capable and with revenues transacted from mobile devices growing exponentially, this is expected to become a more material part of our overall revenue stream. In the near future, we plan on releasing an enhanced mobile e-commerce experience that is fully optimized for intuitive shopping via a mobile device. Additionally, we plan to continue to expand our various mobile oriented marketing programs that we use to acquire new customers and stimulate repeat purchasing from existing programs. Currently, we use programs such as local search, text alerts and other mobile oriented promotions. We also plan to use mobile to enhance our in-store experience such as using QR codes to allow in-store shoppers to access customer reviews, quickly see what other teams we have available in a particular style and to quickly see what sizes we might have online that we may not have in the store.

With the continued growth of our Web Syndication business model, which grew from 31 clients in 2008 to 77 clients in 2011, and revenues from syndication growing from $3,000 in 2008 to $44,000 in 2011, (this figure of $44,000 is included in our Internet revenues of $113,000), we are leveraging the Company’s investment in its broad inventory by offering the items to multiple sites simultaneously. This should improve our inventory turnover, increase our absorption rates and reduce inventory carrying costs. We believe there is significant opportunity in the marketplace to grow this model.

Towards the end of 2010, we acquired a 51% ownership stake in The Comet Clothing Company, LLC. This entity owns the rights to the Zubaz® brand, a line of casual sportswear with unique designs. Also, we consummated a purchase agreement for certain assets previously owned by Collegiate Marketing Services (CMS). The principal asset is the retail contract with the University of Texas for the management of both the official online store and all campus event sales. Both of these initiatives were strategic in nature for the Company. We have now added the ability to manufacture soft goods (apparel) within the organization and will seek to produce some of the items that will be featured on many of our online shops and our partners’ eCommerce sites. This should improve our overall gross margins within this segment. In addition, with our team providing game-day/stadium sales for the University of Texas, we are able to deliver a comprehensive retail solution to current and prospective clients that are looking for a provider who offers both eCommerce and in-stadium operations and merchandising.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased buying activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. Additionally, other factors also cause a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that plays in a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new web syndication accounts, new stores, the timing of personal appearances by particular athletes and general economic conditions. Other factors may cause fluctuations in expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations, the general health of the economy, and corporate expenses needed to support our expansion and growth strategy.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2011 and as of December 31, 2010, no impairment had been necessary.

Management believes that the following may involve a higher degree of judgment or complexity:

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations. The Company’s current allowance for doubtful accounts is $24.

	December 31, 2011	December 31, 2010
Accounts receivable	$11,614	$9,924
Allowance for doubtful accounts	24	26

Accounts receivable, net	$11,590	$9,898

Reserves on Inventories

The Company establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value. Adjustments are made to the reserve based on a number of factors, such as, players changing teams, falling out of favor with the public, incurring an injury, etc. These negative situations may impact valuation. However, dynamics that could increase inventory value, like the death of an athlete, do not result in writing up of inventory values. The Company’s current reserve for inventory obsolescence is $463.

	December 31, 2011	December 31, 2010
Inventory	$45,158	$33,139
Reserves for inventory obsolescence	463	530

Inventory, net	$44,695	$32,609

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance as of December 31, 2011, was necessary.

Goodwill and Unamortized Intangible Assets

In accordance with FASB A S C Topic 350-20-35 Intangibles-Goodwill and Other > Goodwill > Subsequent Measure, the Company evaluates the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair value. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds it implied fair value.

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2011 in accordance with ASC Topic 350-20-35, resulted in no impairment losses.

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

The Company had approximately $714 in orders not yet shipped as of December 31, 2011.

RESULTS OF OPERATIONS

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Sales	1.00	1.00
COGS	.54	.54
Gross Profit	.46	.46
*Operating Expenses	.42	.41
Operating Income	.04	.05
Income Before Taxes	.01	.02
Net Income	.01	.01

*	Does not include depreciation and amortization.
**	The above table may not foot due to rounding.

RESULTS OF OPERATIONS—TWELVE MONTHS ENDED DECEMBER 31, 2011 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2010. (dollars in thousands)

Revenues. Total revenues increased 27.3% to $141,720 during the twelve months ended December 31, 2011, from $111,363 during the same period ended December 31, 2010. This increase was attributed to an increase in retail revenues generated through on-line sales. Online sales continue to represent the fastest growing area of the Company and will remain its primary focus.

Manufacturing and distribution revenues remained constant at $15,344 during the twelve months ended December 31, 2011, and $15,321 during the same period ended December 31, 2010. Net revenues reported, after elimination of intercompany sales, decreased 2.7% to $10,807 during the twelve months ended December 31, 2011, from $11,107 during the same period ended December 31, 2010. Nevertheless, over the past few years, the Company has modified its manufacturing segment to primarily support its retail efforts instead of maintaining and growing its own wholesale account customer base. This has resulted in providing the Company’s retail assets with a competitive advantage. In a continuation of Dreams’ concentration on retail and the continued migration of the wholesale unit from a separate entity to an internal retail channel supplier, consideration is being given to the absorption of the unit into the retail segment.

Retail operation revenues increased 31.0% to $130,697 during the twelve months ended December 31, 2011, from $99,798 during the same period ended December 31, 2010. This increase was attributed to the continuing growth the Company is experiencing with its on-line properties. In fact, Retail revenues represented over 92.2% of the Company’s consolidated revenues.

•

E-Commerce – Our Internet retail division revenues increased 33.4% to $113,000 for the year ended December 31, 2011, from $84,728 generated for the year ended December 31, 2010. We are experiencing organic online growth from our flagship brand, FansEdge.com and continue to grow the web syndication portfolio. A further break-out of our E-Commerce revenue components shows $44,000 in web syndication revenues, up 29.4% over 2010, when we delivered $34,000 in web syndication sales and $69,000 in E-Commerce revenues produced from our owned-brands, led by www.FansEdge.com, up 35.2% over 2010, when we delivered $51,000 in E-Commerce revenues from our owned-brands. Total E-Commerce revenues of $113,000 represented nearly 80.0% of the Company’s consolidated revenues and are expected to increase further as a percentage of over-all sales in 2012.

•

FansEdge stores – Retail revenues generated through our eleven (11) FansEdge stores increased 33.5% to $7,644 for the year ended December 31, 2011, from $5,725 generated for the year ended December 31, 2010 when we had nine (9) FansEdge stores operating. Same store sales were up 4.5%.

•

Field of Dreams® stores -. Retail revenues generated through our five (5) company-owned Field of Dreams stores decreased 10.8% to $7,540 for the year ended December 31, 2011, from $8,453 generated for the year ended December 31, 2010 when we had nine (9) company-owned Field of Dreams stores operating. However, same store sales were up 14.4%.

•

Stadium Sales – Retail revenues generated in stadium was $2,513, up 181% for the year ended December 31, 2011, when we ran both the University of Texas and the Chicago Fire, versus $892 for the year ended December 31, 2010 when we operated (1) stadium venue. This is the newest channel for the Company.

Costs and expenses. Total costs of sales for the twelve months ended December 31, 2011 increased 27.3%, to $76,035, versus $59,715 for the same period in 2010. The increase is as a result of higher overall sales. As a percentage of total sales, costs were 53.6% for both the twelve months ended December 31, 2011 and December 31, 2010.

Costs of sales of manufacturing/distribution products were $6,232 for the twelve month period ended December 31, 2011, versus $6,543 for the same twelve month period in 2010. As a percentage of total manufacturing/distribution sales, costs were 70.0% for both the twelve months ended December 31, 2011 and December 31, 2010. After elimination of intercompany sales, as a percentage of total manufacturing/distribution sales, costs were 57.6% and 58.9%, respectively.

Cost of sales of retail products were $69,803 for the twelve month period ended December 31, 2011, versus $53,172 for the same twelve month period in 2010, or a 31.2% increase. This increase is attributable to an overall increase in retail sales. As a percentage of total sales, costs were 53.4% and 53.2% for the twelve months ended December 31, 2011 and December 31, 2010, respectively.

Operating expenses increased 30.9% to $60,136 for the twelve month period ended December 31, 2011, versus $45,939 for the same period in 2010. The current period expenses were elevated by some one-time, non-core, non-cash and cash charges totaling $1,961 that included, charges associated with our senior debt financing, certain legal fees, two legal settlements, write-offs and expenses associated with the closing of several Field of Dreams stores, impairment charges associated with some pre-paid royalties, non cash, compensation expense related to the issuance of stock options to employees, and severance expenses to released employees from the closed Field of Dreams stores. One-time charges for 2010 were approximately $1,200. As a percentage of sales, operating expenses were 42.4% and 41.2% for the twelve month periods ended December 31, 2011 and December 31, 2010, respectively. Without these one-time charges to operations, as a percentage of sales, operating expenses would have been 41.0% for the year ended December 31, 2011 and 40.2% for the year ended December 31, 2010.

Interest expense, net. Net interest expense was $978 for the twelve months ended December 31, 2011, versus $1,185 for the same period last year. This reduction in interest expense is a result of paying lower interest rates to our senior lender.

Provision for income taxes. The Company recognized an income tax expense of $729 for the year ended December 31, 2011, versus an income tax expense of $1,363 for the same period in 2010. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of December 31, 2011. The effective tax rate for 2011 was 37.1% and for 2010 was 49.0%.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Our primary sources of liquidity during the twelve months ended December 31, 2011, are the cash flows generated daily from our operating subsidiaries; availability under our $27,500 senior revolving credit facility and available cash. Noteworthy, was our successful refinancing of our senior debt with the establishment of a $35,000 revolving credit facility effective December 23, 2011, that also provides for an additional $5,000 seasonal over advance to support our projected growth.

The balance sheet as of December 31, 2011, reflects working capital of $20,911 versus working capital of $19,645 at December 31, 2010. At December 31, 2011, the Company’s cash was $1,860 compared to $440 at December 31, 2010. Please note that the Company is not negatively impacted by the cash balance of $1,860 as it has ample access to capital under its revolving credit facility with its new senior lender. Throughout the year, and accelerated as a lead-in to the holiday season, the Company draws down on its line of credit to make inventory purchases so it is properly positioned to support the projected increased sales activity it experiences during the quarter ended December 31. The increased throughput results in significant pay-downs to the line balances; and the yearly cycle starts anew. For example, our highest outstanding line balance occurred during the first week of November at $26,400 and finished the year at about $6,700 (when netting out the year-end cash balances). Net accounts receivable at December 31, 2011 were $11,590 compared to $9,898 at December 31, 2010.

Use of Funds

Cash used in operations amounted to $5,079 for the twelve months ended December 31, 2011, compared to $4,123 cash provided by operations during the same period of 2010. The Company’s inventory levels increased by more than $12,000 in order to support its continued e-Commerce growth along with making inventory investments in new lines of businesses, i.e. MMA (mixed martial arts). Also, the Company has brought in additional hard-goods into inventory to generate slightly higher margins as opposed to having these hard-goods supplied by a third party, drop-ship vendor. With a higher year-end inventory balance, the Company is experiencing higher growth rates than projected with its e-Commerce sales in the first quarter of 2012.

Cash used in investing activities was $2,498 for the twelve months ended December 31, 2011 and $3,091 cash used in investing activities for the same period ended December 31, 2010.

Cash provided by financing activities was $8,997 for the twelve months ended December 31, 2011, versus $1,174 cash used in financing activities for the same period in 2010. On December 23, 2011, the Company used $9,000 from its newly established credit facility with PNC Bank to pay-off the entire outstanding line amount from its previous senior lender.

Other Activity

On December 23, 2011, Dreams, Inc. (the “Company”) and its subsidiaries (collectively the “Debtors”) closed on a $35,000 revolving credit facility with PNC Bank. $35,000 will be available from August 1 to December 31 reducing to $30,000 on January 1 of every year. The revolving note (the “Note”) has a maturity date of December 23, 2014. The amount outstanding from time to time under the Note may not exceed the sum of: (i) 85% of the Borrowers’ eligible accounts receivable; plus (ii) 85% of Borrowers’ eligible credit cards receivable; plus (iii) up to the lesser of (x) 60% of eligible Borrowers’ inventory or (y) 90% of the net Borrowers’ orderly liquidation value of eligible inventory; minus (iv) any applicable reserves. The initial principal balance under the Note is $9,000.

Interest shall accrue on all outstanding amounts under the Note at the rate of LIBOR plus 2.25% per annum, and is due and payable monthly in arrears. The rate may further adjust based upon the Company’s Fixed Charge Coverage Ratio and Seasonal Over-advances (up to $2,500 for three (3) months beginning in June and $5,000 for six (6) months beginning in September. Seasonal Over-advances will be priced at 50 basis points above the then applicable margin. The default rate of interest is the applicable rate plus 2% per annum. An unused line fee in the amount of 0.25% per annum is payable monthly in arrears based on the average daily unused portion of the facility. All outstanding principal, and any remaining outstanding interest, shall be paid in one lump sum on the maturity date.

The Debtors have granted PNC Bank a security interest in all of Debtors’ assets and a pledge of Debtors equity in all of the Company’s subsidiaries to secure Debtors payment when due of all of Debtors existing and future indebtedness to PNC Bank.

The transaction documents contain standard affirmative and negative loan covenants.

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

On July 23, 2010, the Company entered into a 3-year loan and security agreement with Regions Bank who provided the Company with a $20,000 Senior Secured Credit Facility, of which $11,200 was used at closing to pay-off its previous loan balances with Comerica Bank. The interest rate on the loan balance is the 30-day libor rate plus a 3.00% margin. The interest rates on outstanding loan balances were reduced from 6.5% from the previous lender, to libor plus a 3.00 margin, or 3.34% for the new line of credit. The new 3-year loan and security agreement is secured by all of the assets of the Company and its divisions. The Regions credit facility requires that certain performance financial covenants be met on a monthly and or quarterly and or yearly basis. These financial covenants consist of a Fixed Charge Coverage Ratio and a Funded Debt to EBITDA Ratio. This facility was refinanced on December 23, 2011 with PNC Bank.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers. The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

Name	Age	Serving as Director/ Officer of the Company Since	Position Held With the Company
Sam D. Battistone	72	1982	Chairman/Director
Ross Tannenbaum	49	1998	President/CEO/Director
David M. Greene	49	2001	Senior V. P. /Corporate Secretary
Dale Larsson	67	1982	Director
Kevin Bates	44	2006	Divisional President - Retail
Dorothy Sillano	54	2006	V.P. / Chief Financial Officer
David Malina	67	2006	Director
Steven Rubin	51	2006	Director

Biographical Information.

Sam D. Battistone. Sam D. Battistone has been Chairman of the Board since our inception. Mr. Battistone served as president until November 1998. He also served as the Chairman and CEO of Pro Stars, Inc. from January 2005 until he resigned his position in January 2007. He was the principal owner, founder and served as Chairman of the Board, President and Governor of the New Orleans Jazz and Utah Jazz of the National Basketball Association (NBA) from 1974 to 1986. In 1983, he was appointed by the Commissioner of the NBA to the Advisory committee of the Board of Governors of the NBA. He held that position until the Company sold its interest in the team. He served as a founding director of Sambo’s Restaurants, Inc. and in each of the following capacities, from time to time, from 1967 to 1979: President, Chief Executive Officer, Vice-Chairman and Chairman of the Board of Directors. During that period, Sambo’s grew from a regional operation of 59 restaurants to a national chain of more than 1,100 units in 47 states. From 1971 to 1973, he served on the Board of Directors of the National Restaurant Association. We believe Mr. Battistone is well qualified to serve as a director on our board based on his prior service as an executive officer of Pro Stars, Inc., an integrated sports and celebrity memorabilia and live appearance company, as well as his unique and in depth knowledge of the business of sports as a former NBA franchise owner and his experience with professional athletes and sports leagues in general.

Ross Tannenbaum. Mr. Tannenbaum has served as President and a Director of the Company since November 1998. From August 1994 to November 1998, Mr. Tannenbaum was President, director and one-third owner of MMI. From May 1992 to July 1994, Mr. Tannenbaum was a co-founder of Video Depositions of Florida. From 1986 to 1992, Mr. Tannenbaum served in various capacities in the investment banking division of City National Bank of Florida. Mr. Tannenbaum earned a B.A. from the University of Florida in 1984. We believe Mr. Tannenbaum is well qualified to serve as a director on our board based on his extensive experience in the sports memorabilia industry both with the Company and prior thereto with MMI, and also his broad based investment banking experience. Mr. Tannenbaum is the brother-in-law of David M. Greene, the Company’s Senior Vice President.

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

Dale E. Larsson. Mr. Larsson has served as Director of our Company since 1982. From 1982 until September 1998, Mr. Larsson was our Secretary-Treasurer. Mr. Larsson served as a Director and CFO of Pro Stars, Inc. from January 2005 until he resigned his positions in January 2007. Mr. Larsson graduated from Brigham Young University in 1971 with a degree in business. From 1972 to 1980, Mr. Larsson served as controller of Invest West Financial Corporation; a Santa Barbara, California based Real Estate Company. From 1980 to 1981, he was employed by Invest West Financial Corporation as a real estate representative. From 1981 to 1982, he served as the corporate controller of WMS Famco, a Nevada corporation based in Salt Lake City, Utah, which engaged in the business of investing in land, restaurants and radio stations. Since 1998, Mr. Larsson has also served as the controller of Dreamstar, Inc., an investment and Retail Sports Memorabilia Company. We believe Mr. Larsson is well qualified to serve as a director on our board based on his prior service as an executive officer of Pro Stars, Inc., an integrated sports and celebrity memorabilia and live appearance company, and his extensive experience as a controller at a number of companies in different industries, particularly his experience as a controller for a sports memorabilia company.

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

David Malina. Mr. Malina was named as a director of the Company in November 2006 and is currently Vice President of Business Development for Ladenburg Thalmann & Company, Inc., a full service investment banking and brokerage firm that has recently relocated its headquarters to Miami, Florida. From 2003 to 2006, Mr. Malina was corporate Vice President in charge of Investor Relations and Corporate Communications for IVAX Corporation, a multinational pharmaceutical company, with direct operations in 39 countries, sales in over 80 countries, and over 7000 employees. IVAX was sold to Teva Pharmaceuticals Industries Ltd in January 2006 for an enterprise value of $9.9 billion. Prior to his employment at IVAX, Mr. Malina was a Managing Director at the Kriegsman Group, a boutique investment bank in Los Angles, California that specialized in health care. From 1974 to 2000, Mr. Malina was a highly regarded screenplay and teleplay writer working for the major film studios and television networks and producing luminaries such as David Geffin, Arnold Koppelson, Roger Birnbaum, Larry Turman, and Frank Price. Mr. Malina is an honors graduate of the Wharton School at the University of Pennsylvania and attended graduate school at the London School of Economics and Political Science. We believe Mr. Malina is well qualified to serve as a director on our board based on his extensive investor relations, corporate communications and investment banking experience.

Steven Rubin. Mr. Rubin was named a director of the Company in November 2006. Mr. Rubin has served as Executive Vice President—Administration of OPKO Health, Inc., since May 2007 and a director of OPKO since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Safestitch Medical, Inc. (OTCBB:SFES), a medical device company, PROLOR Biotech, Inc.(NYSE Amex: PBTH), a development stage biopharmaceutical company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc.(OTCBB:NIMU), a medical device company, Tiger X Medical, Inc.(OTCBB:CDOM), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Castle Brands, Inc.(NYSE Amex: ROX), a developer and marketer of premium brand spirits, SearchMedia Holdings Limited (NYSE Amex:IDI), a multi-platform media advertising company and in China, Cocrystal Discovery, Inc., a privately held biopharmaceutical company, and Neovasc, Inc.(TSXV:NVC), a company developing and marketing medical specialty vascular devices. Mr. Rubin holds a B.A. in Economics from Tulane University and a J.D. from the University of Florida. We believe Mr. Rubin is well qualified to serve as a director on our board based on his vast legal experience as in-house counsel for a large cap company, as well as his extensive experience serving as a director to a number of companies in various industries, many of which are small cap companies experiencing rapid growth.

Board’s Leadership Structure and Role in Risk Management

The Company is structured such that separate individuals fill the roles of Chairman of the Board and Chief Executive Officer.

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing the management of Company risks. The Board regularly reviews information regarding the Company’s financial position, profitability, capital, liquidity and operations, as well as the risks associated with each. The Audit Committee oversees the management of financial risks. The Nominating Committee manages risks associated with management including the independence of the Board. The Company’s Compensation Committee is responsible for the oversight of risks related to the Company’s executive and director compensation plan.

The Compensation Committee has determined that any risks arising from the Company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company. While each committee is responsible for the evaluation of certain risks and the oversight of the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Nominating and Corporate Governance Committee focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience, industry-specific and otherwise, in the licensed sports products, autographed memorabilia, and finance and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Nominating and Corporate Governance Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, qualifications, attributes, skills, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

Audit Committee

The Audit Committee presently consists of Messrs. Larsson, Battistone and Malina; with Mr. Larsson serving as chairman. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board has determined that Mr. Dale Larsson qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in an Audit Committee Charter, a copy of which is currently available from the Company and is posted on our web site at www.dreamscorp.com. The Audit committee had (4) four meetings during 2011.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee presently consists of Messrs. Battistone and Rubin. The Nominating and Corporate Governance Committee is responsible for identifying prospective qualified Board of Director candidates as well as those names submitted by our shareholders. In addition, this committee provides recommendations to the Board of Directors as to a proper set of corporate governance guidelines and principles to adopt. The Nominating and Corporate Governance Committee Charter, a copy of which is currently available from the Company, and is posted on our web site at www.dreamscorp.com

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2011 and amendments thereto furnished to the Company with respect to the twelve months ended December 31, 2010, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011.

Item 11.	Executive Compensation.

Employment Agreements

We do not currently have employment contracts in place with any of our Named Executive Officers. It is the position of the Compensation Committee to explore whether it is strategically favorable for the Company to enter into employment contracts with various key executives.

2011 Compensation Tables.

Summary Compensation Table as of December 31, 2011 (Dollar amounts in whole numbers)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ross Tannenbaum
PEO	2011	407,000	100,000		—	9,600	516,600
	2010	370,000	100,000		—	9,600	479,600

David M. Greene
Senior V.P Finance	2011	192,500	50,000		—	7,200	249,700
	2010	175,000	50,000		—	7,200	232,200

Kevin Bates
Division President-Retail	2011	384,000	375,000				759,000
	2010	360,000	373,000		—		733,000

Dorothy Sillano
V.P, PFO	2011	159,500	25,000		—		184,500
	2010	145,000	25,000		—		170,000

Outstanding Equity Awards At December 31, 2011 Table

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Ross Tannenbaum	153,692			.45	6/12
PEO

David Greene	68,083			.41	6/12
Senior V.P.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Sam Battistone	2011	$10,000			$10,000
Dale Larsson	2011	$15,000			$15,000
Steven Rubin	2011	$10,000			$10,000
David Malina	2011	$10,000			$10,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders.

The following table sets forth as of March 1, 2012 the number of the Company’s common stock beneficially owned by persons who own five percent or more of the Company’s voting stock, by each director, by each executive officer, and by all executive officers and directors as a group. The table presented below includes shares issued and outstanding and options exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percent of Class
Sam D. Battistone	1,416,005	(2)	3.1%

Ross Tannenbaum	7,830,515	(3)	17.1%

Dorothy Sillano	24,539		*

Dale Larsson 1776 North State Street, ste #160 Orem, UT 84057	95,491	(4)	*

Kevin Bates	254,364		*

David M. Greene	469,083	(5)	1.0%

Steven Rubin 4400 Biscayne Blvd Miami, FL 33137	62,051	(6)	*

David Malina 4400 Biscayne Blvd Miami, FL 33137	30,000	(7)	*

Frost Gamma Investment Trust (8) 4400 Biscayne Blvd Miami, FL 33137	4,244,872		9.3%

William Blair & Company, LLC (9) 222 West Adams Chicago, IL 60606	5,823,516		12.7%

All Executive Officers and Directors as a group (8 persons)(10)	10,182,048		22.6%

See footnotes below.

*	Less than 1.0%
(1)	Unless otherwise indicated, the address for each person is 2 South University Drive, suite 325 Plantation, Florida 33324.
(2)	Includes 20,000 shares which are the subject of stock options.
(3)	Includes 153,692 shares which are the subject of stock options.
(4)	Includes 30,000 shares which are the subject of stock options
(5)	Includes 68,083 shares which are the subject of stock options.
(6)	Includes 30,000 shares which are the subject of stock options.
(7)	Includes 30,000 shares which are the subject of stock options.

(8)	Dr. Phillip Frost has ultimate voting and investment control over the shares held by Frost Gamma Investment Trust.
(9)	Mr. Mike Balkin and Karl Brewer have investment control over the shares held by William Blair & Company, LLC. William Blair & Company’s policy is to vote proxies of its clients solely in the interest of their participants and beneficiaries and for the exclusive purpose of providing benefits to them. The firm’s written procedures contain steps for complying with this policy and specifically address the resolution of conflicts of interest, disclosure to clients, and the provision of requested copies of the proxy voting policy statement and procedures, as required by Rule206(4)-6 under the Investment Advisers Act of 1940. William Blair & Company’s Proxy Committee (composed of representatives from Operations, Compliance, Research and Trading) meets to discuss and vote on proposals not addressed by its proxy voting guidelines.
(10)	The directors and officers have sole voting and investment power as to the shares beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Director Independence

The Board of Directors has determined that four individuals of its five member board are independent as defined under federal securities laws, including the rules of the NYSE Amex Equities Exchange: Mr. Larsson, Mr. Battistone, Mr. Malina and Mr. Rubin.

Item 14.	Principal Accountant Fees and Services. (dollars in whole numbers)

The following table shows what Goldstein, Schechter, Koch billed for the audit and other services for the years ended December 31, 2011 and December 31, 2010.

	Year Ended 12/31/ 2011	Year Ended 12/31/10
Audit Fees	$85,000	$71,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$85,000	$71,000

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit No.

3.1	Restated Articles of Incorporation, dated June 8, 1989 (1)

3.2	Articles of Amendment, dated March 28, 1996 (1)

3.3	Articles of Amendment, dated January 14, 1999 (1)

3.4	Articles of Amendment to the Revised Articles of Incorporation, dated April 5, 2005 (2)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated January 25, 2007 (3)

3.6	Bylaws (1)

4	Dreams, Inc. Equity Incentive Plan (3)

10.1	Amended and Restated Letter Agreement dated June 30, 2009 (4)

10.2	PNC Bank Loan and Security Agreement (5)

10.3	PNC Bank Revolving Note (6)

10.4	William Blair & Company, LLC Subscription Agreement (7)

21	Subsidiaries of the Company

23.1	Consent of Independent Auditors for S-3 registration filing

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed with the Company’s Form 10-SB on September 7, 1999, and incorporated by this reference.

(2)	Filed with the Company’s Form SB-2/A on April 5, 2005, and incorporated by this reference.
(3)	Filed as an exhibit with the Company’s Form 8-k on January 29, 2007, and incorporated by this reference.
(4)	Filed with the Company’s Form 10-Q on August 14, 2009, and incorporated by this reference.
(5)	Filed as an exhibit with the Company’s Form 8-k on December 28, 2011 and incorporated by this reference.
(6)	Filed as an exhibit with the Company’s Form 8-k on December 28, 2011 and incorporated by this reference.
(7)	Filed as an exhibit with the Company’s Form 8-k on July 20, 2010, and incorporated by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAMS, INC., a Utah corporation

By:	/S/ ROSS TANNENBAUM
Ross Tannenbaum President, Chief Executive Officer

Dated: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ ROSS TANNENBAUM
Ross Tannenbaum, Chief Executive Officer and a Director (principal executive officer)

Dated: March 29, 2012

By:	/S/ DOROTHY SILLANO
Dorothy Sillano, V.P. and Chief Financial Officer (principal financial officer, principal accounting officer)

Dated: March 29, 2012

By:	/S/ SAM BATTISTONE
Sam Battistone, Director

Dated: March 29, 2012

By:	/S/ DALE E. LARSSON
Dale E. Larsson, Director

Dated: March 29, 2012

By:	/S/ DAVID MALINA
David Malina, Director

Dated: March 29, 2012

By:	/S/ STEVEN RUBIN
Steven Rubin, Director

Dated: March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dreams, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dreams, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Dreams, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dreams, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.

March 29, 2012
Hollywood, Florida

Dreams, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$1,860	$440
Accounts receivable, net	11,590	9,898
Notes receivable, current	131	—
Inventories	44,695	32,609
Prepaid expenses and other current assets	3,060	2,166
Deferred tax asset	1,396	1,340

Total current assets	62,732	46,453
Property and equipment, net	6,795	5,538
Deferred loan costs	185	234
Notes Receivable	121	—
Goodwill, net	8,650	8,650
Other intangible assets, net	5,738	5,821
Other assets	9	9

Total Assets	$84,230	$66,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,886	$14,477
Accrued liabilities	9,818	9,264
Current portion of long-term debt	275	323
Borrowings against line of credit	10,500	1,128
Capital lease obligation, current	445	0
Deferred credits	1,897	1,622

Total current liabilities	41,821	26,814
Long-term debt, less current portion	1,418	1,694
Capital lease obligation	698	168
Long-term deferred tax liability	3,581	2,887

Total Liabilities	$47,518	$31,563

Stockholders’ equity:
Preferred stock authorized 10,000,000 shares; issued and 0 outstanding shares as of December 31, 2011 and December 31, 2010.	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000, and 100,000,000 shares; issued and outstanding 44,662,579 and 44,107,464 shares as of December 31, 2011, and December 31, 2010, respectively.	44,179	43,814
Treasury stock 38,400 issued as of December 31, 2011 and December 31, 2010.	(46)	(46)
Accumulated deficit	(7,354)	(8,588)
Non-controlling interest in subsidiaries	(67)	(38)

Total stockholders’ equity	36,712	35,142

Total liabilities and stockholders’ equity	$84,230	$66,705

The accompanying Notes are an Integral Part of the Consolidated Financial Statements

Dreams, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Year Ended December 31, 2011 and the Year Ended December 31, 2010.

(Dollars in Thousands, except share and earnings per share amounts)

	Year ended December 31, 2011	Year ended December 31, 2010
Revenues:
Manufacturing/Distribution	$10,807	$11,107
Retail	130,697	99,798
Other—Fees	216	458

Total Revenues	$141,720	$111,363

Expenses:
Cost of sales—manufacturing/distribution	$6,232	$6,543
Cost of sales—retail	69,803	53,172
Operating expenses	60,136	45,939
Depreciation and amortization	2,709	1,820

Total Expenses	$138,880	$107,474

Income from operations	$2,840	$3,889
Interest (expense), net	(978)	(1,185)
Other (expense) / income	72	—

Income before income taxes	$1,934	$2,704
Provision for Income tax (expense)/benefit:
Current	(376)	(295)
Deferred	(353)	(1,068)

Net income	$1,205	$1,341
Net loss attributable to non controlling interest	29	2
Net income attributable to Dreams, Inc.	$1,234	$1,343

Basic income per share	$0.03	$0.03

Basic weighted average common shares outstanding	44,610,838	40,715,535

Dilutive income per share	$0.03	$0.03
Potentially dilutive weighted average shares outstanding	45,087,436	41,636,411

The accompanying Notes are an Integral Part of the Consolidated Financial Statements

Dreams, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2011 and the Year Ended December 31, 2010.

(Dollars in Thousands, except share and earnings per share amounts)

	Shares Outstanding	Common Stock & Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity
Balance as of December 31, 2009	37,615,786	$35,635	$(46)	$(9,931)	$—	$25,658

Share Based Compensation Expense	—	40	—	—	—	40
Stock Options Converted/shares Issued	337,835	139	—	—	—	139
Contributions by non-controlling interests	—	—	—	—	(36)	(36)
Common Stock and Warrants issued for cash	6,153,843	8,000	—	—	—	8,000
Net Income	—	—	—	1,343	(2)	1,341

Balance as of December 31, 2010	44,107,464	$43,814	$(46)	$(8,588)	$(38)	$35,142

Share Based Compensation Expense	—	82	—	—	—	82
Stock Options Converted/shares Issued	555,115	283	—	—	—	283
Contributions by non-controlling interests	—	—	—	—	—
Common Stock and Warrants issued for cash	—	—	—	—	—	—
Net Income	—	—	—	1,234	(29)	1,205

Balance as of December 31, 2011	44,662,579	$44,179	$(46)	$(7,354)	$(67)	$36,712

The accompanying notes are an integral part of these consolidated financial statements.

Dreams, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2011 and the Year Ended December 31, 2010.

Dollars in Thousands

	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities
Net Income attributable to Dreams, Inc.	$1,234	$1,343
Non controlling interest	(29)	(2)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,227	1,676
Amortization	482	144
Loan cost amortization	234	283
Net loss from disposal of property and equipment	20	—
Warrants Issued for Services	—	40
Stock based compensation	82	—
Deferred tax benefit, net	638	1,068
(Increase) decrease in:
Accounts receivable	(1,692)	(4,556)
Inventories	(12,086)	(6,016)
Prepaid expenses and other current assets	1,228	165
Increase (decrease) in:
Accounts payable	4,409	4,966
Accrued liabilities	355	4,681
Deferred revenues	275	331

Net cash (used in)/provided by operating activities	$(5,079)	$4,123
Cash Flows from Investing Activities
Purchase of intangibles	(200)	—
Purchase of property and equipment	(2,380)	(2,463)
Proceeds received from Notes Receivable	82	—
Purchase of CMS assets	—	(628)

Net cash (used in) investing activities	$(2,498)	$(3,091)
Cash Flows from Financing Activities
Proceeds from Line of Credit-Regions	131,791	75,339
Paydown on Line of Credit- Regions	(132,919)	(76,796)
Proceeds from Line of Credit – PNC	10,500	—
Proceeds from Line of Credit-Comerica	—	48,029
Paydown on Line of Credit-Comerica	—	(54,799)
Deferred loan costs	(185)	(497)
Proceeds from stock option exercise	283	139
Proceeds from sale of Common Stock and Warrants	—	8,000
Repayment of Capital lease	(149)	(77)
Repayment of Notes payable	(324)	(512)

Net cash provided by/ (used in) financing activities	$8,997	$(1,174)
Net increase/ (decrease) in cash	1,420	(142)
Cash at beginning of period	440	582

Cash at end of period	$1,860	$440

Cash paid for interest during the period	744	1,239
Cash paid for taxes	—	29
Supplemental Disclosure of Non Cash Investing and Financing Activity PP&E acquired under capital lease	1,124	97
Advances to athlete client converted to note receivable, net of earn-off of 47	334	—
Intangibles purchased through notes payables	200	—
Notes payable originated in acquisition of CMS assets	—	500

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

Accounts Receivable

The Company’s accounts receivable principally result from uncollected royalties from Field of Dreams® franchisees and from credit sales to third-party customers from its wholesale operations and recently, some web syndication clients, and credit card transactions from the internet division. The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set at an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact on the Company’s operations. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. As of December 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $24 and $26, respectively.

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

The Company had approximately $714 in unshipped orders as of December 31, 2011.

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

Advertising and Promotional Costs

All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred and included in operating expenses. For the years ended December 31, 2011 and December 31, 2010, these expenses were $8,144 and $5,806, respectively.

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

The Company applied the provisions of ASC Topic 350 beginning on April 1, 2001 and during the years ended December 31, 2011 and December 31, 2010, performed fair value based impairment tests on its goodwill and other indefinite lived intangible assets and determined no impairment was necessary.

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

Earnings per share:

Earnings per share are reported pursuant to the provisions of FASB ASC 210. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as the effect would be anti-dilutive. The following tabulation reflects the number of shares utilized to determine basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
Basic weighted-average common shares outstanding	44,610,838	40,715,535
Dilutive effect of stock plans and other options	476,598	920,876
Dilutive weighted-average shares outstanding	45,087,436	41,636,411

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

For the year ended December 31, 2011, the Company recorded $82 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expense in the Company’s Consolidated Statement of Operations. This expense was offset by a $33 deferred tax benefit for non-qualified share–based compensation. For the year ended December 31, 2010, the Company recorded $40 of pre-tax share-based compensation expense under FAS No. 123(R), as part of operating expenses in the Company’s Consolidated Statement of Operations. This expense was offset by a $16 deferred tax benefit for non-qualified share-based compensation.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2011, no impairment has been necessary.

Subsequent Events

The Company has evaluated subsequent events through the time of the filing of these consolidated financial statements. No material subsequent events have occurred since December 31, 2011 that required recognition or disclosure in these financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

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

During the year ended December 31, 2011, the Company received a seven-year extension with the University of Texas for its retail contract.

During the year-ended December 31, 2011, the Company acquired the rights to the Zubaz brand.

During the fourth quarter of 2010, the Company acquired a 51% membership interest in The Comet Clothing Company, LLC. There was no consideration paid for this ownership.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Also, during the fourth quarter of 2010, the Company acquired certain assets from Kansas State Bank under an Asset Purchase Agreement that were previously owned by CMS. The Company’s consideration to Kansas State Bank for these assets included $628 in cash, and the assumption of a $500 note bearing interest at 6.5%. In addition, the Company made some advances on behalf of CMS owners towards various debt obligations. These advances will be earned off with future payroll, earned performance bonuses and upon meeting specific milestones relating to the growth of the Company’s collegiate business.

3. Concentration of Credit Risk

Cash

The Company maintains cash accounts in financial institutions that were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At times, cash balances may be in excess of the amounts insured by the FDIC. The Company had not experienced any losses in such accounts during the year ended December 31, 2011.

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

4. Inventories

The components of inventories as of:

	December 31, 2011	December 31, 2010
Raw materials	$388	$397
Work in process	75	66
Finished goods, net	44,232	32,146

Total	$44,695	$32,609

The reserve for slow moving inventory was $463 at December 31, 2011 and $530 at December 31, 2010.

5. Property and Equipment

The components of property and equipment as of:

	December 31, 2011	December 31, 2010
Leasehold improvements	$3,323	$2,464
Machinery and equipment	1,858	1,470
Office and other equipment and fixtures	1,692	1,505
Transportation equipment	84	84
Computer Software	5,689	4,239
Computer equipment	3,800	3,200

	16,446	12,962
Less accumulated depreciation	(9,651)	(7,424)

	$6,795	$5,538

The depreciation expense for the year ended December 31, 2011 was $2,227 and for December 31, 2010 was $1,676.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

6. Intangible Goodwill and Other

During the year ended December 31, 2011, there were no adjustments to goodwill. Goodwill was $8,650 for the years ended December 31, 2011 and December 31, 2010.

The following tables provide information about changes relating to intangible assets for the Year ended December 31, 2011 and December 31, 2010:

	December 31, 2011
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	1	325	(302)	23
Other	6.2	801	(378)	412
Trademarks	37	4,186	(288)	3,898

		5,312	(979)	4,333

Indefinite-lived intangible assets:
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		6,717	(979)	5,738

	December 31, 2010
	Weighted Avg. Useful Life	Gross Carrying Value	Accum. Amortization	Net
Finite-lived intangible assets:
Non-compete agreement	1.75	325	(272)	53
Other	1.7	702	(35)	667
Trademarks	38	3,886	(190)	3,696

		4,913	(497)	4,416

Indefinite-lived intangible assets:
Franchise licenses		130	—	130
Other		1,275	—	1,275

Total		6,318	(497)	5,821

Amortization expense for the year ended December 31, 2011 was $482 and for December 31, 2010 was $144.

7. Line of Credit

On December 23, 2011, Dreams, Inc. (the “Company”) and its subsidiaries (collectively the “Debtors”) closed on a $35,000 revolving credit facility with PNC Bank, while concurrently paying off its entire outstanding loan balance with its previous lender, Regions Bank. $35,000 will be available from August 1 to December 31 reducing to $30,000 on January 1 of every year. Also, the credit facility provides for an additional $5,000 seasonal over advance in order to support our projected growth. The revolving note (the “Note”) has a maturity date of December 23, 2014. The amount outstanding from time to time under the Note may not exceed the sum of: (i) 85% of the Borrowers’ eligible accounts receivable including eligible credit cards receivable (which are included in accounts receivable, net); plus (ii) up to the lesser of (x) 60% of eligible Borrowers’ inventory or (y) 90% of the net Borrowers’ orderly liquidation value of eligible inventory; minus (iii) any applicable reserves. The initial principal balance under the Note was $9,000, which the entire amount was used to pay-off its outstanding balance with its previous lender, Regions Bank.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Interest shall accrue on all outstanding amounts under the Note at the rate of LIBOR plus 2.25% per annum, and is due and payable monthly in arrears. The rate may further adjust based upon the Company’s Fixed Charge Coverage Ratio and Seasonal Over-advances (up to $2,500 for three (3) months beginning in June and $5,000 for six (6) months beginning in September. Seasonal Over-advances will be priced at 50 basis points above the then applicable margin. The default rate of interest is the applicable rate plus 2% per annum. An unused line fee in the amount of 0.25% per annum is payable monthly in arrears based on the average daily unused portion of the facility. All outstanding principal, and any remaining outstanding interest, shall be paid in one lump sum on the maturity date.

The Debtors have granted PNC Bank a security interest in all of Debtors’ assets and a pledge of Debtors equity in all of the Company’s subsidiaries to secure Debtors payment when due of all of Debtors existing and future indebtedness to PNC Bank.

The transaction documents contain standard affirmative and negative loan covenants.

8. Accrued Liabilities

Accrued liabilities consisted of the following at:

	December 31, 2011	December 31, 2010
Payroll costs (including bonuses and commissions)	$1,789	$1,428
Accrued royalties	939	520
Accrued site commissions	1,245	2,506
Accrued Taxes	337	—
Other accrued expenses	5,508	4,810

	$9,818	$9,264

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

9. Notes Payable

Notes payable consists of the following at:

	December 31, 2011	December 31, 2010

Note payable, unsecured, due February 2011, monthly payments $7,320 including interest at 6.0% annually.	$—	$9

Note payable, unsecured, due January 2011, monthly payments of $8,247, including interest at 6% annually	—	15
Note payable, unsecured, due Dec 2013, with interest at 7%. There are no monthly payments due.	80	80
Note payable, unsecured, due Dec 2013, with interest at 7%. There are no monthly payments due.	220	220
Note payable, unsecured, due Dec 2013, with interest at 7%. There are no monthly payments due.	100	100
Note payable, unsecured, due Dec 2013, with interest at 7%. There are no monthly payments due.	200	200
Note payable, unsecured, due Oct 2013, with interest at 7%. There are no monthly payments due.	518	518
Note payable, unsecured, due April 2012, with no stated interest rate.	175	375
Note payable, unsecured, due December 2015, quarterly payments
Of $25 plus interest at 6.5%.	400	500

	1,693	2,017
Less current portion	(275)	(323)

	$1,418	$1,694

Interest expense on the notes for the years ended December 31, 2011 was $108 and December 31, 2010 was $90.

For notes that have no stated interest rates, the Company has imputed a rate of 6%.

The future payments on notes payable are as follows: (dollar amounts in thousands)

Calendar Year
2012	$275
2013	1,218
2014	100
2015	100

Total future payments	$1,693

10. Stockholders’ Equity

Common Stock: As of December 31, 2011 and December 31, 2010, the Company had 100,000,000 and 100,000,000 shares authorized and 44,662,579 and 44,107,464 common shares issued and outstanding.

555,115 shares of common stock were issued in connection with stock options exercised during the twelve months ended December 31, 2011 and 337,835 shares of common stock were issued in connection with stock options exercised during the twelve months ended December 31, 2010.

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

Preferred Stock: As of December 31, 2011 and December 31, 2010, the Company had 10,000,000 shares authorized and -0- preferred shares issued and outstanding for both periods.

Stock Options: The following table summarizes information about the stock options outstanding:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at December 31, 2009	1,465,645	.57
Granted	119	.41
Exercised	(337,835)	.41
Expired	(50,000)	1.05
Canceled	—	—

Outstanding at December 31, 2010	1,077,929	.54
Granted	360,001	2.29
Exercised	(555,115)	.54
Expired	(48,563)	1.43
Canceled	—

Outstanding at December 31, 2011	834,252	1.24

Options exercisable as of December 31, 2011 were 556,252 and as of December 31, 2010 were 1,077,929. There were 360,001 options granted during 2011. The weighted average fair value of the options granted during the twelve months ended December 31, 2011 was $2.29. There were 119 options granted during 2010. The weighted average fair value of options granted during the twelve months ended December 31, 2010 was $.41.

As of December 31, 2011, vested options totaled 556,252 with an average price of $.69. Unvested options totaled 278,000. Total outstanding options that were “in the money” at December 31, 2011 were 487,252 with an average price per option of $.45. Of those options, the vested “in the money” options totaled 487,252 with an average price of $.45. There were no “in the money” unvested options at December 31, 2011. As of December 31, 2010, vested options totaled 1,077,929 with an average price of $.54. Unvested options totaled 0. Total outstanding options that were “in the money” at December 31, 2010 were 1,069,596 with an average price per option of $.52. Of those options, the vested “in the money” options totaled 1,069,596 with an average price of $.52 and the “in the money” unvested options totaled 0.

During the twelve months ended December 31, 2011; there were 360,001 options granted, 48,563 options expired, 0 options cancelled, and 555,115 options exercised. The Company received $284 from exercised options during the period.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exercisable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 12/31/11

Outstanding			Exercisable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	487,252	.5	.45	487,252	.45
$1.20 to $2.75	347,000	4.3	2.35	69,000	2.35
$.41 to $2.75	834,252	2.08	1.24	556,252	.69

At December 31, 2011, exercisable options had aggregate intrinsic values of $827.

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

Risk free Rate	.45%
Dividend yield	0%
Volatility factor	100%
Expected life	1.8 years

11. Income Taxes

The components of the income tax provision (benefit) are as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
Current:
Federal tax expense/ (benefit)	$373	$729
State tax expense/ (benefit)	3	3
Benefit of net operating loss	—	(437)

	376	295

Deferred:
Federal tax expense/ (benefit)	289	1,011
State tax expense/ (benefit)	64	57

	$353	$1,068

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	Year ended December 31, 2011	Year ended December 31, 2010
Current
Allowance for doubtful accounts	$10	$10
Inventory reserve	185	211
Inventory capitalization adjustment	999	971
Accrued expenses	202	148

	1,396	1,340
Long-term
Stock options	33	168
Federal and states NOL carry-forward	25	89
Capital loss carry-forward	—	—
Alternative Minimum Tax credit	—	163
Charitable contributions	—	—
Depreciation and amortization	(3,639)	(3,307)
Less valuation allowance	—	—

	$(3,581)	$(2,887)

FASB ASC 740-10 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance at December 31, 2011, was necessary.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of ASC 740-10-50, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2011. The tax years subject to examination by the taxing authorities are the years ended December 31, 2011, and December 31, 2010.

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

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2011 and December 31, 2010 is as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
Tax at U.S. statutory rate	34%	34%
State taxes, net of federal benefit	6	6
Non-deductible items	1	1
Other	-4	8

	37%	49%

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

At December 31, 2011, the cumulative state(s) net operating loss carry-forward of approximately $421 exists, which will expire by 2030.

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

13. Commitments and Contingencies

Operating Leases

As of December 31, 2011, the Company leases office, warehouse and retail space under operating leases. The leases expire over the next six years and some contain provisions for certain annual rental escalations, and renewal options for additional periods. Rent expense is computed on the straight-line method over the lease term period.

The future aggregate minimum annual lease payments under the Company’s non-cancellable operating leases are as follows: (dollar amounts in thousands)

Calendar Year
2012	$3,503
2013	2,817
2014	1,742
2015	1,131
2016	868
Thereafter	526

Total minimum lease commitments	$10,587

Rent expense charged to operations for the years ended December 31, 2011 and December 31, 2010, were $5,456 and $4,859, respectively. The Company was a named party in a breach of contract suit by a former landlord. The Parties settled the dispute for $475 in February 2012. The $475 was accrued for at December 31, 2011.

Capital Leases

The Company has entered into capital leases for computer and warehouse equipment. The leases require monthly payments of approximately $41 and expire in 2012 through 2014. The interest rate on this capital leases range from 4%-12%.

Future minimum payments required under the capital leases consist of the following as of December 31, 2011:

Year Ending December 31,	Amount
2012	519
2013	434
2014	316

Total	1,269
Less Amount representing interest	(126)

Present Value of net minimum lease payments	1,143

Less Current portion	(445)

Long term portion	698

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

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Future Contractual Payments to Athletes

As of December 31, 2011, the Company had one remaining agreement with an athlete to provide autographs in the future and the rights to produce and sell certain products.The amount due for 2012 $666. The autographs are received by the Company as a part of inventory products and resold throughout the Company’s distribution channels.

14. Business Segment Information

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

The Retail Operations segment is multi-channel and features numerous Internet sites, catalogues, kiosks, and some traditional brick and mortar stores:

Internet

The Company’s e-commerce components feature FansEdge.com and ProSportsMemorabilia.com along with a complement of syndicated web sites including, but not limited to: www.shop.Bulls.com, www.jcp.com, and www.philadelphiaeagles.com. These e-commerce retail sites sell a diversified selection of sports licensed products and autographed memorabilia on the web. These e-commerce operations have provided for the fastest growing area of our retail segment.

Catalogues

The Company publishes and distributes a FansEdge catalogue, a Baseball Hall of Fame catalogue and a Philadelphia Eagles catalogue two times a year.

Brick and Mortar

As of December 31, 2011, the Company owned and operated five (5) Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and ten (10) FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

All of the Company’s revenue generated during the twelve months ended December 31, 2011 and December 31, 2010, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

Segment information for the years ended December 31, 2011 and December 31, 2010, was as follows:

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2011

Net sales	$15,343	$130,697	$146,040
Intersegment net sales	(4,536)	—	(4,536)
Operating earnings	(839)	7,587	6,748
Total assets	19,197	56,208	75,405

Twelve Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
December 31, 2010
Net sales	$15,321	99,820	115,141
Intersegment net sales	(4,214)	(22)	(4,236)
Operating earnings	(776)	8,033	7,257
Total assets	18,299	42,029	60,328

Reconciliation to consolidated amounts is as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
Revenues:
Total revenues for reportable segments	$146,040	$115,141
Other revenues	216	458
Eliminations of intersegment revenues	(4,536)	(4,236)

Total consolidated revenues	$141,720	$111,363

	Year ended December 31, 2011	Year ended December 31, 2010
Pre-tax earnings:
Total earnings for reportable segments	$6,748	$7,257
*Other (loss) / income	(3,836)	(3,368)
Interest (expense)	(978)	(1,185)

Total income before income taxes	$1,934	$2,704

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; some human resources and accounting support, professional fees, bank charges; certain insurance policy premiums and public relations/investor relations expenses.

15. Non-controlling Interest

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

As a result of our Asset Purchase Agreement with Pro-Star, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store; and 88.125% of the marketing venture known as “Stars Live 365”. The Company records all of the revenues generated from these operations and then records a “minority interest expense” representing the limited partners’ earned pro-rata share of the

Dreams, Inc. and Subsidiaries

Notes to Consolidated Audited Financial Statements—(Continued)

(Dollars in Thousands, except share and earnings per share amounts)

actual profits. The minority interest expense at December 31, 2011 was $9 and at December 31, 2010 was $3 and is included in operating expenses. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three stores and Stars Live 365.

16. Valuation and Qualifying Accounts

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. The following table sets forth the change in each of those reserves for the years ended December 31, 2011 and December 31, 2010.

Allowance for accounts receivable
Balance as of December 31, 2010	$26
Provision
Write offs	2

Balance as of December 31, 2011	$24

17. Subsequent Events

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

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Company

23.1	Consent of Independent Auditors for S-3 registration filing

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase