Form 10-Q
period 2012-03-31
DREAMS INC
filed 2012-05-15
CIK 810829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012 there were 44,670,304 shares outstanding of the registrant’s Common Stock.

DREAMS, INC.

Part I. Financial Information

Item 1.	Financial Statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
(Dollars in Thousands, except share amounts)	(un-audited)
ASSETS
Current assets:
Cash	$684	$1,860
Accounts receivable, net	5,532	11,590
Notes receivable, net	107	131
Inventories	47,104	44,695
Prepaid expenses and other current assets	3,311	3,060
Deferred tax asset	1,380	1,396

Total current assets	$58,118	$62,732
Property and equipment, net	6,697	6,795
Deferred loan costs	194	185
Notes receivable	91	121
Other intangible assets, net	5,686	5,738
Goodwill, net	8,650	8,650
Other assets	9	9

Total assets	$79,445	$84,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,589	$18,886
Accrued liabilities	5,032	9,818
Current portion of long-term debt	250	275
Borrowings against line of credit	22,155	10,500
Capital lease obligations, current	325	445
Deferred revenues	592	1,897

Total current liabilities	$37,943	$41,821
Long-term debt, less current portion	1,418	1,418
Capital lease obligation	866	698
Long-term deferred tax liability	3,143	3,581

Total Liabilities	$43,370	$47,518

Stockholders’ equity:
Preferred stock authorized 10,000,000, issued and outstanding -0- shares	—	—
Common stock and additional paid-in capital, no par value; authorized 100,000,000 shares; shares issued and outstanding 44,670,304 and 44,662,579 shares as of March 31, 2012 and December 31, 2011, respectively	44,215	44,179
Treasury stock 38,400 issued as of March 31, 2012 and December 31, 2011	(46)	(46)
Accumulated deficit	(8,006)	(7,354)
Non-controlling interest in subsidiaries	(88)	(67)

Total stockholders’ equity	36,075	36,712

Total liabilities and stockholders’ equity	$79,445	$84,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations – Unaudited

(Dollars in Thousands, except share amounts and earnings per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Manufacturing/Distribution	$2,751	$3,279
Retail	26,697	20,224
Other – Fees	74	28

Total Revenues	$29,522	$23,531
Expenses:
Cost of sales-mfg/distribution	$1,548	$1,884
Cost of sales-retail	14,289	10,983
Operating expenses	13,880	12,026
Depreciation and amortization	721	642

Total Expenses	$30,438	$25,535

(Loss) from operations	(916)	(2,004)
Interest (expense), net	(177)	(124)

(Loss) before income taxes	$(1,093)	$(2,128)
Provision for income tax benefit	420	856

Net (loss)	$(673)	$(1,272)
Loss attributable to non-controlling interest	21	26
Net (loss) attributable to Dreams, Inc.	$(652)	$(1,246)

(Loss) per share:
Basic: (Loss) per share	$(0.01)	$(0.03)
Weighted average shares outstanding – Basic	44,662,586	44,493,881
Diluted: (Loss) per share	$(0.01)	$(0.03)
Weighted average shares outstanding – Diluted	45,110,284	45,107,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

Three Months Ending March 31, 2012 and 2011

(Dollars in Thousands)

	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net (Loss)	$(652)	$(1,246)

Loss attributable to non-controlling interest	(21)	(26)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	669	501
Amortization	52	140
Loan cost amortization	16	24
Net loss from sale of property and equipment	—	20
Stock based compensation	33	—
Deferred tax benefit, net	(422)	(853)
(Increase) decrease in:
Accounts receivable	6,058	6,042
Inventories	(2,409)	(1,029)
Prepaid expenses and other current assets	(251)	(35)
Increase (decrease) in:
Accounts payable	(9,297)	(8,962)
Accrued liabilities	(4,786)	(4,922)
Deferred revenues	(1,305)	(1,235)

Net cash (used in) operating activities	$(12,315)	$(11,581)
Cash Flows from Investing Activities
Purchase of property and equipment	(386)	(406)
Proceeds from notes receivable	54	—

Net cash (used in) investing activities	$(332)	$(406)
Cash Flows from Financing Activities
Proceeds from Line of Credit – PNC	47,570	—
Pay down on Line of Credit – PNC	(35,915)	—
Proceeds from Line of Credit – Regions	—	39,393
Pay down on Line of Credit – Regions	—	(27,857)
Deferred loan costs	(25)	—
Proceeds from stock option exercise	3	270
Repayment of Capital lease	(137)	(20)
Repayment of Notes payable	(25)	(49)

Net cash provided by financing activities	$11,471	$11,737
Net (decrease) in cash	(1,176)	(250)
Cash at beginning of period	1,860	440

Cash at end of period	$684	$190

Cash paid for interest during the period	$112	$100

Cash paid for taxes during the period	$460	$369

Supplemental Disclosure of Non Cash Financing Activity
Borrowings on Capital Lease	185	—
		—
		—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dreams, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Dollars in Thousands, Except per Share Amounts

1.	Management’s Representations

The condensed consolidated interim financial statements included herein have been prepared by Dreams, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, for the calendar year ended December 31, 2011, filed with the SEC on March 29, 2012.

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

Earnings per Share

For the three months ended March 31, 2012, weighted average shares outstanding for basic earnings per share purposes was 44,662,586. For the three months ended March 31, 2012, weighted average shares outstanding for diluted earnings per share purposes was 45,110,284. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

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

For the three months ended March 31, 2012 and March 31, 2011, the Company recorded $33 and $0 of pre-tax share-based compensation expense under Topic 718, recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations, respectively. This expense was offset by approximately a $13 and $0 in a deferred tax benefit for non-qualified share-based compensation, respectively.

Share-Based Compensation Awards

The following disclosure provides information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FASB Accounting Standards Codification, Topic 718 Compensation – Stock Compensation:

Stock Options – The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company as well as independent contractors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three to five years. Awards generally expire three to five years after the date of grant.

As of March 31, 2012, vested options totaled 552,902 with an average price of $.71. Unvested options totaled 285,125. Total outstanding options that were “in the money” at March 31, 2012 were 838,027 with an average price per option of $1.27. Of those options, the vested “in the money” options totaled 552,902 with an average price of $.71 and the “in the money” unvested options totaled 285,125.

During the three months ended March 31, 2012 there were 17,500 options granted, 6,000 options expired, no options cancelled, and 7,725 options exercised.

The following table summarizes the stock option activity from January 1, 2012, through March 31, 2012:

	Options	Exercisable Price	Weighted Av. Exercise Price
January 1, 2012	834,252	$.41 - $2.75	$.54
Granted	17,500	2.79	$2.79
Expired	6,000	2.35	$2.35
Cancelled	—	—	$—
Exercised	7,725	$.41	$.41

March 31, 2012	838,027	$.41 - $2.79	$.71

The following table breaks down the number of outstanding options with their corresponding contractual life as well as the exerciseable weighted average (WA), outstanding exercise price, number of vested options with the corresponding exercise price by price range.

Options Breakdown by Range at 3/31/2012

Outstanding			Exerciseable
Range	Outstanding Options	Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.41 to $1.19	479,526	.23	.45	479,526	.45
$1.20 to $2.79	358,501	4.13	2.37	73,376	2.37

$.41 to $2.79	838,027	1.9	1.27	552,902	.71

At March 31, 2012, exercisable options had aggregate intrinsic values of $1,363.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of March 31, 2012, no impairment has been necessary.

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

Brick and Mortar

As of March 31, 2012, the Company owned and operated five (5) Field of Dreams® stores offering a selection of sports & entertainment memorabilia and collectibles and ten (10) FansEdge stores offering an array of sports licensed products. The Company has multiple stores in the Chicago and Las Vegas markets.

All of the Company’s revenue generated during the three months ended March 31, 2012 and March 31, 2011, was derived in the United States and all of the Company’s assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results table.

Segment information for the three month periods ended March 31, 2012 and March 31, 2011 was as follows:

Three Months Ended:	Manufacturing/ Distribution	Retail Operations	Total
March 31, 2012
Net sales	$3,562	$26,697	$30,259
Intersegment net sales	(811)	—	(811)
Operating (loss) / income	(106)	156	50
Total assets	$18,988	$54,065	$73,053

March 31, 2011
Net sales	$4,496	$20,224	$24,720
Intersegment net sales	(1,217)	0	(1,217)
Operating (loss)	(168)	(542)	(710)
Total assets	$18,521	$37,615	$56,136

Reconciliation to consolidated amounts is as follows:

	Three-Months Ended
	3/31/12	3/31/11
Revenues:
Total revenues for reportable segment	$30,259	$24,720
Other revenues	74	28
Eliminations of intersegment	(811)	(1,217)

Total consolidated revenues	$29,522	$23,531
Pre-tax (loss):
Total operating income / (loss) for reportable segments	50	(710)
Other (loss)*	(966)	(1,294)
Less: Interest expense	177	124

Total consolidated (loss) before taxes	$(1,093)	$(2,128)

*	These are “unallocated” costs and expenses that have not been allocated to the reportable segments. Some examples of these unallocated overhead costs which are consistent with the Company’s internal accounting policies are executive salaries and benefits; corporate office occupancy costs; listing exchange fees, Board of Director and Committee meeting expenses, certain accounting/human resource support, professional fees, bank charges, certain insurance policy premiums, public relations/investor relations expenses.

4.	Inventories

The components of inventories are as follows:

	March 31, 2012	December 31, 2011
Raw materials	$366	$388
Work in process	80	75
Finished goods, net	46,658	44,232

Total	$47,104	$44,695

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2011 and resulted in no impairment losses. There has been no subsequent event that resulted in evaluation adjustments as of March 31, 2012.

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

The Company has a contract with an athlete which will require the Company to make minimum payments to this athlete during the remainder of 2012. The payments are in exchange for autographs and licensing rights on inventory items to be received in the future.

The Company leases its corporate offices, manufacturing, warehouse and distribution facilities along with its company-owned stores under operating leases with varying terms and lengths. Rent expense under these leases for the three months ended March 31, 2012 and March 31, 2011 were $1,399 and $1,359, respectively.

The Company leases certain computer and warehouse equipment under capital leases. The leases collectively require monthly payments of $47 and expire through 2014. Interest rates on capital leases range from 5% to 12%.

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

The required Fixed Charge Coverage Ratio for the quarter ended March 31, 2012 is 1.10 to 1.00. The actual ratio was 2.87 to 1.00 and therefore, has been met for the quarter ended March 31, 2012.

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

As a result of our Asset Purchase Agreement with Pro-Star, Inc. effective December 26, 2006, Dreams received 86.5% of the Caesars Forum Shops Field of Dreams store; 89% of the Rio Hotel Field of Dreams store; 90.5% of the Smith & Wollensky Field of Dreams store (which has ceased operating in 2011); and 88.125% of the marketing venture known as “Stars Live 365”. Dreams will have an on-going obligation to make quarterly distributions on a pro-rata basis depending on the actual profitability of each of the three, now two operating stores and Stars Live 365.

11.	Subsequent Events

In preparing the interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the date of issuance of the financial statements.

On April 16, 2012, the Company announced that it had entered into a definitive merger agreement with Fanatics, Inc. (“Fanatics”) whereby Fanatics will acquire the outstanding common stock of Dreams in a cash transaction. Concurrently, Dreams will be merged with Sweet Tooth Acquisition Corp., (“Merger Sub”) a wholly-owned subsidiary of Fanatics resulting in Dreams being the surviving entity as a wholly-owned subsidiary of Fanatics. The merger was unanimously approved by the Board of Directors and the transaction is expected to close upon receiving shareholder approval at its upcoming Special Shareholders Meeting scheduled for June 6, 2012.

The merger will become effective upon closing of the transaction at which time each share of Dreams common stock issued and outstanding immediately prior to the closing will be cancelled and converted into the right to receive $3.45 in cash, without interest (“Merger Consideration”). Upon closing, all such shares of Dreams common stock will no longer be outstanding and automatically be cancelled and each holder of Dreams’ Common Stock will cease to have any rights, except the right to receive the Merger Consideration. In addition, each option and warrant granted under any stock option plan, including the Company’s 2006 Equity Incentive Plan or any other Company plan, agreement or arrangement, will be fully accelerated. Each former option and warrant holder will be entitled to receive cash equal to the total number of shares of Company common stock exercisable under the option and the excess, if any, of the offer price over the exercise price per share.

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

In particular, we have had success with the marketing of our products on-line via FansEdge.com and the complement of each of our web properties. For the quarter ended March 31, 2012, the Internet division generated $23,003 in sales, up 37.0%, versus $16,788 in Internet sales generated in the first quarter in 2011. This remains the fastest growing area of the Company and will remain its primary focus. This Internet growth has re-defined our Company as we have transformed ourselves into a technology company, operating in the sports licensed products industry, generating a majority of our revenues via the eCommerce channel.

The Company has drawn on a complete spectrum of competencies it has developed over the years to support its flagship online brand, FansEdge. This has allowed the Company to leverage the investments made during the past several years by marketing a proven range of services to third parties that include; managed hosting, custom site design and development, customer service, order fulfillment, purchasing, inventory management, marketing, merchandising, and analytics and reporting. The Company calls the compilation of e-commerce services described above, Web Syndication and believes there are significant growth opportunities that exist in the marketplace. Our current web syndication portfolio consists of some eighty clients representing some of the best known brands and properties in the country, including JC Penney, the Chicago Bulls, Majestic Athletic, NBC Sports and the Philadelphia Eagles.

The Company currently operates ten (10) FansEdge stores. This was in support of our Multi-channel Retailing strategy; whereby we market a single brand via multiple channels. We are pleased with the results to date of our FansEdge brick & mortar stores. They have performed well during the slow economy as we believe they offer approachable price points for the consumer. They cross market with the on-line Fansedge.com site and benefit by a high-tech inter-active kiosk used in each of the FansEdge stores. Furthermore, we have begun to offer this suite of Multi-channel Retailing services to third parties who are seeking to add one or more distribution channels to their retail model.

Our proprietary eCommerce platform has also enabled us to fuel a state-of-the-art interactive Kiosk for ordering products. These Kiosks are in each of our FansEdge stores and are providing a unique shopping experience for our customers by allowing them to access the entire Company portfolio of more than 200,000 product offerings. In 2011, and continuing through our first quarter of 2012, we experienced a range of 10% to 20% lift in our store sales attributed to the Kiosk.

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

We have recently added the ability to manufacture soft goods (apparel) within the organization and will seek to produce some of the items that will be featured on many of our online shops and our partners’ eCommerce sites. This should improve our overall gross margins within this segment. In addition, with our team providing game-day/stadium sales for the University of Texas, we are able to deliver a comprehensive retail solution to current and prospective clients that are looking for a provider who offers both eCommerce and in-stadium operations and merchandising.

Historically, the fourth quarter of the fiscal year (October to December) has accounted for a greater proportion of our operating income than have each of the other three quarters of our fiscal year. This is primarily due to increased consumer buying activities as a result of the holiday season. We expect that we will continue to experience quarterly variations and operating results principally as a result of the seasonal nature of our industry. Management continues to seek ways to shift expenses from the non-holiday quarters to the busier holiday quarter in order to improve cash flow. Other factors also cause a significant fluctuation of our quarterly results, including the timing of special events, the general popularity of a specific team that plays in a championship or an individual athlete who enters their respective sports’ Hall of Fame, the amount and timing of new sales contributed by new web syndication accounts, new stores, the timing of personal appearances by particular athletes and general economic conditions. Additional factors may cause fluctuations in expenses, including the costs associated with the opening of new stores, the integration of acquired businesses and stores into our operations , the general health of the economy, and corporate expenses and capital needed to support our expansion and growth strategy.

Conclusion

We set ourselves apart from other companies with our diversified product and services line, our proprietary e-commerce platform, our plethora of sports leagues and celebrity licenses, as well as our relationships with sports leagues, agents and athletes. Management believes we can continue to capture market share on-line.

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

The Company has both Goodwill and other long-lived intangible assets which are not amortized. As prescribed by the FASB, the Company evaluates the carrying value of these assets for impairment. Significant economic changes may require the Company to recognize impairment. As of December 31, 2011, no impairment has been necessary. As of March 31, 2012 there have been no circumstances that would yield impairment.

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

	March 31, 2012	December 31, 2011
Accounts receivable	$5,556	$11,614
Allowance for doubtful accounts	24	24

Accounts receivable, net	$5,532	$11,590

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

	March 31, 2012	December 31, 2011
Inventory	$47,567	$45,158
Reserves for inventory obsolescence	463	463

Inventory, net	$47,104	$44,695

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

The Company’s evaluations of the carrying amount of goodwill were completed as of December 31, 2011 in accordance with Topic 350-20-35, resulted in no impairment losses. As of March 31, 2012, there was no impairment to goodwill.

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

The Company had approximately $368 in orders not yet shipped as of March 31, 2012.

Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011

Revenue. Total revenues increased 25.4% to $29,522 for the three months ended March 31, 2012, compared to $23,531 for the three months ended March 31, 2011. This increase was attributed to considerably higher on-line sales. Online sales continue to represent the fastest growing area of the Company and will remain its primary focus.

Manufacturing/Distribution revenues decreased 20.7% to $3,562 for the three months ended March 31, 2012, compared to $4,496 for the three months ended March 31, 2011. Net revenues (after eliminating intercompany sales) decreased 16.1% to $2,751 for the three months ended March 31, 2012, from $3,279 for the three months ended March 31, 2011.

Retail channel revenues increased 32.0% to $26,697 for the three months ended March 31, 2012, from $20,224 for the three months ended March 31, 2011. The increase was driven by considerably higher revenues generated online.

•

E-Commerce – Our internet retail division revenues increased 37.0% to $23,003 during the first three months of 2012, versus $16,788 for the three months ended March 31, 2011. The increase is a result of our www.FansEdge.com and web syndication growth.

•

FansEdge stores – Retail revenues generated through our ten (10) FansEdge stores increased 15.5% to $1,358 for the first three months of 2012, from $1,175 for the three months ended March 31, 2011 when we had nine (9) FansEdge stores operating. Same store sales were up 6.0% as we continue to make operational improvements and enhance our merchandise offerings and market our in-store kiosks.

•

Field of Dreams® stores – Retail revenues generated through our five (5) company-owned Field of Dreams stores remained constant at $1,759 for the first three months of 2012, from $1,796 for the three months ended March 31, 2011.

•	Stadium Sales – Retail revenues generated through stadium sales was $577 for the current period, up 24.0%, compared to $465 in stadium revenues for the first three months of 2011.

Costs and expenses. Total cost of sales for the three months ended March 31, 2012, increased 23.0% to $15,837, versus $12,867 in the same period last year. The increase is attributed to higher overall sales. However, as a percentage of total sales, cost of sales was 53.6% for the three months ended March 31, 2012, versus 54.7% for the three months ended March 31, 2011.

Cost of sales of manufacturing/distribution products decreased 17.8% to $1,548 for the three months ended March 31, 2012, from $1,884 for the three months ended March 31, 2011. The decrease is a result of lower sales for this segment in the period. As a percentage of manufacturing/distribution revenues, cost of sales was 56.2%, versus 57.4% for the three months ended March 31, 2011. As a percentage of manufacturing/distribution revenues before elimination of inter-company sales, costs were 66.2% for the three months ended March 31, 2012, compared to 69.0% for the three months ended March 31, 2011.

Cost of sales of retail products increased 30.1% to $14,289 for the three months ended March 31, 2012, from $10,983 for the three months ended March 31, 2011. The increase is a result of higher overall retail sales. As a percentage of total retail sales, costs were 53.5% for the three months ended March 31, 2012, versus 54.3% for the same period last year.

Operating expenses were up 15.4% at $13,880 for the three months ended March 31, 2012, compared to $12,026 for the three months ended March 31, 2011. The increase in operating expenses is a result of higher overall sales. As a percentage of sales, operating expenses were 47.0% for the three months ended March 31, 2012, compared to 51.1% for the three months ended March 31, 2011. During the first quarter of 2011, the Company accrued approximately $500 for a legal settlement and related expenses.

Interest expense, net. Net interest expense was $177 for the three months ended March 31, 2012, versus $124 for the three months ended March 31, 2011.

Provision for income taxes. The Company recognized an income tax benefit of $420 for the three months ended March 31, 2012, versus an income tax benefit of $856 for the three months ended March 31, 2011. Each quarter, the Company evaluates whether the realizability of its net deferred tax assets is more likely than not. Should the Company determine that a valuation reserve is necessary, it would have a material impact on the Company’s operations. The Company has prepared an analysis based upon historical data and forecasted earnings projections to determine its ability to realize its net deferred tax asset. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Therefore, the Company has determined that a valuation allowance was not necessary as of March 31, 2012 and March 31, 2011. The effective tax rate for both periods was approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the three months ended March 31, 2012, are the cash flows generated daily from our operating subsidiaries, availability under our $35,000 senior revolving credit facility and available cash.

The balance sheet as of March 31, 2012 reflects working capital of $20,175 versus working capital of $20,911 at December 31, 2011. At March 31, 2012, the Company’s cash was $684, compared to $1,860 at December 31, 2011. The Company is not negatively impacted by the cash balance of $684 as it has sufficient access to capital under its revolving credit facility with its senior lender. Net accounts receivable at March 31, 2012 were $5,532, compared to $11,590 at December 31, 2011.

Use of Funds

Cash used in operations amounted to $12,315 for the three months ended March 31, 2012, compared to $11,581 cash used in operations during the same period of 2011.

Cash used in investing activities was $332 for the three months ended March 31, 2012, compared to $406 cash used in investing activities for the same period of 2011.

Cash provided by financing activities was $11,471 for the three months ended March 31, 2012, versus $11,757 cash provided by financing activities for the same period in 2011.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and our budgeted capital expenditure requirements for the current fiscal year.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

Two purported class action lawsuits related to the merger were filed against Dreams, the members of Dreams’ board of directors, Fanatics and Merger Sub. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The two lawsuits were filed in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida. These lawsuits are styled as follows: Vinay Rallapalle, individually and on behalf of all others similarly situated, Plaintiff, v. Sam D. Battistone, Ross Tannenbaum, Dale Larsson, David Malina, Steven Rubin, Fanatics, Inc., Sweet Tooth Acquisition Corp. and Dreams, Inc., Defendants (filed on April 19, 2012); and Scott Kaplan, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Sam D. Battistone, Dale E. Larsson, David Malina, Steven D. Rubin, Ross Tannenbaum, Dreams, Inc., Fanatics, Inc., and Sweet Tooth Acquisition Corp., Defendants (filed on April 23, 2012).

The amended class action complaint filed in the Rallapalle action alleges that the individual director defendants breached their fiduciary duties by (i) allegedly agreeing to sell Dreams without first taking steps to ensure adequate, fair and maximum consideration, (ii) allegedly engineering a transaction to benefit themselves and not the shareholders, (iii) allegedly failing to disclose material information to shareholders, and (iv) allegedly failing to protect the interests of Dreams’ minority shareholders. In the amended complaint, the plaintiffs also allege that Dreams, Fanatics and Merger Sub aided and abetted the alleged breaches of fiduciary duties by Dreams’ directors. The amended complaint seeks declaratory and injunctive relief, damages and attorneys’ fees and costs.

On May 1, 2012, the Kaplan lawsuit was voluntarily dismissed and, on May 3, 2012, the plaintiff in the Rallapalle action filed an amended class action complaint on behalf of himself and Kaplan.

On May 7, 2012, counsel for parties to the Rallapalle action entered into a memorandum of understanding outlining the terms of a settlement. The settlement is contingent on execution of a stipulation of settlement to be negotiated between the parties, court approval, class wide notice, and the closing of the Merger.

On May 7, 2012, a third lawsuit was filed in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Tom Perkins and Linda Matney, Individually and on Behalf of All Others Similarly Situated, Plaintiffs, v. Dreams, Inc., Ross Tannenbaum, Sam Battistone, Dale Larsson, David Malina, Steven Rubin, Fanatics, Inc., and Sweet Tooth Acquisition Corp., Defendants. The class action complaint filed in the Perkins action alleges that the individual director defendants breached their fiduciary duties by (i) allegedly agreeing to sell Dreams without first taking steps to ensure adequate, fair and maximum consideration, (ii) allegedly engineering a transaction to benefit themselves and not the shareholders, (iii) allegedly failing to disclose material information to shareholders, and (iv) allegedly failing to protect the interests of Dreams’ minority shareholders. In the complaint, the plaintiffs also allege that Dreams, Fanatics and Merger Sub aided and abetted the alleged breaches of fiduciary duties by Dreams’ directors. The complaint seeks declaratory and injunctive relief, damages and attorneys’ fees and costs.

On May 11, 2012, plaintiffs in the Perkins action filed their Emergency Motion for a Preliminary Injunction and Motion to Consolidate Related Actions and Appoint Lead Plaintiffs and Lead Plaintiffs’ Counsel, seeking (1) a preliminary injunction hearing to enjoin a shareholder vote on the merger until additional disclosures are provided are provided; (2) the consolidation of the Perkins Action with the Rallapalle Action; (3) the appointment of the Perkins’ plaintiffs as Lead Plaintiffs; and (4) the appointment of the Perkins’ counsel as Lead Counsel. No hearing has yet been scheduled on the motion.

We are aware that a fourth lawsuit was filed against Dreams in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida. The Clerk of Court’s docket reflects that the lawsuit is styled as follows: Wayne Schmertzler v. Dreams, Inc. (filed on May 5, 2012). Dreams has not been served with this lawsuit, and the nature of the claims asserted is thus unknown.

Dreams and Fanatics believe that these lawsuits are without merit.

Item 1A.	Risk Factors.

See list of Risk Factors disclosed in Company’s form 10-K filed with the S.E.C. on March 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMS, INC.

By:	/s/ Ross Tannenbaum
Ross Tannenbaum, Chief Executive Officer,
Principal Executive Officer

May 15, 2012.

By:	/s/ Dorothy Sillano
Dorothy Sillano, Chief Financial Officer,
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.